Form 10-Q
period 2008-06-30
Biostar Pharmaceuticals, Inc.
filed 2008-08-14
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-147363
 (Commission file number)

BIOSTAR PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	20-5101287
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

Shiji Avenue, Xianyang City
Shaanxi province, P.R. China, 712000
 (Address of principal executive offices)

011-86-029-33686638
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of August 12, 2008 there were 22,152,311 shares of common stock were outstanding.

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.

FINANCIAL STATEMENTS

JUNE 30, 2008

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$694,538	$2,286,419
Accounts receivable	10,533,962	4,123,135
Inventories	367,728	207,895
Deposit	280,712	-
Prepaid expenses and other receivables	369,919	18,225
Total Current Assets	12,246,859	6,635,674

Property and equipment, net	6,064,716	6,206,994

Intangible assets, net	7,248,469	7,404,011

Total Assets	$25,560,044	$20,246,679

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,588,927	$537,780
Customer advances and other deposit	2,585,610	2,412,846
Short-term bank loan	552,985	519,544
Value-added tax payable	426,283	298,032
Income tax payable	249,071	187,089
Total Current Liabilities	5,402,876	3,955,291

Commitment

Stockholders' Equity
Series A, convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
72,500 shares issued and outstanding at June 30, 2008 and December 31, 2007	725,000	725,000
Undesignated preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
22,152,311 shares issued and outstanding at June 30, 2008 and December 31, 2007	22,152	22,152
Additional paid-in capital	8,244,017	8,244,017
Statutory reserves	1,162,011	902,113
Accumulated other comprehensive income (loss)	233,167	(53,517)
Retained earnings	9,770,821	6,451,623
Total Stockholders' Equity	20,157,168	16,291,388

Total Liabilities and Stockholders' Equity	$25,560,044	$20,246,679

The accompanying notes are an integral part of these financial statements.

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales, net	$9,420,774	$3,905,829	16,231,033	5,477,061

Cost of sales	4,028,527	1,022,183	6,667,206	1,731,666

Gross profit	5,392,247	2,883,646	9,563,827	3,745,395

Selling, general and administrative expenses	3,374,617	1,522,893	5,427,295	1,897,992

Income from operations	2,017,630	1,360,753	4,136,532	1,847,403

Other Income (Expense)
Interest income	1,442	2,206	1,521	2,507
Interest expense	(15,529)	(17,098)	(29,482)	(26,765)
Other	-	(33)	-	(33)
Total other Income (Expense)	(14,087)	(14,925)	(27,961)	(24,291)

Income before income taxes	2,003,543	1,345,828	4,108,571	1,823,112

Provision for income taxes	245,577	232,805	529,475	316,420

Net income	$1,757,966	$1,113,023	$3,579,096	$1,506,692

Net income per common share
Basic and diluted	$0.08	$0.06	$0.16	$0.08

Weighted average common shares outstanding
Basic and diluted	22,152,311	19,832,311	22,152,311	19,832,311

Pro forma net income per share
Basic and diluted			$0.09

Pro forma weighted average shares outstanding
Basic and diluted			23,240,899

The accompanying notes are an integral part of these financial statements.

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,579,096	$1,506,692
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	319,598	290,167
Provision for doubtful accounts	186,085	48,238
Changes in operating assets and liabilities:
Accounts receivable	(6,163,071)	(1,607,234)
Inventories	(141,382)	(450,416)
Deposit	(276,775)	(13,050)
Prepaid expenses and other receivables	(336,134)	(13,491)
Accounts payable and accrued expenses	992,489	210,135
Customer advances and other deposit	17,218	(93,587)
VAT tax payable	102,520	(60,033)
Income tax payable	46,484	231,910
Net cash provided by (used in) operating activities	(1,673,872)	49,331

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(21,778)	(3,746)
Construction in progress	-	(37,523)
Net cash (used in) Investing activities	(21,778)	(41,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from short-term bank loan	-	384,931
Proceeds from issuance of preferred stock	-	725,000
Net cash provided by (used in) financing activities	-	1,109,931

Effect of exchange rate changes on cash and cash equivalents	103,769	5,098

Net Increase (Decrease) in cash and cash equivalents	(1,591,881)	1,123,091

Cash and cash equivalents, beginning balance	2,286,419	11,934

Cash and cash equivalents, ending balance	$694,538	$1,135,025

SUPPLEMENTAL DISCLOSURES:
Interest payments	$29,344	$21,456
Income tax payments	$482,992	$84,510

The accompanying notes are an integral part of these financial statements.

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 1 - ORGANIZATION

Biostar Pharmaceuticals, Inc. (“Biostar” or “the Company”) was incorporated in the State of Maryland on March 27, 2007. On June 15, 2007, Biostar formed Shaanxi Biostar Biotech Ltd (“Shaanxi Biostar” or the “WFOE). Shaanxi Biostar is a wholly-owned subsidiary of Biostar and a limited liability company organized under the laws of the People's Republic of China (the "PRC").

On November 1, 2007, Shaanxi Biostar entered into a series of agreements including a Management Entrustment Agreement, a Shareholders’ Voting Proxy Agreement, an Exclusive Option Agreement and a Share Pledge Agreement (the “Agreements”) with Shaanxi Aoxing Pharmacy Co., Ltd ("Aoxing Pharmaceutical") and its shareholders (the “Transaction”). Aoxing Pharmaceutical is a corporation formed under the laws of the PRC. According to these Agreements, Shaanxi Biostar acquired management control of Aoxing Pharmaceutical whereby Shaanxi Biostar is entitled to all of the net profits of Aoxing Pharmaceutical as a management fee, and is obligated to fund Aoxing Pharmaceutical’s operations and pay all of the debts. In exchange for entering into the Agreements, on November 1, 2007, the Company issued 19,832,311 shares of its common stock to Aoxing Pharmaceutical owners, representing approximately 90% of the Company’s common stock outstanding after the Transaction. Among the 19,832,311 shares of common stock issued, 15,436,005 shares were held by BVI trust on behalf of some Aoxing Pharmaceutical owners. Consequently, the owners of Aoxing Pharmaceutical own a majority of the Company's common stock immediately following the Transaction, therefore, the Transaction is being accounted for as a "reverse acquisition", and Aoxing Pharmaceutical is deemed to be the accounting acquirer in the reverse acquisition.

These contractual arrangements completed on November 1, 2007 provide that Shaanxi Biostar has controlling interest in Aoxing Pharmaceutical as defined by FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51, which requires Shaanxi Biostar to consolidate the financial statements of Aoxing Pharmaceutical and ultimately consolidate with its parent company, Biostar (see Note 2 “Principles of Consolidation”).

The Company, through its subsidiary and exclusive contractual arrangement with Aoxing Pharmaceutical, is engaged in the business of discovering, developing, manufacturing and marketing of over-the-counter (“OTC”) and prescription pharmaceutical products as well as medical supplement products which include capsules, granules and powder type medicines for a variety of diseases and conditions such as hepatitis, gynecopathy and various male diseases in the PRC.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiary and variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation. The Company has adopted FIN 46R which requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

In determining Aoxing Pharmaceutical is the VIE of Shaanxi Biostar, the Company considered the following indicators, among others:

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•
Shaanxi Biostar has the full right to control and administrate the financial affairs and daily operation of Aoxing Pharmaceutical and has the right to manage and control all assets of Aoxing Pharmaceutical. The equity holders of Aoxing Pharmaceutical as a group have no right to make any decision about Aoxing Pharmaceutical’s activities without the consent of Shaanxi Biostar.

•
Shaanxi Biostar was assigned all voting rights of Aoxing Pharmaceutical and has the right to appoint all directors and senior management personnel of Aoxing Pharmaceutical. The equity holders of Aoxing Pharmaceutical possess no substantive voting rights.

•	Shaanxi Biostar will provide financial support if Aoxing Pharmaceutical requires additional funds to maintain its operations and to repay its debts.

•
Shaanxi Biostar should be paid a management fee equal to Aoxing Pharmaceutical’s net profits and should assume all operation risks of Aoxing Pharmaceutical and bear all losses of Aoxing Pharmaceutical.  Therefore, Shaanxi Biostar is the primary beneficiary of Aoxing Pharmaceutical.

Aoxing Pharmaceutical is wholly owned by the majority shareholders of the Company. The capital provided to Aoxing Pharmaceutical by the Company was recorded as interest-free loan to Aoxing Pharmaceutical. There was no written note to this loan and the loan is not interest bearing and was eliminated during consolidation. Under various contractual agreements, the shareholders of Aoxing Pharmaceutical are required to transfer their ownership to the Company’s subsidiary in China when permitted by PRC laws and regulations or to designees of the Company at any time when the Company considers it is necessary to acquire Aoxing Pharmaceutical. In addition, the shareholders of Aoxing Pharmaceutical have pledged their shares in Aoxing Pharmaceutical as collateral to secure these contractual arrangements.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement.  During the six months ended June 30, 2008, the foreign currency translation adjustments to the Company’s comprehensive income were $286,684.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $325,793 and $126,314 as at June 30, 2008 and December 31, 2007, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to market value, if lower. Inventories consist of the following:

	June 30,	December 31,
	2008	2007

Raw materials	$227,672	$110,946
Work in process	22,562	8,445
Finished goods	117,494	88,504
	$367,728	$207,895

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. As the real property is situated on the land with 50 years of land use rights, thus the 50-year-life is used as the estimated life of real property. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Real property	50 years
Machinery & equipment	15 years
Leasehold improvements	10 years
Computers & office equipment	5 years

Property, plant & equipment consist of the following:

	June 30,	December 31,
	2008	2007

Real property	$4,393,371	$4,393,372
Machinery & equipment	510,694	508,353
Leasehold improvements	1,946,831	1,946,831
Furniture & fixtures	62,982	62,981
Vehicle	19,437	-
	6,933,315	6,911,537
Less: Accumulated depreciation	(868,599)	(704,543)
	$6,064,716	$6,206,994

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The land rights purchased in August of 2006 will expire in 2056. The proprietary technologies were contributed by four shareholders of the Company and relate to the production of the Company's five state approved drugs. All of the Company’s intangible assets are subject to amortization with estimated lives of:

Land use right	50 years
Proprietary technologies	10 years

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The components of finite-lived intangible assets are as follows:

	June 30,	December 31,
	2008	2007

Land use right	$6,202,238	$6,202,238
Proprietary technologies	1,511,544	1,511,544
	7,713,782	7,713,782
Less: Accumulated amortization	(465,313)	(309,771)
	$7,248,469	$7,404,011

The estimated future amortization expenses related to intangible asset as of June 30, 2008 are as follows:

Years Ending December 31,
2008, six months	$157,800
2009	315,600
2010	315,600
2011	315,600
2012	315,600
Thereafter	5,828,269

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Value Added Tax Payable

The Company is subject to a value added tax rate of 17% on product sales by the Peoples Republic of China.  Value added tax payable is computed net of value added tax paid on purchases for all sales in the Peoples Republic of China.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company does not allow its customers to return products.  The Company’s customers can exchange products only if they are damaged in transportation.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.

In December 2004, the FASB issued FASB Statement No. 123R ("SFAS 123R"), "Share-Based Payment, an Amendment of FASB Statement No. 123". SFAS 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective beginning in the Company's first quarter of fiscal 2006.

The Company did not issue any stock options to employees during the six months ended June 30, 2008, therefore pro forma disclosures are not required.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income, foreign currency translation adjustments.

Statement of Cash Flows

In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

For the Company, the reportable business segments are based on products.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years beginning October 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

A brief description of the provisions of this Statement
The date that adoption is required
The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The management is currently evaluating the effect of this pronouncement on financial statements.

Note 3 – SHORT-TERM BANK LOAN

The Company’s VIE in China has a RMB 3,800,000 ($552,985 translated at the June 30, 2008 exchange rate of $1=RMB 6.8718) short-term bank loan, which will expire on August 12, 2008.  Interest is payable monthly at 0.816% per month.  The loan is secured by the Company's real property.

Note 4 – SERIES A CONVERTIBLE PREFERRED STOCK

Between May 29, 2007 and June 4, 2007, the Company raised $725,000 from two investors in a private placement of its Series A Convertible Preferred Stock at a purchase price of $10.00 per unit, for a unit consisting of one share of Preferred Stock and one Warrant.

The Series A Preferred Stock has no voting rights except that the approval of the holders of at least 51% of the Series A Preferred Stock is required for the authorization, creation, or issuance, or any increase in the authorized or issued amount, of any class or series of stock ranking equal or prior to the Series A Preferred; or the amendment, alteration, or repeal of any of the provisions of the Articles of Incorporation of the corporation which would alter or change the powers, preferences, or special rights of the shares of the Series A Preferred so as to affect them adversely.

Each share of Series A Preferred Stock is convertible into shares of common stock at the option of the holder at a conversion price of $.67 per share. The aggregate number of shares of common stock which may be issued upon conversion of the Series A Preferred Stock shall be no more than 2 million shares.

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 4 – SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED)

Upon completion of the conversion of the Series A Preferred Stock into common stock, the Company will record a deemed dividend and as an increase in additional paid-in capital, the intrinsic value of the beneficial conversion feature (the "BCF").  The intrinsic value of the BCF will be the difference between the fair value of the common stock received upon conversion and the amount of proceeds to be allocated to the BCF.  The amount to be allocated to the BCF is the difference between the $725,000 proceeds received and the fair value of the warrants which is calculated using Black-Scholes option pricing model.

 The Warrant is exercisable, in whole or in part, at any time and from time to time from and after the Effective Date on which a Conversion Price is first determinable through and including the Termination Date which is the third anniversary date, at an exercise price per Share equal to 150% of the Conversion Price.

Assuming a valuation of $2.00 per share and the conversion of the Series A Preferred Stock into 1,088,588 shares of common stock at an effective conversion price of approximately $0.57 per share which is obtained by dividing the amount to be allocated to the BCF by the 1,088,588 common shares, pro forma net income per common share would be:

Six Months Ended
June 30, 2008
Pro forma basic and diluted net income:
Net income	$3,579,096
Deemed dividend from beneficial conversion feature of preferred stock	(1,551,818)
Net income applicable to common shareholders	$2,027,278

Pro forma weighted average shares outstanding:
Weighted average common shares outstanding	22,152,311
Common shares to be issued upon conversion of preferred stock	1,088,588
Pro forma weighted average shares outstanding	23,240,899

Pro forma basic and diluted net income per share	$0.09

Management estimated a valuation of $2.00 per share by using the Discounted Cash Flow (DCF) Method with the following assumptions.

1.	Discount rate of 27% as calculated by the build-up discount rate summary as follows.

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 4 – SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED)

	Discount Rate Build Up Computation /Capital Asset Pricing Model (CAPM) Utilizing Re-Levered Beta
Riskless Rate:	4.90%	Market yield to maturity on 20 yr U. S. Treasuries
Original General Equity Risk Premium:	7.10%	This incorporates the earnings Distributions and Capital Gains, obtained from Ibbotson's Stocks, Bonds, & Inflation Yearbook
Adjust Historical Equity Risk Premium:	-1.25%	Elimination of stock returns on major up movements according to a study conducted by Ibbotson and Chen
General Equity Risk Premium, as adjusted:	5.85%	This incorporates the earnings Distributions and Capital Gains, obtained from Ibbotson's Stocks, Bonds, & Inflation Yearbook
CAPM (Beta) Adjustment: 1.66	3.86%	General estimate of additional risk for Chinese Cos trading in the U. S.
Ibbotson's Size Premium:	6.30%	Represents the premium on the micro cap: capitalization below small company (not less than $627,000,000 in sales)
Additional Size Premium:	3.00%	Represents additional premium for companies below the $627 million Deal threshold included in the 10th size decile above
Specific Company Risk Adjustment:	3.00%	Per Specific Company Risk Adjustment Computation (rounded)
Total Discount Rate	26.9%

2.	The Company’s management’s anticipated future results of the benefit stream to the owners of the Company based on its four year forecasts.

3.	Growth rate estimate of 9% for the periods after 2010 and the terminal period which is a combination of the PRC economy, Pharmaceutical industry, and the Company’s long term expectation.

4.
Discount for Lack of Marketability (DLOM) of 30% based on the observation of the range of DLOM from 16% (difference in discount from registered private placements and unregistered placements) to 43% to 44% (mean and median from the IPO studies).

The DCF method resulted in a value of approximately $66.7 million, discounted by the 30% DLOM resulted in an adjusted value of approximately $46.7 million, then divide by the 23,240,899 common shares assuming the conversion of preferred stock to arrive at the value of approximately $2.00 per share.

Note 5 – UNDESIGNATED PREFERRED STOCK

The Blank Check Preferred Stock may be issued from time to time in one or more classes or series.

Note 6 - INCOME TAXES

The Company was incorporated in the United States of America and has operations in two tax jurisdictions - the United States of America and the PRC. For the operation in the United States of America, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses in the United States as of June 30, 2008. The Company generated substantially all of its net income from its PRC operations for the six months ended June 30, 2008 and has recorded income tax provision for the period.

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 6 - INCOME TAXES (CONTINUED)

United States of America

As of June 30, 2008, the Company had federal and state net operating loss carryforwards of approximately $116,357 available to offset future taxable income in the United States of America. The net operating loss carryforwards will expire, if unused, in varying amounts through the year ending December 31, 2028. The deferred tax assets for the United States operation at June 30, 2008 consists mainly of net operating loss carryforwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$45,000	$6,700
Total deferred tax assets	45,000	6,700
Less: valuation allowance	(45,000)	(6,700)
Net deferred tax assets	$-	$-

China

The Company’s subsidiary and VIE were incorporated in the PRC which is governed by the Income Tax Law of the PRC and various local income tax laws (the “Income Tax Laws"). Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year.  The VIE’s application for an income tax reduction was accepted on December 4, 2005 by the Tax Department of Xian Yang Government.  That is a reduction of income tax payable by 50% from January 1, 2007 to December 31, 2009 and an exemption from income tax from January 1, 2005 to December 31, 2006.  The deferred tax assets for the Company’s China subsidiary and VIE were immaterial at June 30, 2008.

The income tax expenses for China operation consist of the following:

	Six Months Ended
	June 30,
	2008	2007

Income tax provision	$529,475	$316,420
Change in deferred tax assets	-	-
Change in valuation allowance	-	-
Income tax expenses	$529,475	$316,420

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 6 - INCOME TAXES (CONTINUED)

Uncertain Tax Positions

As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

For the six months ended June 30, 2008 and 2007, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 7 – MAJOR CUSTOMER

For the six months ended June 30, 2008, no sales to single customer were over 10% of net sales. Approximately 10% of net sales were made to one customer for the six months ended June 30, 2007.

Note 8 - STATUTORY RESERVES

The Company’s subsidiary and VIE in China are required to make appropriations to certain non-distributable reserve funds. In accordance with the laws and regulations applicable to China’s Foreign Investment Enterprises and the China Company Laws, an enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public affair fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public affair fund reserve was limited to 50 percent of the registered capital.  Effect January 1, 2006 there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2008 and December 31, 2007, the Company’s VIE had allocated $1,162,011 and $902,113 to these non-distributable reserve funds, respectively.

Note 9 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income (loss) included in stockholders’ equity at June 30, 2008 and December 31, 2007 were as follows:

	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007

Accumulated other comprehensive loss, beginning of period	$(53,517)	$(94,161)
Change in cumulative translation adjustment	286,684	40,644
Accumulated other comprehensive income (loss), end of period	$233,167	$(53,517)

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 10 - COMMITMENT

Corporate Finance Advisory Services Agreement

On March 8, 2007, the Company executed a Corporate Finance Advisory Services Agreement (the “Advisory Agreement") with Friedland Capital Inc. (“Friedland”). The advisory agreement stated that Friedland would provide to the Company corporate finance advisory services designed to achieve its corporate finance objectives, specifically to result in the Company's shares (or a successor entity's shares) becoming publicly-traded in the United States. As consideration for these services, the Company paid Friedland RMB 1,650,000 in 2007 and is obligated to pay Friedland additional RMB 750,000 ($109,142 translated at $1=RMB 6.8718) within five working days after the Company’s shares becoming listed in public market.

Lease Agreements

The Company utilizes office space provided by one of its directors at no cost.

Note 11 - SEGMENT INFORMATION

 The following is a summary of revenues by reportable business:

	Six Months Ended
	June 30,
	2008	2007

Xin Aoxing Oleanolic Acid Capsule	$8,744,532	$3,577,183
Taohuasan Pediatrics Medicine	2,257,019	590,805
Gan Wang Compound Paracetamol Capsule	1,776,468	491,386
Tianqi Dysmenorrhea Capsule	1,838,341	450,049
Danshen Granule	1,614,673	367,638

	$16,231,033	$5,477,061

Note 12 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s major operations are carried out in the PRC, therefore the Company is subject to the risks not typically associated with entities operating in the United States of America. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. All of the following risks may impair the Company’s business operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected.  In such case, investor may lose all or part of the investment. Additional risks include:

▪	The Company may not be able to adequately protect and maintain its intellectual property.
▪	The Company may not be able to obtain regulatory approvals for its products.
▪
The Company may have difficulty competing with larger and better financed companies in the same sector. New legislative or regulatory requirements may adversely affect the Company’s business and operations. The Company is dependant on certain key existing and future personnel.

▪	The Company’s growth is dependent on its ability to successfully develop, market, or acquire new drugs. The Company may be subject to product liability claims in the future.
▪	Changes in the laws and regulations in the PRC may adversely affect the Company’s ability to conduct its business.
▪	The Company may experience barriers to conducting business due to governmental policy.

Table of Copntents

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 12 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS (CONTINUED)

▪	Capital outflow policies in the PRC may hamper the Company’s ability to remit income to the United States.
▪	Fluctuation of the Renminbi could materially affect the Company’s financial condition and results of operations.
▪	The Company may face obstacles from the communist system in the PRC.
▪	The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.
▪	Trade barriers and taxes may have an adverse affect on the Company’s business and operations.
▪	There may not be sufficient liquidity in the market for the Company’s securities in order for investors to sell their securities.

Table of Copntents

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plan," "project," "predict," "potential," "continue," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the management on the date hereof. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

Biostar Pharmaceuticals, Inc. (“We”, the “Company” or “Biostar”) was incorporated on March 27, 2007, under the laws of the State of Maryland. Our business operation in China is conducted primarily through wholly-owned subsidiary, Shaanxi Biostar Biotech Ltd., and our variable interest entity (“VIE”), Shaanxi Aoxing Pharmaceutical Co., Ltd (“Aoxing Pharmaceutical”).

Aoxing Pharmaceutical currently has five state approved drugs on the market as listed below, with additional nine drugs in development, and derives all of its revenues in China.

▪	Xin AoXing Oleanolic Acid Capsule: an over-the-counter (“OTC”) drug that treats chronic hepatitis B disease.
▪	Compound Paracetamol & Amantadine Hydrochloride Capsule: an OTC drug that treats common cold.
▪	Danshen Granule: a prescription drug treating coronary heart disease, myocardditis and angina pectoris.
▪	Pediatrics Medicine: a prescription drug used for treating children’s cough and respiratory tract infection.
▪	Tianqi Dysmenorrhea: an OTC traditional Chinese medicine for treating dysmenorrhea.

The best-selling product of Aoxing Pharmaceutical, Xin Aoxing Oleanolic Acid Capsule, is the only non-prescription drug in China that treats hepatitis and the only oral intake hepatitis treatment product licensed for sale by the PRC government. Xin Aoxing Oleanolic Acid Capsule meets the requirements of China’s “Chronic Hepatitis Prevention Guide” and is listed as a designated quality product for Hepatitis B in China.

Aoxing Pharmaceutical currently has three patents pending approval. Its marketing network covers 21 provinces and it sells products in more than 28 provinces throughout China.

Table of Copntents

RECENT DEVELOPMENT

In 2007, in order to extend its sales network, Aoxing Pharmaceutical activated a series of strategic projects as follows:

▪
High-margin-product marketing network promotion plan I, or “Hundred City” project, targets 31 provinces in China and hundreds of cities and counties within those provinces with the goal of building Aoxing Pharmaceutical’s Xin Aoxing Oleanolic Acid Capsule brand as one of the biggest brand names for hepatitis treatment medicine in China, and building the largest and most efficient hepatitis treatment medicine distribution network in China. The “Hundred City” project was implemented on March 1, 2007. Since its implementation, it has generated sales of about RMB 60.4 million (approximately $8 million) as of December 31, 2007 and about RMB 45.9 million (approximately $6.5 million) for the six months ended June 30, 2008. Aoxing Pharmaceutical anticipates the “Hundred City” project will generate total sales of approximately $17 million in the year 2008. The implementation costs of the project are mainly advertising expense and sales commission which vary with sales. Advertising expense is approximately 25% of sales and sales commission is approximately 20%.

▪
China new rural medical supply cooperative program or “Blue Sea” project, targets six provinces in China and 300 counties within those provinces with the goal of making Aoxing Pharmaceutical one of the largest and most innovative pharmaceutical products supplier to China's rural market. The “Blue Sea” project was started on September 1, 2007. Since its implementation, it has generated sales for about RMB 7 million (approximately $0.9 million) as of December 31, 2007 and about RMB 24 million (approximately $3.4 million) for the six months ended June 30, 2008. Aoxing Pharmaceutical anticipates the project will generate total sales of approximately $11 million in the year 2008. The costs to undertake the “Blue Sea” project vary with sales generated.  It is estimated that the salary expense is about 2.5% of sales, commission is about 25% of sales and other expense is about 3% of sales.

▪
High-margin-product marketing network promotion plan II, or “China Hepatitis Internet Hospital” project, targets every region in China that has internet access to provide hepatitis patients diagnosis, specialist consultation, drug prescription and many more hospital type services online and to provide an online drug store selling hepatitis treating medicines that recommends Aoxing Pharmaceutical’s Xin Aoxing Oleanolic Acid Capsule as the preferred product. The hepatitis internet hospital (http://www.zggbyy.com) went live in December 2007. Aoxing Pharmaceutical will advertise for the internet hospital through the largest Chinese internet search website, Bidu.com. It is anticipated that the internet hospital will increase sales by approximately $5 million in the year 2008. The cost of website construction was about RMB 60,000 (approximately $8,000). The ongoing implementation costs include advertising expense and consulting fee paid to doctors which are in direct proportion to the sales generated. The advertising expense is estimated to be 2.8% of sales and the consulting fees are about 0.7% of sales.

▪
Retail agent network promotion strategy, or “Mercury” project, targets counties within 31 provinces in China to promote Aoxing Pharmaceutical’s “Gan Wang” Compound Paracetamol & Amantadine Hydrochloride Capsule with the goal of making it one of the most important brand OTC drugs for flu treatment. The “Mercury” project is planned to begin in early 2009. Aoxing Pharmaceutical anticipates the project will generate total sales of approximately $13 million in the first year. The estimated costs to undertake the project are advertising expenses of approximately 25% of sales and salary expenses of approximately 9% of sales.

▪
The merger and acquisition strategic plan of Aoxing Pharmaceutical contemplates the acquisition of four or five pharmaceutical manufacturers and one medical supplement company over the next five-year period. Currently, Aoxing Pharmaceutical is still searching for and reviewing acquisition opportunities.  In the event that we obtain future financing, we may use the funds for future acquisitions. And the amount of future financing we are able to obtain will affect Aoxing Pharmaceutical’s decision on acquisition.

Aoxing Pharmaceutical’s goal is to have its various pharmaceutical and medical supplement products, such as the medicines for hepatitis, gynecopathy and various male diseases, and other conditions, distributed to 31 provinces in China and to expand the sales network to approximately 300 cities, and ultimately become the pharmaceutical industry leader in northwestern China.

Table of Copntents

LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS AS OF JUNE 30, 2008 AND 2007 AND FOR THE SIX MONTHS THEN ENDED

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had cash and cash equivalents of approximately $694,538. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. We plan to review acquisition opportunities as a strategy for further growth. We expect to be the primary financing vehicle for Aoxing Pharmaceutical and will forward them the equity financing proceeds we receive.  The additional funds would be provided to Aoxing Pharmaceutical through Shaanxi Biostar; would be accounted for as loan to Aoxing Pharmaceutical and would be eliminated during consolidation. The loan would not be interest bearing and would not be evidenced by a written note. The foregoing treatment is consistent with the prior financing of Series A Convertible Preferred Stock.

Net cash used in operating activities for the six months ended June 30, 2008 was $1,673,872. This was primarily due to the net income of $3,579,096, adjusted by non-cash related expenses including depreciation and amortization of $319,598, and allowance for doubtful accounts of $186,085, offset by a net decrease in working capital items of $5,758,651. The net decrease in working capital items was mainly due to increase in accounts receivable which resulted from the significant increase in revenues during the six months ended June 30, 2008 and the longer credit term provided to customers as part of the sales promotion (for customers with two years or more business relationship, the payment term may be extended to six months as opposed to the general payment term of three months), increase in prepayments to suppliers, and increase in inventories to prepare for the ongoing sales promotion. The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses, VAT tax payable and income tax payable.

Net cash provided in operating activities for the six months ended June 30, 2007, was $49,331. This was primarily due to the net income of $1,506,692, adjusted by non-cash related expenses including depreciation and amortization of $290,167, and allowance for doubtful accounts of $48,238, offset by a net decrease in working capital items of $1,795,766. The net decrease in working capital items was mainly due to increase in accounts receivable, increase in prepayments to suppliers, increase in inventories, decrease in customer advances and a decrease in VAT tax payable. The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses and income tax payable.

Net cash used in investing activities for the six months ended June 30, 2008, was $21,778. This was primarily due to capital expenditures on equipment and vehicle of $21,778.

Net cash used in investing activities for the six months ended June 30, 2007, was $41,269. This was primarily due to capital expenditures on equipment and construction in progress of $41,269.

Net cash provided by financing activities for the six months ended June 30, 2007, was $1,109,931 representing the additional capital from a short-term bank loan and the proceeds from the issuance of preferred stock.

Table of Copntents

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008, TO THE SIX MONTHS ENDED JUNE 30, 2007

         NET SALES.

	Six Months Ended June 30,				% of
	2008		2007		change
Xin Aoxing Oleanolic Acid Capsule	$8,744,532	54%	$3,577,183	65%	144%
Taohuasan Pediatrics Medicine	2,257,019	14%	590,805	11%	282%
Gan Wang Compound Paracetamol Capsule	1,776,468	11%	491,386	9%	262%
Tianqi Dysmenorrhea Capsule	1,838,341	11%	450,049	8%	308%
Danshen Granule	1,614,673	10%	367,638	7%	339%
Total net sales	$16,231,033	100%	$5,477,061	100%	196%

During the six months ended June 30, 2008, total net sales increased by approximately $10.8 million or approximately 196% compared to the same period of 2007. This was mainly due to the sales increases in all Aoxing Pharmaceutical’s five state approved drugs. The increase in the sales of Xin Aoxing Oleanolic Acid Capsule was the result of the continued push of the “Hundred City” project which markets directly to consumers through retail pharmacies at higher retail price. The sales in other products increased mainly due to the continued implementation of the “Blue Sea” project which markets directly to consumers in China’s rural area through retail pharmacies at higher retail price. Domestic Chinese customers still accounted for 100% of total sales.

COST OF SALES.

	Six Months Ended June 30,				% of
	2008		2007		change
Xin Aoxing Oleanolic Acid Capsule	$2,620,242	39%	$941,995	54%	178%
Taohuasan Pediatrics Medicine	667,870	10%	141,089	8%	373%
Gan Wang Compound Paracetamol Capsule	992,774	15%	223,104	13%	345%
Tianqi Dysmenorrhea Capsule	662,402	10%	127,350	7%	420%
Danshen Granule	1,723,918	26%	298,128	18%	478%
Total cost of sales	$6,667,206	100%	$1,731,666	100%	285%

Compared to the same period of 2007, cost of sales increased about $4.9 million or 285% in the six months ended June 30, 2008. This was primarily as a result of the $10.8 million increase in product net sales. As the sales increased for all Aoxing Pharmaceutical’s five state approved drugs, so did the cost of sales for those five drugs increase. The increase in raw material costs of the five drugs in the first six months of 2008 compared to the same period of 2007 also contributed to the increase in cost of sales.  The period-over-period percentage increase of cost of sales in the first six months of 2008 compared to the same period of 2007 was more than the percentage increase of net sales because in the first six months of 2008, the average unit cost increased more than the average unit sales price. The increase in average unit cost was mainly caused by the increase in raw material costs of the five drugs, and the increase in average unit sales price was achieved by selling more products at higher retail prices through retail pharmacies.

Table of Copntents

GROSS PROFIT.

	Six Months Ended June 30,
	2008		2007
		gross profit		gross profit	% of
		margin		margin	change
Xin Aoxing Oleanolic Acid Capsule	$6,124,290	70%	$2,635,187	74%	132%
Taohuasan Pediatrics Medicine	1,589,149	70%	449,717	76%	253%
Gan Wang Compound Paracetamol Capsule	783,694	44%	268,281	55%	192%
Tianqi Dysmenorrhea Capsule	1,175,939	64%	322,700	72%	264%
Danshen Granule	(109,245)	-7%	69,510	19%	-257%
Total	$9,563,827	59%	$3,745,395	68%	155%

Gross profit for the six months ended June 30, 2008 increased approximately $5.8 million or 155% compared to the same period of 2007. The increase in gross profit was due primarily to the $10.8 million increase in net sales achieved through the planned marketing expansion of highly profitable products to retail market.

The overall gross profit margin decreased 9% period-over-period in the first six months of 2008 compared to the same period of 2007 was primarily due to the increase in the raw material costs without a proportionate increase in the selling prices. In China, the raw material costs have been increasing in the past six months, however in order for us to keep the market share, we were not able to raise our products’ prices at the moment in a pace to keep up with the increase in raw material costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

	Six Months Ended June 30,
	2008		2007
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and administrative expenses	$5,427,295	33%	$1,897,992	35%	186%

The increase in selling, general and administrative expenses from the six months ended June 30, 2007 to the six months ended June 30, 2008 in absolute dollars of $3.5 million and as a percentage of total net sales were mainly due to the increase in promotional and advertising expenditures of $1.7 million, increase in sales commissions and sales personnel expenses of $1.3 million, and increase in travel expenses of $133,426, all resulting from the direct marketing campaign, and also due to increase in sales related tax levy of $183,242, shipping expenses of $91,875, and provision for doubtful accounts of $137,846, as a result of increased revenues. Other items contributed to the increase in selling, general and administrative expenses for the six months ended June 30, 2008, compared to the same period of 2007, included increase in administrative personnel expenses of $44,497, and increase of professional fees of $28,423 relating to our plan of going public in the United States.

Table of Copntents

INTEREST EXPENSE.

We incurred interest expense of $29,482 for the six months ended June 30, 2008, compared to $26,765 for the six months ended June 30, 2007, an increase of $2,717 or approximately 10%. This increase was mainly due to more interest paid on the short-term bank loan, compared to the same period of 2007.

PROVISION FOR INCOME TAXES.

	Six Months Ended June 30,
	2008	2007
Provision for income taxes	$529,475	$316,420
Effective tax rate	12.9%	17.4%

Our provision for income taxes increased from the six months ended June 30, 2007 to the six months ended June 30, 2008, primarily as a result of increases in income taxes, driven by higher taxable income period over period. Our effective tax rate decreased from the six months ended June 30, 2007 to the six months ended June 30, 2008, primarily as a result of reduction in the statutory tax rate of China effective on January 1, 2008, accordingly, our China operation’s effective tax rate was reduced. Based on our current operating structure and the preferential tax treatments available to us in China, our China operation, Aoxing Pharmaceutical qualifies as a high-tech enterprise entitled to a 50% income tax reduction from January 1, 2007 to December 31, 2009. Therefore, the effective tax rate for Aoxing Pharmaceutical was 13% for the six months ended June 30, 2008 and 17% for the six months ended June 30, 2007. If the tax benefits currently available to us in China becomes unavailable, the effective income tax rate for Aoxing Pharmaceutical could increase to 25%. We expect our effective tax rate to increase in the future, as we experience further expiration of tax incentives.

NET INCOME.

As a result of the above, in the six months ended June 30, 2008, the net income was about $3,6 million compared to a net income of $1.5 million for the six months ended June 30, 2007. The increase is the result of the aforementioned increase in net sales of $10.8 million, net of the increases in cost of sales of $4.9 million, operating expenses of $3.5 million, and provision for income taxes of $213,055.

Table of Copntents

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, affect management’s more significant judgments and estimates used in the preparation of the financial statements:

Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and management’s best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. Management evaluates the collectability of the receivables at least quarterly. If the financial condition of the customers were to deteriorate further, resulting in an impairment of their ability to make payments, additional allowances may be required.  The differences could be material and could significantly impact cash flows from operating activities.

The following table sets out the aging of our accounts receivable for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of June 30, 2008	$10,859,754	$2,947,033	$3,656,844	$2,792,932	$900,551	$562,394	$-
As of December 31, 2007	$4,249,448	$1,975,938	$1,378,157	$781,628	$113,725	$-	$-

The following table presents the days sales outstanding calculated based on sales and accounts receivables in RMB term for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007
Days sales outstanding	117	66

The number of days that sales were outstanding increased to 117 days for the six months ended June 30, 2008 from 66 days for the same period last year and was due to the longer credit term provided to customers as part of a sales promotion. For customers with two years or more of a business relationship with Aoxing Pharmaceutical, the payment term could be extended to six months as opposed to the general payment term of three months.

Table of Copntents

The followings are the steps Aoxing Pharmaceutical takes in collecting accounts receivable.

Step 1: After the payment term has been exceeded, Aoxing Pharmaceutical stops taking orders from the delinquent customer and allows the sales person three to six months to collect the accounts receivable. Most of the accounts receivable will be collected in this step because the sales person’s compensation is tied to sales receipts.

Step 2: If the sales person’s collection efforts are not successful in step 1, Aoxing Pharmaceutical hires a collection agent and allows the agent another three to six months to collect the accounts receivable.

Step 3: If the collection agent’s efforts are failed, then Aoxing Pharmaceutical will commence legal action to collect the accounts receivable.

Our policies for writing off the accounts receivable are as follows.

1.	If after taking the legal action, it appears that the accounts receivable is not likely to become collectible, the accounts receivable will be written off if more than two years old.

2.	If during the collection period, the customer provides bankruptcy or other insolvency documentation, the accounts receivable will be written off.

3.	If we are no longer able to locate a particular customer in order for us to take any collection or legal actions, the accounts receivable will be written off if more than two years old.

Inventory

         We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demands, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Judgment is required to determine the estimated useful lives of assets, especially for computer equipment, including determining how long existing equipment can function and when new technologies will be introduced at cost-effective price points to replace existing equipment. Changes in these estimates and assumptions could materially impact the financial position and results of operations.

Table of Copntents

Accounting for Stock-Based Compensation

The account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as amended by the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company’s common stock on the grant date. We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the first quarter of fiscal 2006.

We did not issue any stock options to employees during the six months ended June 30, 2008, therefore pro forma disclosures are not required.

Valuation of Intangibles

From time to time, we acquire intangible assets that are beneficial to our product development processes. Management periodically evaluates the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, management determines whether there has been impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value.  Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry-forwards. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and the deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, management’s interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or management’s interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the financial statements. Management’s assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations. Actual operating results and the underlying amount and category of income in future years could render management’s current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from the estimates, thus materially impact the financial position and results of operations.

Foreign Currency

Our functional currency is the U.S. dollar and our subsidiary and our VIE in China use their respective local currencies as their functional currencies, i.e. the Chinese Yuan Renminbi (CNY). An entity’s functional currency is the currency of the primary economic environment in which the entity operates. Management must use judgment in determining an entity’s functional currency, assessing economic factors including cash flow, sales price, sales market, expense, financing and inter-company transactions and arrangements. Impact from exchange rate changes related to transactions denominated in currencies other than the functional currency is recorded as a gain and loss in the statements of operations, while impact from exchange rate changes related to translating a foreign entity’s financial statements from the functional currency to its reporting currency, the U.S. dollar, is disclosed and accumulated in a separate component under the equity section of the balance sheets. Different judgments or assumptions resulting in a change of functional currency may materially impact our financial position and results of operations.

Table of Copntents

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of June 30, 2008:

	Payments due by period
	Total	Within 1 year	1–3 years	3–5 years	5+ years

Short-term bank loan	$552,985	$552,985	$-	$-	$-
Advisory services payment obligation	109,142	109,142	-	-	-
Total contractual obligations	$662,127	$662,127	$-	$-	$-

Short-term bank loan includes a RMB 3,800,000 ($552,985 translated at the June 30, 2008 exchange rate of $1=RMB 6.8718) short-term bank loan, which will expire on Aug. 12, 2008.

Advisory services payment obligation includes the commitment under the Corporate Finance Advisory Services Agreement for our planned going public in the U.S. Based on the Corporate Finance Advisory Services Agreement, we are obligated to pay Friedland RMB 750,000 ($109,142 translated at $1=RMB 6.8718) within five working days after our shares becoming listed in public market.

INFLATION

Management believes that inflation has not had a material effect on our results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, as defined in Regulation S-K Section 303(a)(4).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

At the conclusion of the six months ended June 30, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Copntents

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Table of Copntents

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

Table of Copntents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC.

August 14, 2008	By:	/s/ Ronghua Wang
Name: Ronghua Wang Title: Chief Executive Officer and President (Principal Executive Officer)

August 14, 2008	By:	/s/ Elaine Lanfeng Zhao
Name: Elaine Lanfeng Zhao Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Table of Copntents