Form 10-Q
period 2008-09-30
Biostar Pharmaceuticals, Inc.
filed 2008-11-14
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-147363
 (Commission file number)

BIOSTAR PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	20-5101287
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☐  No ☒

As of November 12, 2008 there were 22,152,311 shares of common stock were outstanding.

i

BIOSTAR PHARMACEUTICALS, INC.

ii

BIOSTAR PHARMACEUTICALS, INC.

FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

iii

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,243,050	$2,286,419
Accounts receivable	10,498,489	4,123,135
Inventories	338,977	207,895
Deposit	290,295	-
Prepaid expenses and other receivables	7,591	18,225
Total Current Assets	12,378,402	6,635,674

Property and equipment, net	6,009,133	6,206,994

Intangible assets, net	7,168,221	7,404,011

Total Assets	$25,555,756	$20,246,679

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,732,549	$537,780
Customer advances and other deposit	2,555,761	2,412,846
Short-term bank loan	-	519,544
Value-added tax payable	459,579	298,032
Income tax payable	75,088	187,089
Total Current Liabilities	4,822,977	3,955,291

Commitment

Stockholders' Equity
Series A, convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
72,500 shares issued and outstanding at September 30, 2008 and December 31, 2007	725,000	725,000
Undesignated preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
22,152,311 shares issued and outstanding at September 30, 2008 and December 31, 2007	22,152	22,152
Additional paid-in capital	8,244,017	8,244,017
Statutory reserves	1,189,135	902,113
Accumulated other comprehensive income (loss)	249,594	(53,517)
Retained earnings	10,302,881	6,451,623
Total Stockholders' Equity	20,732,779	16,291,388

Total Liabilities and Stockholders' Equity	$25,555,756	$20,246,679

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales, net	$7,541,534	$5,256,816	$23,772,567	$10,733,877

Cost of sales	3,756,445	1,396,190	10,423,651	3,127,856

Gross profit	3,785,089	3,860,626	13,348,916	7,606,021

Selling, general and administrative expenses	3,126,704	1,958,493	8,553,999	3,856,485

Income from operations	658,385	1,902,133	4,794,917	3,749,536

Other Income (Expense)
Interest income	841	867	2,362	3,374
Interest expense	(10,463)	(15,467)	(39,945)	(42,232)
Other	-	-	-	(33)
Foreign exchange loss	-	(3,937)	-	(3,937)
Total other Income (Expense)	(9,622)	(18,537)	(37,583)	(42,828)

Income before income taxes	648,763	1,883,596	4,757,334	3,706,708

Provision for income taxes	89,580	323,528	619,055	639,948

Net income	$559,183	$1,560,068	$4,138,279	$3,066,760

Net income per common share
Basic and diluted	$0.03	$0.08	$0.19	$0.15

Weighted average common shares outstanding
Basic and diluted	22,152,311	19,832,311	22,152,311	19,832,311

Pro forma net income per share
Basic and diluted			$0.11

Pro forma weighted average shares outstanding
Basic and diluted			23,240,899

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,138,279	$3,066,760
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	485,051	438,626
Provision for doubtful accounts	186,085	70,356
Changes in operating assets and liabilities:
Accounts receivable	(6,101,916)	(2,344,481)
Inventories	(111,725)	(195,203)
Deposit	(285,676)	(476,731)
Prepaid expenses and other receivables	27,210	9,671
Accounts payable and accrued expenses	1,132,285	369,332
Customer advances and other deposit	(18,942)	(94,367)
VAT tax payable	134,787	1,683
Income tax payable	(128,161)	318,942
Net cash provided by (used in) operating activities	(542,723)	1,164,588

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(51,400)	(5,088)
Construction in progress	-	(78,479)
Net cash provided by (used in) Investing activities	(51,400)	(83,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment from short-term bank loan	(554,508)	384,931
Proceeds from issuance of preferred stock	-	725,000
Net cash provided by (used in) financing activities	(554,508)	1,109,931

Effect of exchange rate changes on cash and cash equivalents	105,262	25,882

Net Increase (Decrease) in cash and cash equivalents	(1,043,369)	2,216,834

Cash and cash equivalents, beginning balance	2,286,419	11,934

Cash and cash equivalents, ending balance	$1,243,050	$2,228,768

SUPPLEMENTAL DISCLOSURES:
Interest payments	$39,807	$34,212
Income tax payments	$747,217	$321,006

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement.  During the nine months ended September 30, 2008, the foreign currency translation adjustments to the Company’s comprehensive income were $303,111.

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $326,586 and $126,314 as at September 30, 2008 and December 31, 2007, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to market value, if lower. Inventories consist of the following:

	September 30,	December 31,
	2008	2007
Raw materials	$226,782	$110,946
Work in process	23,367	8,445
Finished goods	88,828	88,504
	$338,977	$207,895

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Real property	50 years
Machinery & equipment	15 years
Leasehold improvements	10 years
Computers & office equipment	5 years

Property, plant & equipment consist of the following:

	September 30,	December 31,
	2008	2007
Real property	$4,393,371	$4,393,372
Machinery & equipment	540,316	508,353
Leasehold improvements	1,946,831	1,946,831
Furniture & fixtures	62,982	62,981
Vehicle	19,437	-
	6,962,937	6,911,537
Less: Accumulated depreciation	(953,804)	(704,543)
	$6,009,133	$6,206,994

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The components of finite-lived intangible assets are as follows:

	September 30,	December 31,
	2008	2007
Land use right	$6,202,238	$6,202,238
Proprietary technologies	1,511,544	1,511,544
	7,713,782	7,713,782
Less: Accumulated amortization	(545,561)	(309,771)
	$7,168,221	$7,404,011

The estimated future amortization expenses related to intangible asset as of September 30, 2008 are as follows:

Years Ending December 31,
2008, three months	$80,200
2009	320,800
2010	320,800
2011	320,800
2012	320,800
Thereafter	5,804,821

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008 there were no significant impairments of its long-lived assets.

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The Company did not issue any stock options to employees during the nine months ended September 30, 2008, therefore pro forma disclosures are not required.

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Net Income Per Share

Basic net income per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net incomeper share are excluded from the calculation.

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Note 3 – SERIES A CONVERTIBLE PREFERRED STOCK

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 3 – SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

Assuming a valuation of $2.00 per share and the conversion of the Series A Preferred Stock into 1,088,588 shares of common stock at an effective conversion price of approximately $0.57 per share which is obtained by dividing the amount to be allocated to the BCF by the 1,088,588 common shares, pro forma net income per common share would be:

Nine Months Ended
September 30,
Pro forma basic and diluted net income:
Net income	$4,138,279
Deemed dividend from beneficial conversion feature of preferred stock	(1,556,681)
Net income applicable to common shareholders	$2,581,598

Pro forma weighted average shares outstanding:
Weighted average common shares outstanding	22,152,311
Common shares to be issued upon conversion of preferred stock	1,088,588
Pro forma weighted average shares outstanding	23,240,899

Pro forma basic and diluted net income per share	$0.11

Management estimated a valuation of $2.00 per share by using the Discounted Cash Flow (DCF) Method with the following assumptions.

1.	Discount rate of 27% as calculated by the build-up discount rate summary as follows.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 3 – SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

Note 4 – UNDESIGNATED PREFERRED STOCK

The Blank Check Preferred Stock may be issued from time to time in one or more classes or series.

Note 5 - INCOME TAXES

The Company was incorporated in the United States of America and has operations in two tax jurisdictions - the United States of America and the PRC. For the operation in the United States of America, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses in the United States as of September 30, 2008. The Company generated substantially all of its net income from its PRC operations for the nine months ended September 30, 2008 and has recorded income tax provision for the period.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 5 - INCOME TAXES (CONTINUED)

United States of America

As of September 30, 2008, the Company had federal and state net operating loss carryforwards of approximately $123,245 available to offset future taxable income in the United States of America. The net operating loss carryforwards will expire, if unused, in varying amounts through the year ending December 31, 2028. The deferred tax assets for the United States operation at September 30, 2008 consists mainly of net operating loss carryforwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$47,600	$16,600
Total deferred tax assets	47,600	16,600
Less: valuation allowance	(47,600)	(16,600)
Net deferred tax assets	$-	$-

China

The Company’s subsidiary and VIE were incorporated in the PRC which is governed by the Income Tax Law of the PRC and various local income tax laws (the “Income Tax Laws"). Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year.  The VIE’s application for an income tax reduction was accepted on December 4, 2005 by the Tax Department of Xian Yang Government.  That is a reduction of income tax payable by 50% from January 1, 2007 to December 31, 2009 and an exemption from income tax from January 1, 2005 to December 31, 2006.  The deferred tax assets for the Company’s China subsidiary and VIE were immaterial at September 30, 2008.

The income tax expenses for China operation consist of the following:

	Nine Months Ended
	September 30,
	2008	2007
Income tax provision	$619,055	$639,948
Change in deferred tax assets	-	-
Change in valuation allowance	-	-
Income tax expenses	$619,055	$639,948

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 5 - INCOME TAXES (CONTINUED)

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

For the nine months ended September 30, 2008 and 2007, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 6 - STATUTORY RESERVES

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2008 and December 31, 2007, the Company’s VIE had allocated $1,189,135 and $902,113 to these non-distributable reserve funds, respectively.

Note 7 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income (loss) included in stockholders’ equity at September 30, 2008 and December 31, 2007 were as follows:

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007
Accumulated other comprehensive loss, beginning of period	$(53,517)	$(94,161)
Change in cumulative translation adjustment	303,111	40,644
Accumulated other comprehensive income (loss), end of period	$249,594	$(53,517)

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 8 - COMMITMENT

Corporate Finance Advisory Services Agreement

On March 8, 2007, the Company executed a Corporate Finance Advisory Services Agreement (the “Advisory Agreement") with Friedland Capital Inc. (“Friedland”). The advisory agreement stated that Friedland would provide to the Company corporate finance advisory services designed to achieve its corporate finance objectives, specifically to result in the Company's shares (or a successor entity's shares) becoming publicly-traded in the United States. As consideration for these services, the Company paid Friedland RMB 1,650,000 in 2007 and is obligated to pay Friedland additional RMB 750,000 ($109,408 translated at $1=RMB 6.8551) within five working days after the Company’s shares becoming listed in public market.

Lease Agreements

The Company utilizes office space provided by one of its directors at no cost.

Note 9 - SEGMENT INFORMATION

 The following is a summary of revenues by reportable business:

	Nine Months Ended
	September 30,
	2008	2007
Xin Aoxing Oleanolic Acid Capsule	$12,671,528	$7,194,946
Taohuasan Pediatrics Medicine	3,162,522	1,181,555
Gan Wang Compound Paracetamol Capsule	2,689,609	815,367
Tianqi Dysmenorrhea Capsule	2,759,305	841,500
Danshen Granule	2,435,724	700,509
Healthcare supplement products	53,879	-

	$23,772,567	$10,733,877

Note 10 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 10 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS (CONTINUED)

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

RECENT DEVELOPMENTS

Aoxing Pharmaceutical is planning to begin the “Mercury” project in early 2009.  The “Mercury” project targets counties within 31 provinces in China to promote Aoxing Pharmaceutical’s “Gan Wang” Compound Paracetamol & Amantadine Hydrochloride Capsule with the goal of making it one of the most important brand OTC drugs for flu treatment. Aoxing Pharmaceutical anticipates the project will generate total sales of approximately $13 million in the first year. The estimated costs to undertake the project are advertising expenses of approximately 25% of sales and salary expenses of approximately 9% of sales.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had cash and cash equivalents of approximately $1,243,050. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. We plan to review acquisition opportunities as a strategy for further growth. We expect to be the primary financing vehicle for Aoxing Pharmaceutical and will forward them the equity financing proceeds we receive.  The additional funds would be provided to Aoxing Pharmaceutical through Shaanxi Biostar; would be accounted for as loan to Aoxing Pharmaceutical and would be eliminated during consolidation. The loan would not be interest bearing and would not be evidenced by a written note. The foregoing treatment is consistent with the prior financing of Series A Convertible Preferred Stock.

Net cash used in operating activities for the nine months ended September 30, 2008 was $542,723. This was primarily due to the net income of $4,138,279, adjusted by non-cash related expenses including depreciation and amortization of $485,051, and allowance for doubtful accounts of $186,085, offset by a net decrease in working capital items of $5,352,138. The net decrease in working capital items was mainly due to increase in accounts receivable which resulted from the significant increase in revenues during the nine months ended September 30, 2008 and the longer credit term provided to customers as part of the sales promotion (for customers with two years or more business relationship, the payment term may be extended to six months as opposed to the general payment term of three months), increase in prepayments to suppliers, increase in inventories to prepare for the ongoing sales promotion, and decrease in income tax payable. The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses and VAT tax payable.

Net cash provided by operating activities for the nine months ended September 30, 2007, was $1,164,588. This was primarily due to the net income of $3,066,760, adjusted by non-cash related expenses including depreciation and amortization of $438,626, and allowance for doubtful accounts of $70,356, offset by a net decrease in working capital items of $2,411,154. The net decrease in working capital items was mainly due to increase in accounts receivable, increase in prepayments to suppliers, increase in inventories, and decrease in customer advances. The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses and income tax payable.

Net cash used in investing activities for the nine months ended September 30, 2008, was $51,400. This was primarily due to capital expenditures on equipment and vehicle of $51,400.

Net cash used in investing activities for the nine months ended September 30, 2007, was $83,567. This was primarily due to capital expenditures on equipment and construction in progress of $83,567.

Net cash used in financing activities for the nine months ended September 30, 2008, was $554,508 representing the repayment of the short-term bank loan.

Net cash provided by financing activities for the nine months ended September 30, 2007, was $1,109,931 representing the additional capital from a short-term bank loan and the proceeds from the issuance of preferred stock.

RESULTS OF OPERATIONS

NET SALES.

	Three Months Ended September 30,				% of
	2008		2007		change
Xin Aoxing Oleanolic Acid Capsule	$3,926,996	52%	$3,617,764	69%	9%
Taohuasan Pediatrics Medicine	905,503	12%	590,748	12%	53%
Gan Wang Compound Paracetamol Capsule	913,141	12%	323,982	6%	182%
Tianqi Dysmenorrhea Capsule	920,964	12%	391,450	7%	135%
Danshen Granule	821,051	11%	332,872	6%	147%
Healthcare supplement products	53,879	1%	-	-	n/a
Total net sales	$7,541,534	100%	$5,256,816	100%	43%

	Nine Months Ended September 30,				% of
	2008		2007		change
Xin Aoxing Oleanolic Acid Capsule	$12,671,528	53%	$7,194,946	67%	76%
Taohuasan Pediatrics Medicine	3,162,522	13%	1,181,555	11%	168%
Gan Wang Compound Paracetamol Capsule	2,689,609	11%	815,367	8%	230%
Tianqi Dysmenorrhea Capsule	2,759,305	12%	841,500	8%	228%
Danshen Granule	2,435,724	10%	700,509	7%	248%
Healthcare supplement products	53,879	0%	-	0%	n/a
Total net sales	$23,772,567	100%	$10,733,877	100%	121%

During the three and nine months ended September 30, 2008, total net sales increased by approximately $2.3 million or 43% and $13 million or 121%, respectively, compared to the same period of 2007. This was mainly due to the sales increases in all Aoxing Pharmaceutical’s five state approved drugs. The increase in the sales of Xin Aoxing Oleanolic Acid Capsule was the result of the continued push of the “Hundred City” project which markets directly to consumers through retail pharmacies at higher retail price. The sales in other products increased mainly due to the continued implementation of the “Blue Sea” project which markets directly to consumers in China’s rural area through retail pharmacies at higher retail price. Domestic Chinese customers still accounted for 100% of total sales.

COST OF SALES.

	Three Months Ended September 30,				% of
	2008		2007		change
Xin Aoxing Oleanolic Acid Capsule	$1,416,874	38%	$739,319	53%	92%
Taohuasan Pediatrics Medicine	359,521	10%	139,586	10%	158%
Gan Wang Compound Paracetamol Capsule	561,883	15%	142,901	10%	293%
Tianqi Dysmenorrhea Capsule	428,531	11%	107,227	8%	300%
Danshen Granule	905,106	24%	267,157	19%	239%
Healthcare supplement products	84,530	2%	-	-	n/a
Total cost of sales	$3,756,445	100%	$1,396,190	100%	169%

	Nine Months Ended September 30,				% of
	2008		2007		change
Xin Aoxing Oleanolic Acid Capsule	$4,037,116	39%	$1,681,314	54%	140%
Taohuasan Pediatrics Medicine	1,027,391	10%	280,675	9%	266%
Gan Wang Compound Paracetamol Capsule	1,554,657	15%	366,005	12%	325%
Tianqi Dysmenorrhea Capsule	1,090,933	10%	234,577	7%	365%
Danshen Granule	2,629,024	25%	565,285	18%	365%
Healthcare supplement products	84,530	1%	-	-	n/a
Total cost of sales	$10,423,651	100%	$3,127,856	100%	233%

Compared to the same period of 2007, cost of sales increased about $2.4 million or 169% and $7.3 million or 233% in the three and nine months ended September 30, 2008, respectively. This was primarily as a result of the increase in product net sales. As the sales increased for all Aoxing Pharmaceutical’s five state approved drugs, so did the cost of sales for those five drugs increase. The increase in raw material costs of the five drugs in the third quarter and the first nine months of 2008 compared to the same period of 2007 also contributed to the increase in cost of sales.  The period-over-period percentage increases of cost of sales in the third quarter and the first nine months of 2008 compared to the same period of 2007 were more than the percentage increases of net sales because in the third quarter and the first nine months of 2008, the average unit cost increased more than the average unit sales price. The increase in average unit cost was mainly caused by the increase in raw material costs of the five drugs, and the increase in average unit sales price was achieved by selling more products at higher retail prices through retail pharmacies.

GROSS PROFIT.

	Three Months Ended September 30,
	2008		2007
		gross profit		gross profit	% of
		margin		margin	change
Xin Aoxing Oleanolic Acid Capsule	$2,510,122	64%	$2,878,445	80%	-13%
Taohuasan Pediatrics Medicine	545,982	60%	451,162	76%	21%
Gan Wang Compound Paracetamol Capsule	351,258	38%	181,081	56%	94%
Tianqi Dysmenorrhea Capsule	492,433	53%	284,223	73%	73%
Danshen Granule	(84,055)	-10%	65,715	20%	-228%
Healthcare supplement products	(30,651)	-57%	-	-	n/a
Total	$3,785,089	50%	$3,860,626	73%	-2%

	Nine Months Ended September 30,
	2008		2007
		gross profit		gross profit	% of
		margin		margin	change
Xin Aoxing Oleanolic Acid Capsule	$8,634,412	68%	$5,513,632	77%	57%
Taohuasan Pediatrics Medicine	2,135,131	68%	900,880	76%	137%
Gan Wang Compound Paracetamol Capsule	1,134,952	42%	449,362	55%	153%
Tianqi Dysmenorrhea Capsule	1,668,372	60%	606,923	72%	175%
Danshen Granule	(193,300)	-8%	135,224	19%	-243%
Healthcare supplement products	(30,651)	-57%	-	-	n/a
Total	$13,348,916	56%	$7,606,021	71%	76%

Gross profit decreased $0.08 million or 2% in the third quarter and increased $5.7 million or 76% in the first nine months of 2008 compared to the same period of 2007. The decrease in gross profit in the third quarter of 2008 was due primarily to the increase in raw material costs, especially the raw material costs of Xin Aoxing Oleanolic Acid Capsule. The increase in gross profit in the first nine months of 2008 was due primarily to the increase in net sales achieved through the planned marketing expansion to retail market.

The overall gross profit margin decreased 23% and 15% period-over-period in the third quarter and the first nine months of 2008 compared to the same period of 2007 was primarily due to the increase in the raw material costs without a proportionate increase in the selling prices. In China, the raw material costs have been increasing in the past three and nine months, however in order for us to keep the market share, we were not able to raise our products’ prices at the moment in a pace to keep up with the increase in raw material costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

	Three Months Ended September 30,
	2008		2007
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and administrative expenses	$3,126,704	41%	$1,958,493	37%	60%

	Nine Months Ended September 30,
	2008		2007
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and administrative expenses	$8,553,999	36%	$3,856,485	36%	122%

The year-over-year increases in absolute dollars and as a percentage of total net sales for the third quarter and first nine months of 2008 were mainly due to the increase in promotional and advertising expenditures of $2.3 million and 0.6 million, respectively, increase in sales commissions and sales personnel expenses of $1.9 million and $0.6 million, respectively, and increase in travel expenses of $0.2 million and $0.07 million, respectively, all resulting from the direct marketing campaign, and also due to increase in sales related tax levy of $0.2 million and $0.04 million, respectively, as a result of increased revenues. The increases in selling, general and administrative expenses were partially offset by the decreases in professional fees of $0.1 million and $0.1 million in the third quarter and first nine months of 2008, respectively.

INTEREST EXPENSE.

We incurred interest expense of $10,463 and $39,945 for the three and nine months ended September 30, 2008, respectively, compared to $15,467 and $42,232 for the three and nine months ended September 30, 2007. The year-over-year decreases were mainly due to less interest paid on the short-term bank loan which was paid off at September 30, 2008.

PROVISION FOR INCOME TAXES.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Provision for income taxes	$89,580	$323,528	$619,055	$639,948
Effective tax rate	13.8%	17.2%	13.0%	17.3%

Our effective tax rate decreased from the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2008, primarily as a result of reduction in the statutory tax rate of China effective on January 1, 2008, accordingly, our China operation’s effective tax rate was reduced. Based on our current operating structure and the preferential tax treatments available to us in China, our China operation, Aoxing Pharmaceutical qualifies as a high-tech enterprise entitled to a 50% income tax reduction from January 1, 2007 to December 31, 2009. Therefore, the effective tax rate for Aoxing Pharmaceutical was 13% for the nine months ended September 30, 2008 and 17% for the nine months ended September 30, 2007. If the tax benefits currently available to us in China become unavailable, the effective income tax rate for Aoxing Pharmaceutical could increase to 25%. We expect our effective tax rate to increase in the future, as we experience further expiration of tax incentives.

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

The following table sets out the aging of our accounts receivable for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of September 30, 2008	$10,825,075	$3,126,910	$2,700,654	$2,147,618	$1,566,110	$1,283,783	$-
As of December 31, 2007	$4,249,448	$1,975,938	$1,378,157	$781,628	$113,725	$-	$-

The following table presents the days sales outstanding calculated based on sales and accounts receivables in RMB term for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008	2007
Days sales outstanding	120	69

The number of days that sales were outstanding increased to 120 days for the nine months ended September 30, 2008 from 69 days for the same period last year and was due to the longer credit term provided to customers as part of a sales promotion. For customers with two years or more of a business relationship with Aoxing Pharmaceutical, the payment term could be extended to six months as opposed to the general payment term of three months.

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

Step 3: If the collection agent’s efforts are failed, then Aoxing Pharmaceutical will commence legal action to collect the accounts receivable.

Our policies for writing off the accounts receivable are as follows.

1.	If after taking the legal action, it appears that the accounts receivable are not likely to become collectible, the accounts receivable will be written off if more than two years old.

2.	If during the collection period, the customer provides bankruptcy or other insolvency documentation, the accounts receivable will be written off.

3.	If we are no longer able to locate a particular customer in order for us to take any collection or legal actions, the accounts receivable will be written off if more than two years old.

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

We did not issue any stock options to employees during the nine months ended September 30, 2008, therefore pro forma disclosures are not required.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of September 30, 2008:

	Payments due by period
	Total	Within 1 year	1–3 years	3–5 years	5+ years
Advisory services payment obligation	109,408	109,408	-	-	-
Total contractual obligations	$109,408	$109,408	$-	$-	$-

Advisory services payment obligation includes the commitment under the Corporate Finance Advisory Services Agreement for our planned going public in the U.S. Based on the Corporate Finance Advisory Services Agreement, we are obligated to pay Friedland RMB 750,000 ($109,408 translated at $1=RMB 6.8551) within five working days after our shares becoming listed in public market.

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

At the conclusion of the nine months ended September 30, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and President pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC.

November 14, 2008	By:	/s/ Ronghua Wang
Name: Ronghua Wang Title: Chief Executive Officer and President (Principal Executive Officer)

November 14, 2008	By:	/s/ Elaine Lanfeng Zhao
Name: Elaine Lanfeng Zhao Title: Chief Financial Officer (Principal Financial and Accounting Officer)