Form 10-K
period 2008-12-31
Biostar Pharmaceuticals, Inc.
filed 2009-03-30
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

333-147363
 (Commission file number)

BIOSTAR PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	20-5101287
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 588 Shiji Xi Road, Xianyang, Shaanxi Province, The People’s Republic of China 712046
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 011-86- 29-33686638

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒ Yes   ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  March 24, 2009 was approximately $24,770,419 (14,154,525 shares of common stock)  based upon the closing price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐  Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 24, 2009, there are presently 23,240,899 shares of common stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

FORWARD LOOKING STATEMENTS

In this annual report, references to “Biostar Pharmaceuticals,” “Biostar,” “BSPM,” “the Company,” “we,” “us,” and “our” refer to Biostar Pharmaceuticals, Inc.

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.sunwaytech.com.cn/.   You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1.                 Business

Corporate History

Biostar Pharmaceuticals, Inc. was incorporated in the State of Maryland on March 27, 2007. Through the steps described immediately below, we became the indirect holding company for Shaanxi Aoxing Pharmaceutical Co., Ltd. ("Aoxing Pharmaceutical"), a medical and pharmaceutical developer, manufacturer and marketer in the People’s Republic of China (“PRC), on November 1, 2007.

On June 15, 2007, we formed Shaanxi Biostar BioTech Ltd (“Shaanxi Biostar”) in the PRC as our wholly-owned subsidiary.  Because Shaanxi BioTech was 100% wholly owned by Biostar, a U.S. company, it is a Wholly Foreign-Owned Entity (“WFOE”) under PRC laws.

On November 1, 2007 a series of agreements were executed between Shaanxi Biostar and Aoxing Pharmaceutical Co., Ltd (“Aoxing Pharmaceutical”) in order to give Biostar ultimate control of Aoxing Pharmaceutical through its ownership of Shaanxi Biostar and be entitled to consolidate the profits and losses of Aoxing Pharmaceutical under U.S. Generally Accepted Accounting Principles (“GAAP”):

•
Shaanxi Biostar entered into a Management Entrustment Agreement with Aoxing Pharmaceutical and the shareholders of Aoxing Pharmaceutical (the "Management Entrustment Agreement"), in which Aoxing Pharmaceutical and its shareholders agreed to transfer control, or entrust, the operations and management of its business to Shaanxi Biostar.

Under the Management Entrustment Agreement, Shaanxi Biostar manages the operations and assets of Aoxing Pharmaceutical, controls all of the cash flow of Aoxing Pharmaceutical through a bank account controlled by Shaanxi Biostar, is entitled to all of the net profits of Aoxing Pharmaceutical as a management fee, and is obligated to pay all payables and loan payments of Aoxing Pharmaceutical. In addition, under the terms of the Management Entrustment Agreement, Shaanxi Biostar has been granted certain rights which include, in part, the right to appoint and terminate members of Aoxing Pharmaceutical’s Board of Directors, hire management and administrative personnel and control decisions relating to entering and performing customer contracts and other instruments.

The Management Entrustment Agreement will remain in effect until Shaanxi Biostar exercises its option to acquire all of the assets or equity of Aoxing Pharmaceutical under the terms of the Exclusive Option Agreement as more fully described below. We anticipate that Aoxing Pharmaceutical will continue to be the contracting party under its customer contracts, bank loans and certain other instruments unless Shaanxi Biostar exercises its option. The Management Entrustment Agreement will not terminate unless the business of Aoxing Pharmaceutical is terminated or Shaanxi Biostar completes the acquisition of Aoxing Pharmaceutical. Global Law Office, our PRC counsel, has advised us that in their opinion the Management Entrustment Agreement is legal and enforceable under PRC law.

In exchange for causing Aoxing Pharmaceutical to enter into the Management Entrustment Agreement, we issued an aggregate of 19,832,311 shares our common stock to the shareholders of Aoxing Pharmaceutical, which was allocated based on their respective pro rata ownership of Aoxing Pharmaceutical. The shares of our common stock that were issued for the benefit of Ronghua Wang, Yan Wang, Rongfa Wang, Xuezhu Cao, Rangmei Wang, Xiaoru An, Rong Bai and Yuxing Wang were placed in separate BVI trust accounts with the Equity Trust (BVI) Limited named as their respective trustee to be held for the benefit of each of the respective shareholders (each a “Settlor”). Each trust is irrevocable.

●
In order to give the Biostar further control over Aoxing Pharmaceutical, the Aoxing Pharmaceutical shareholders and Shaanxi Biostar, entered into a shareholders' Voting Proxy Agreement (the "Voting Proxy Agreement") whereby the Aoxing Pharmaceutical shareholders irrevocably and exclusively appointed the members of Shaanxi Biostar's board of directors, as their proxies to vote on all matters that require Aoxing Pharmaceutical shareholder approval, including, without limitation, the right to appoint members of the board of directors of Aoxing Pharmaceutical. The Voting Proxy Agreement further provides that Shaanxi Biostar will appoint all members of the board of directors of Biostar as its board of directors. As the board of directors of Biostar changes, Shaanxi Biostar must remove and appoint new members of the board to Aoxing Pharmaceutical. The said agreement terminates upon the exercise of the option by Shaanxi Biostar to purchase the shares of Aoxing Pharmaceutical as described below and is governed by the laws of the PRC.

●
In order to permit Aoxing Pharmaceutical to become an  indirectly wholly-owned subsidiary of Biostar when permitted under PRC law, Shaanxi Biostar, Aoxing Pharmaceutical and the Aoxing Pharmaceutical shareholders entered into an exclusive option agreement (the "Exclusive Option Agreement") whereby the Aoxing Pharmaceutical shareholders granted Shaanxi Biostar an irrevocable and exclusive purchase option (the "Option") to acquire Aoxing Pharmaceutical's equity and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. Current PRC law does not specifically provide for the equity of a non-PRC entity to be used as consideration for the purchase of a PRC entity's assets or equity unless the value of the shares are equal to or greater than the value of the enterprise acquired. In addition, there is a lengthy appraisal process which must be approved by the provincial PRC government entities. The consideration for the exercise of the Option is to be determined by the parties and memorialized in future definitive agreements setting forth the kind and value of such consideration.

Accordingly, we will consider exercising the Option under such circumstances we believe will be in the best interests of the Company and our shareholders and the Exclusive Option Agreement has been drafted to give us such flexibility. In considering whether or not we will exercise the Option we may consider such factors as (1) if the exercise price can be lower than the appraised value under current PRC law (2) availability of funds (3) any relevant tax considerations at the time, (4) any other relevant PRC laws that may exist at the time, (5) the value of our shares that were previously paid to shareholders of Aoxing Pharmaceutical, and (6) whether or not the exercise of the Option will provide any other additional benefits to us or our shareholders. Upon exercise of the Option, the parties will prepare transfer documents to be submitted for governmental approval and work together to obtain all approvals and permits. The Exclusive Option Agreement may be terminated by the agreement of all parties or by Shaanxi Biostar with 30 days notice and is governed by the laws of the PRC.

●
 In order to further solidify Biostar’s rights, benefits and control of Aoxing Pharmaceutical through its ownership of Shaanxi Biostar under the Entrusted Management Agreement, Voting Proxy Agreement and Exclusive Option Agreement, Shaanxi Biostar and the Aoxing Pharmaceutical shareholders entered into a share pledge agreement (the "Share Pledge Agreement") whereby the Aoxing Pharmaceutical shareholders pledged all of their equity interests in Aoxing Pharmaceutical, including the proceeds thereof, to guarantee the performance by the shareholders of all of the agreements they entered into with Shaanxi Biostar. Upon breach by any of the shareholders of any of the Voting Proxy Agreement, the Exclusive Option Agreement or the Share Pledge Agreement, Shaanxi Biostar is entitled by operation of law to become the beneficial owner of the shares of Aoxing Pharmaceutical. Prior to termination of the Share Pledge Agreement, the pledged equity interests of Aoxing Pharmaceutical cannot be transferred without Shaanxi Biostar's prior written consent. The provisions of the Share Pledge Agreement and the Voting Proxy Agreement work together to give the board of directors of Biostar control over transfers by the shareholders of Aoxing Pharmaceutical. The Share Pledge Agreement will not terminate until agreed to by all of the parties in writing and is governed by the laws of the PRC.

When we sell our equity or borrow funds, we expect the proceeds will be forwarded to Aoxing Pharmaceutical and accounted for as a loan to Aoxing Pharmaceutical and eliminated during consolidation. We may also use the proceeds to repurchase our capital stock or for our corporate overhead expenses. If we borrow funds we expect to be the primary obligor on any debt. For example, between May 29, 2007 and June 4, 2007, we raised $725,000 from two non-affiliated accredited investors in a private placement of our Series A Convertible Preferred Stock. Net proceeds after our expenses were provided to Aoxing Pharmaceutical through Shaanxi Biostar.

Shaanxi BioStar’s control over Aoxing Pharmaceutical under the proceeding agreements requires us to consolidate its financial statements pursuant to the FASB Interpretation 46, “Consolidation of Variable Interest Entities (VIEs)” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51 because Aoxing Pharmaceutical is considered a variable interest entity of Shaanxi Biostar.

FIN 46R requires a variable interest entity to be consolidated by any company that is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Since Shaanxi Biostar is the primary and only beneficiary of Aoxing Pharmaceutical (the variable interest entity), FIN 46R requires the consolidation of its financial statements with Shaanxi Biostar and ultimately consolidated with Shaanxi Biostar’s parent company, Biostar.

The Management Entrustment Agreement was utilized instead of a direct acquisition of the assets, common stock or a share exchange because we could not pay cash to directly or indirectly acquire Aoxing Pharmaceutical or its assets. PRC law permits the purchase of equity interests, or assets of a PRC entity by a non-PRC entity for cash. The purchase price must be based on the appraised value of the equity or assets. Because we did not have sufficient cash to pay the estimated full value of all of the assets of Aoxing Pharmaceutical, we, through Shaanxi Biostar, entered into the Management Agreement in exchange for the right to exercise functional control over Aoxing Pharmaceutical and allow us to consolidate its financial results for the purposes of GAAP.

By causing our subsidiary Shaanxi Biostar to enter into the Management Entrustment Agreement, Voting Proxy Agreement and Share Pledge Agreement, we obtained substantially the same result as a direct share exchange, which is to permit us to consolidate the financial results of Aoxing Pharmaceutical as our VIE.

The following diagram sets forth the current corporate structure of the Company:

Neither Biostar nor Shaanxi Biostar has any operations or plans to have any operations in the future other than acting as a holding company and management company for Aoxing Pharmaceutical and raising capital for its operations. However, we reserve the right to change our operating plans regarding Biostar and Shaanxi Biostar.

History of Aoxing Pharmaceutical

Aoxing Pharmaceutical was formed on August 17, 1995 as a limited liability company under the laws of the PRC.

Business of Aoxing Pharmaceutical

Aoxing Pharmaceutical develops, manufactures and markets pharmaceutical and medical nutrient products in the PRC for a variety of diseases and conditions. Aoxing Pharmaceutical’s products are derived from medicinal herbs that it now grows with the remaining purchased from raw material suppliers. Aoxing Pharmaceutical relies on approximately 10 suppliers for its raw materials.  For fiscal year 2008, Aoxing Pharmaceutical purchased all its raw materials from third party suppliers because the herbs it was growing were not ripe for harvest and use.

Aoxing Pharmaceutical’s most popular product is the Xin Ao Xing Oleanolic Acid Capsule, an over-the- counter (“OTC”) medicine for chronic hepatitis B, a disease affecting approximately 10% of the Chinese population. In addition to its hepatitis product, Aoxing Pharmaceutical manufactures two other OTC products, two prescription-based pharmaceuticals and ten nutritional supplements. Aoxing Pharmaceutical has adopted international manufacturing standards and currently has three patents pending approval.

Aoxing Pharmaceutical’s products are currently being sold through an established network of more than 200 dedicated sales people. Aoxing Pharmaceutical is also in the process of testing its new internet service, the China Hepatitis Internet Hospital ("CHIH"). We believe that this unique, multi-purpose website serves as an effective marketing tool and distribution channel for Aoxing Pharmaceutical’s hepatitis and nutrient products, while providing patients with convenient, confidential and dedicated service that is provided by a qualified and dedicated staff.

Aoxing Pharmaceutical currently manufactures five drugs and ten nutrients which are sold in over 30 provinces in the PRC. In addition, there are 9 products under development and/or waiting approval, which will complement the existing product line.

Aoxing Pharmaceutical’s significant pharmaceutical products and their usages are summarized below:

Over the Counter medical nutrient products

• Oleanlic Acid Capsule, designed for the treatment of Hepatitis B;
• Ganwang, designed for the relief of the common cold, runny nose, sore throat, headache and fever;
•	Tianqi Dysmenorrhea Capsule, designed for the relief of pain and other symptoms associated with menstruation.

Prescription pharmaceutical products

•	Danshen Granule, designed for the treatment of coronary heart disease, myocarditis and angina pectoris;
•	Taohuasan, designed for the relief of bronchial congestion of the lungs and to reduce associated coughing.

Aoxing Pharmaceutical is subject to extensive government regulation which is discussed in detail in the section below called “Government Regulation.” Aoxing Pharmaceutical devotes substantial resources to the research and development of new products that must be approved by the regulatory agencies. In the event that a new product is not approved or it is found in violation of these laws and regulations, it could have a materially adverse effect on the prospects of the operations of Aoxing Pharmaceutical.

Products

Aoxing Pharmaceutical currently manufactures five over the counter and prescription drugs and ten nutrients which are sold in over 30 provinces in the PRC. In addition, Aoxing Pharmaceutical is in the process of developing 9 additional products to complement its existing product line which range from developmental stage to awaiting approval.   Three of the products are currently awaiting approval from the SFDA,

The table below summarizes Aoxing Pharmaceutical’s current pharmaceutical products approved for sale by the State Food and Drug Administration of the PRC (“SFDA”):

Name	Treatment	Benefits and side effects	SFDA Classification
Xin Ao Xing Oleanlic Acid Capsule	Hepatitis B
Relieves hepatic injury, reduce glutamic-pyruvic transaminase activity, reduce r-GLO. Believed to promote hepatic cell regeneration, to be effective in hepatic coma treatment, to inhibit fibrous hyperplasia and prevent hepatocirrhosis. Used to reduce hepatic damage caused by HBV regeneration.
OTC

Ganwang (Compound Paracetamol Capsule)	Colds, runny nose, sore throat pain, headache and fever	Relieves the symptoms of the common cold, including runny nose, sniffles and sneezing. Some patients experience symptoms of anorexia, queasiness and upset stomach after use.	OTC

Danshen granule	Coronary heart disease, myocarditis and angina pectoris	Believed to stimulate circulation to end stasis, regulating the flow of qi (vital energy) to alleviate pain. There are no known side effects.	Prescription

Taohuasan (Pediatric Medicine)	Bronchial congestion and coughs	Used for the treatment for children’s cough and respiratory tract infection. There are no known side effects.	Prescription

Tianqi Dysmenorrhea Capsule	Dysmenorrhea	Traditional Chinese medicine used for treatment of pain and other symptoms associated with menstruation. There are no known side effects.	OTC

The table below summarizes Aoxing Pharmaceutical’s current nutrient products approved for sale by the SFDA:

Name	Function and Benefits	SFDA Classification
Ao Xing No.1	Believed to promote health of the elderly, development of children's intelligence, and improve memory.	Nutrient, OTC

Yanshuang	For the relief of pharyngeal discomfort and chronic pharyngitis.	Nutrient, OTC

New Chakederi	Believed to prevent and relive symptoms of rhinitis, sinusitis, headache congestion and running nose.	Nutrient, OTC

Tiantianle	Believed to strengthen immune system against influenza and certain viruses from sexually transmitted diseases and general detoxification.	Nutrient, OTC

AoXing Ganbao	Believed to promoting blood circulation by removing blood stasis, strengthen the spleen and stomach, detoxify, and act as a cholagogic purgative and lower transaminase.	Nutrient, OTC

Fengningdan	Believed to assist in elimination of toxins associated with gynecological inflammation of young and middle-aged women.	Nutrient, OTC

Heigen	Believed to treat premature graying of beard and hair, phalacrosis caused by excess fat, and postpartum hair loss.	Nutrient, OTC

Baitongning	Believed to relieve rheumatism, hyperplasia, cervical spondylosis, lumbar lesion, osteoporosis and rheumatoid arthritis.	Nutrient, OTC

Sukang Capsule	Believed to improve cardiovascular and cerebrovascular complications, such as, dizziness headache, amnesia, kidney deficiency, coronary heart disease, and Atherosclerosis, in the elderly.	Nutrient, OTC

Aoxing Ointment	Used to treat psoriasis, vitiligo and various dermatitis.	Nutrient, OTC

The table below summarizes Aoxing Pharmaceutical’s products that are in various stages of regulatory approval and their classification by the SFDA:

	Name	Functions	Type	STAGE
1	Ganfukang	For the treatment of acute and chronic hepatitis treatment, and removal of toxins from the body..	Prescription	In phase of examination by SFDA

2	Niaosaitong	A traditional Chinese medicine used for regulating vital energy, dredging collaterals and eliminating stagnation and ischuria.	Prescription	In phase of examination by SFDA

3	Azithromycin	A chemical prescription medicine used for the treatment of tympanitis, pharyngitis, bronchitis, pneumonia and anti-infection.	Prescription	In phase of examination by SFDA

4	Shenrong	Used for strengthening immunity, preventative cancer care and restraining growth of tumor, sedating and resting pain, anti-fatigue, anti-aging, strengthen sexual function and desire	Prescription	Clinical test has been completed. Now in phase of application for preliminary permit.

5	Zhixuening	For stopping bleeding, relieving swelling and expelling blood stasis. Used in the treatment of uterine bleeding, acute vaginal bleeding and hematockezia in women , nose bleeding, blood regurgitation.	Prescription	Clinic test has been completed. Now in the phase of application for preliminary permit.

6	Xiao'aiping	For the treatments of tumors, and mainly on esophagus cancer, stomach cancer and lung cancer.	Prescription	Clinic test has been completed. Now in phase of application for preliminary permit.
7	Zhenbao Wan
A type of traditional Chinese medicine. It is mainly used in the treatment of thrombus and coronary heart disease, hemiplegia, muscle and tendon atrophy, kidney impairment and meridian damage, murrain and pyreticosis.
			Prescription	Clinic test has been completed. Now in phase of application for preliminary permit.

8	Huazhi Pian	Used to reduce temperature, clean blood, reduce bleeding, activate “Qi” flow and eliminate stasis to activate blood circulation.	Prescription	Clinic test has been completed. Now in phase of application for preliminary permit.

9	KunLing Wan
Used to regulate menstruation and nourish blood, dissipate blood stasis and generate  new blood, treatment of irregular menses, abnormal menstrual blood volume, menstrual cramps, uterus cold, infertility, leucorrhea with red and white discharge, metrorrhagia and metrostaxis, deficiency of vital energy due to a long illness, deficiency of kidney and lower back pain.
			OTC	Clinic test has been completed. Now in phase of application for preliminary permit.

Xin Ao Xing Oleanolic Acid Capsule for Hepatitis B

Xin Ao Xing Oleanolic Acid Capsule for Hepatitis B, also known as Ao Xing Liver Cure, is the only non-prescription drug approved by the SFDA for the treatment of chronic hepatitis B virus ("HBV"), which is prevalent in the PRC. It is estimated that more than 130 million people are infected with HBV, or 10%of the population (some estimates are as high as 15% of the population) in the PRC. According to the World Health Organization, ("WHO") approximately about 1 million people die from hepatic failure, hepatocirrhosis and primary hepatoma caused by HBV infection per year, however it was not until December 2, 2005 that the Chinese government first issued an HBV prevention manual for the general public.
(Source: http://www.chinagan.com/news/xuezudongtai/2008/34/0834135248HH27F98C5A29535C5H5J.html)

There are two kinds of medicine typically used for antivirotic treatment: interferon and ribonucleotide analog, both of which do not kill the HBV directly. They inhibit the metabolizing of HBV replication.  The side effect thought is that they also damage normal healthy cells. This treatment has additional disadvantages, including the need for a prolonged treatment periods of more than one year, high costs, and several other side effects.

Aoxing Pharmaceutical’s Xin Ao Xing Oleanolic Acid Capsule is a pentacyclic triterpenoid which contains extracts from natural plants, Fructus Ligustri Lucidi and Hemsleya, and is the only SFDA-approved product to be manufactured as an OTC hepatitis B medicine in the PRC. It also certified by the Chinese Medical Association as a specific product for hepatitis B treatment. The pharmacological actions of the product include the relief of hepatic injury, reduction of glutamic-pyruvic transaminase activity, promotion of hepatic cell regeneration, the inhibition of fibrous hyperplasia and prevention of hepatocirrhosis.

We estimate the demand for medicines treating hepatitis B amount to approximately $7.8 billion annually.  We believe that we are well positioned to become a leader in the sale of OTC medicines for the treatment of hepatitis B as our Xin Ao Xing Oleanolic Acid Capsule is the only oral OTC drug approved by the SFDA for such treatment.   We plan to aggressively advertise this product and introduce a program where consumers can try a one month supply of the drug for free.

The China Hepatitis Internet Hospital will provide Aoxing Pharmaceutical’s customers with discreet consulting and purchasing services that we believe will build brand loyalty. Aoxing Pharmaceutical plans to offer its wholesalers and sales persons with pricing programs to generate additional sales. It has established distribution channels for its OTC drug through wholesalers to drugstores and it conducts direct sales to individuals. Aoxing Pharmaceutical has established a professional marketing team and has regional business monopoly, and believes that it can maintain the stability of prices and profit on its product. Aoxing Pharmaceutical’s primary competitive advantage over its competitors is that it has the only OTC drug available for the treatment of hepatitis B and as a result can sell the drug at a cheaper price and through a retail strategy where its competitors are limited to hospitals and pharmacy sales.

Nutrients

Ao Xing No.1
Main ingredients: Egg yolk lecithin, Vitamin E, Vitamin C, etc.
Usage & reported benefits: Improvement of overall health of the elderly; improved intelligence in children, and improved memory.

Yanshuang
Main ingredients: Sterculia Scaphigera, chrysanthemum, Honeysuckle and Mint
Usage & reported benefits: For the treatment of those who suffer from pharyngeal discomfort and chronic pharyngitis.

New Chakederi
Main ingredients: Agastache, Perilla, Licorice and Mint
Usage & reported benefits: Improved prevention and recovery periods for those who suffer from rhinitis, sinusitis, headache congestion and running nose in adults.

Tiantianle
Main ingredients: Folicartemisiae, chrysanthemum, Honeysuckle, Agastache and Mint.
Usage & reported benefits: Improves the body’s ability to fight influenza and certain sexually transmitted diseases; purification of human body in adults.

AoXing Gan Bao
Main ingredients: polygonum cuspidatum, cordyceps and Ginseng.
Usage & reported benefits: Improved blood circulation by removing blood stasis, strengthening spleen and stomach functions, reduction of body temperature and toxic materials, cholagogic purgative, as well as lowering transaminase in adults.

Fengningdan
Main ingredients: safflower, osthol, cork, dragles, dracorhodin, borneol and angelica.
Usage & reported benefits: For the elimination of toxins, intended principally for gynecological inflammation of young and middle-aged women.

Heigen
Main ingredients: black sesame seeds and medla.
Usage & reported benefits: Adults with premature graying of beard or hair. Treatment of phalacrosis caused by excess fat; postpartum hair loss.

Baitongning
Main ingredients: bulleyacontitin, myrrh and centipede.
Usage & reported benefits: Treatment of cervical spondylosis, rheumatism, hyperplasia, lumbar lesion, osteoporosis, rheumatoid arthritis in adults.

Sukang Capsule
Main ingredients: agkistrodon, cinnamon, safflower and hawthorn.
Usage & reported benefits: Mainly for use by the elderly suffering from cardiovascular and cerebrovascular complications, such as, dizziness headache, amnesia, kidney deficiency, coronary heart disease, and Atherosclerosis, etc.

Aoxing Ointment
Main ingredients: walnut meat and camphor.
Usage & reported benefits: Used to treat psoriasis, vitiligo and various dermatitis.

Market for our Products

Based on data that we have compiled from the business intelligence service DataMonitor, over the past decade, the Chinese medicine and pharmaceutical industry has developed at an annual growth rate of over 16%, making it one of the fastest growing industries in the Chinese economy. According to DataMonitor, the Chinese pharmaceuticals market generated total revenues of $12.6 billion in 2006 and experienced a compound annual growth rate (CAGR) of 17.3% for the five year period spanning 2002-2006. Worldwide, the PRC is among the ten largest medicine manufacturing countries and medical raw materials exporting countries.

With approximately one-fifth of the world's population and a fast-growing gross domestic product, the PRC presents significant potential for the pharmaceutical industry. The relative performance of the market is forecast to decelerate, with an anticipated CAGR of 14.6% for the five-year period 2006-2011 expected to drive the market to a value of $29.9 billion by the end of 2011, according to DataMonitor. However, this growth is still significantly higher as compared to the rest of the world, where growth of the pharmaceutical industry is projected to be at a CAGR of 5.0% to 8.0% between 2004 and 2009 according to IMS Health.

The following table sets forth the projected pharmaceutical market trends in the PRC in terms of demand from 2006 to 2011:

China Pharmaceuticals Market Value Forecast: $ billion, 2006- 2011

Figure 5: China Pharmaceuticals Market Value Forecast: $ billion, 2006-2011

$ billion
% Growth
30
25
20
15
10
5
0
$ billion
20.0%
18.0%
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
% Growth
2006
2007
2008
2009
2010
2011

Source: Datamonitor

DATAMONITOR

We believe that the burgeoning market provides many interesting opportunities for us. We are pursuing opportunities in several sectors that we believe will experience high growth and that we can address with our manufacturing and distribution expertise.

The following is a brief overview of the market and our opportunities in each sector.

Hepatitis

We estimate that there are approximately 120 million hepatitis patients in the PRC. Currently, the most common way to establish an effective treatment protocol is through a doctor or hospital. As many patients have chronic HBV, ailments are prevalent and typically become more severe if not properly treated. However, HBV patients in the PRC also bear substantial psychological pressure, since it is very contagious. Infected patients are often fearful that their relatives, friends and coworkers will become aware of their circumstances and wind up soliciting treatment in secret, if at all. (Source: www.mdcn.com.cn) In addition to producing a medicine to treat HBV, we seek to take advantage of internet technology to establish a website designed to serve patients in the privacy of their homes.  We are positioning ourselves as a leader in the care of HBV-afflicted patients.

Coronary Disease

According to the World Heart Federation, cardiovascular disease is the leading cause of death in the developing world (with the exception of sub-Saharan Africa). Its rise is linked to the increase in prevalence of risk factors such as tobacco use and relative lack of access to interventions to managing the ensuing disease. In the PRC, annual direct costs are estimated at (euro) 30.76 billion or 4% percent of gross national income. The PRC is facing an increase in cardiac disease on two fronts. We believe that in urban and upscale areas, heart disease is on the rise as their lifestyles increasingly imitate western culture, i.e., higher stress levels associated with a `privatized" economy, poorer nutrition, decreased physical activity and increase in tobacco use. Within the rural provinces, we believe that impoverishment is also contributing to the rise in coronary disease as most villages have no or limited access to medical help.

Our Danshen Granule has been accepted as an effective product for the treatment of coronary heart disease, myocarditis and angina pectoris and we intend to market it aggressively within the rural and urban markets. (Source: www.heart999.cn)

Dysmenorrhe

There are an estimated 400 million "pre-menopausal" women in the PRC. As the PRC continues to develop, the demand by women for products to treat their health concerns will continue to rise.  We believe that our Tianqi Dysmenorrhea Capsule is positioned to take a leading role in this sector. (Source: www.women.org.cn)

Influenza

Influenza is one of the most common recurring diseases in the PRC. It has been estimated that there is an annual market of $6.25 billion for flu-related healthcare in the PRC, 85% of which is in the form of OTC consumption (source: www.pharmatech.org.cn). Some of our herbal nutritional supplements are designed to relieve symptoms associated with the flu.

The Rural Market

"Modern" medicine is not yet established in much of rural PRC. Frequently-occurring respiratory, digestive, and infectious diseases (such as hepatitis) often result in far more severe symptoms than would occur with proper treatment. Patients in remote areas are often lucky to be tended to by a technical school graduate at a village "clinic" with treatments passed down from generation to generation; professional doctors are few and far between. According to a Hai Tong Securities Industry Research report, median family incomes in many parts of western PRC are less than $100 per year, yet a day in the hospital can cost $25 and when medicines, procedures and other services are added this can exceed $50.

As the PRC government works to improve the overall health of its population, the rural markets represent a significant opportunity for growth. This sector has typically been neglected by the PRC's pharmaceutical and medicine industry, as there is minimal healthcare infrastructure or standardized health care service in much of rural PRC. As part of a strategy to improve rural healthcare, the PRC's central government has initiated its "New Rural Medical Care Cooperative Program" which will be launched in 2008, with the intention of achieving full coverage of all rural citizens by 2010. With an estimated 900 million rural farmers throughout the nation, the implementation of this program provides substantial opportunity for market expansion in this sector, where expenditures are estimated at nearly US$ 5.6 billion in the next 3 years - with 80% of that budget to be paid by the regional provincial governments in mid and western PRC. Of these rural markets the provinces of Shaanxi, Sichuan, Chongqing, Gansu, Henan, Hubei, and Hunan are expected to comprise 30% of the market, or $US 1.7 billion. (Source: China State Council Rules of Rural Cooperative Medical System.). We believe that we are well established within the rural marketplace and have developed a targeted, aggressive sales and marketing campaign designed to expand our presence of all of our products in this sector.

Pediatric Medicine

The PRC’s fifth national census (published in 2001) indicated that with a population of 296,500,000, the 14 and under age group represented 22.89% of her population. A lack of education within the population results in children often given treatments created for adults and without direction from a doctor, often resulting adverse reactions to the child. Even aspirin, taken by a baby can result in gastric mucous membrane erosion. Other "adult" medicines can affect a child's hearing, cause trauma of bones and joints, and even induce permanent deafness and renal damage.

Increased access to information through education programs and the general promotion of good health within the PRC are helping to generate demand for products designed specifically for children. Furthermore, as the PRC continues to advocate the one child per family policy, parents' demands for quality children's medicines are increasing, as is the interest in brand differentiation. However, at present, few manufacturing plants specialize in pediatric medicine and there is no leading national brand. Approximately 90% of general pharmaceuticals and medicines utilized in the PRC have no corresponding pediatric formula for their drugs, leaving substantial opportunity for growth.  We plan to introduce new products to address these issues.  In particular, we plan to enhance production of our pediatric medicines and market our pediatric cough medication.

Respiratory Disease

With the aggravation of air pollution and worsening environmental conditions, the incidence of respiratory diseases remains high in the PRC. Influenza is one of the most common diseases in the PRC, and according to the Ministry of Health of the PRC an estimated 75% of the population suffers from influenza every year and 5.5% suffer from tracheitis caused by influenza. This rate is more than 15% for senior citizens, who often suffer from influenza more than 3 times per year.

As is shown in the related statistics in the National Health Care Department in the PRC, the percentage of the popusltion suffering from some form of respiratory diseases in the PRC is approximately 6.94%, that is, there is a population of 80,000,000 people suffering from the respiratory diseases every year.

The four common respiratory diseases--acute nasopharyngitis, influenza, tonsillar tracheitis, and chronic bronchitis, account for 80% of the respiratory diseases in the PRC.

Our Paracetamol and Amantadine Hydrochloride Capsule Tablets are used to treat respiratory disease in children.

Industry Consolidation

In 2003, the Chinese government issued “The Medicine Management Law”, “Pharmaceutical Manufacturing Quality Management Specifications” and implemented the Good Manufacturing Practices (“GMP”). This action has, and will continue to result in, industry consolidation as those companies without GMP certificates and without qualified facilities, capital or management expertise necessary to secure approval are forced to find strategic alternatives or cease operations.

Since 2003, the number of pharmaceutical companies in the PRC has decreased rather significantly, from 6,700 to approximately 3,600. (Source: Research and Markets, “China Pharmaceutical Industry Report (Merger and Reorganization) 2006-2007”) This trend has also resulted in significant opportunity for us, as we plan to identify companies that have similar products or other assets, but an inability to bring them to market.

Customers

Approximately 75% of our sales are made directly to pharmacies, while approximately 25 % of sales are made through distributors. Our largest customer, Guangdong Run Tai Medicine Wholesale Co., Ltd. accounted for approximately 6%, 12% and 14% our sales for the years ended December 31, 2008, 2007 and 2006, respectively.  No other customer accounts for more than 10% of our total sales for fiscal year 2008.

Below is a summary of sales of our five major products, Xin Ao Xing Oleanlic Acid Capsule, Ganwang (Compound Paracetamol Capsule), Danshen granule, Taohuasan (Pediatric Medicine) and Tianqi Dysmenorrhea Capsule through our distributors and directly from the Company:

Product	Sales through Distributors	Sales by Company
Xin Ao Xing Oleanlic Acid Capsule	17%	83%
Ganwang (Compound Paracetamol Capsule)	43%	57%
Danshen granule	32%	68%
Taohuasan (Pediatric Medicine)	33%	67%
Tianqi Dysmenorrhea Capsule	33%	67%

Total	25%	75%

Marketing Strategy

We have established a multi-prong growth strategy, with the objective of establishing ourselves as a leading developer, manufacturer and marketer in the PRC pharmaceutical marketplace, with a particular emphasis in the hepatitis, cancer and coronary sectors. To execute this strategy, we intend to implement the following initiatives.

(i)	China Hepatitis Internet Hospital

We will soon be ready to conduct a full market launch of our China Hepatitis Internet Hospital. The multi-function website is expected to provide registered hepatitis patients with a variety of services including: blood test guidance, expert consultation and diagnosis, medicine prescription, pathology analysis, information seminars, etc. Patients are expected to receive treatment from a pool of more than 50 renowned HBV experts that we are currently in the process of finalizing relationships with, without having to go to the hospital.   Our website has already been set up and will be operational shortly.

The site is also expected to provide an online drug store for hepatitis patients. Although the site will feature a broad variety of hepatitis treatment medicines, it will recommend our products first. Members will receive membership and volume discounts.

Registered users will also be able to secure a "membership card" for a fee expected to be 200 RMB (approximately US$25). As members, patients will receive a 20% discount on diagnosis and medical services provided by CHIH, free expert diagnosis and free medicine delivery, a wide range of inquiry, instruction and other complementary services.

We have designed an aggressive, highly targeted marketing campaign to build brand awareness for the site. These campaigns will be executed using print advertisements, physician endorsements, and other promotional methods. The site will also be featured in all our advertisements and will be marketed to hospitals and other HBV related professionals.

The successful launch of the CHIH is also anticipated to increase our profit margins, due to the anticipated decreased distribution costs for our Xin Ao Xing Oleanlic Acid Capsule as we should be able to sell directly to our consumers.

Continue to Expand the Distribution Network

We have initiated a series of strategic projects in order to extend our sales network. The "Hundred City" project targets cities above the county level in 31 provinces. Internal research indicates there are 18,381 hospitals and 230,000 retail pharmacies within this sector in the PRC. Their sales revenue accounts for 61.8% of pharmaceuticals market revenue.

As of July 2007, we have established relationships with an estimated 65 distributors.

 In our effort to establish a broad and balanced distribution network, we will continue to add proven distributors in each of our target markets.  We believe that our relationships with these distributors will facilitate the speed and ability with which we can introduce new products to the market.

Through our "Blue Sea" project, we are working to build our presence in the government's Rural Medical Care Program. We continue to train and position "local" sales personnel in rural markets in addition to implementing programs to generate brand awareness and medical literacy within this underserved population.

We believe this market represents a substantial opportunity as the central government's budget for this program has reached 340 billion RMB (approximately $45.82 billion) in 2006. There are 50,613 identified rural hospitals and similar facilities, and another 728,488 medical stations and clinics throughout the PRC. Our studies indicate revenue from these facilities accounts for 38.2% of country's total pharmaceutical sales revenue.

Expand Production Capacity

We plan to identify potential acquisition candidates in the pharmaceutical industry and identify land for production of our raw materials in future to facilitate our expansion.

Continue to Develop and Market New Products

There is significant opportunity to establish a leadership position within the burgeoning domestic Chinese pharmaceutical marketplace. Our planned product line expansion will come through both internal research and development and acquisition.

We currently have nine products in the development pipeline.  In addition to the work being done in our  in-house research department, we work with many prestigious universities, research institute and association to develop effective, high margin products. To that end, we also intend to leverage the somewhat "nascent" stage and competitive nature of the pharmaceutical industry in the PRC to continue to acquire products and technology that complement our expansion strategy.

            On January 5, 2007, Aoxing Pharmaceutical entered into a Cooperation Agreement with Xianyang Material Medical Institute (“Xianyang”) who will be responsible for the research and development and SFDA application process for a new drug called Zenbaowan Capsule. In addition, the parties agreed to long term technical cooperation on products mutually identified in the future under the terms of separate agreements. Xianyang research and development efforts will be in compliance the Drug Administration Law of the PRC and Administration Regulations for Drug Registration. Any product developed by Xianyang, and the intellectual property rights related thereto, will be owned by Aoxing Pharmaceutical. Aoxing Pharmaceutical will pre-pay all application expenses relating to the application fees and pay to Xianyang the aggregate consideration of RMB 180,000 (approximately $24,290) of which 50% will be paid on the first day that Zenbaowan Capsule passes the first materials and production site examinations by the SFDA and 50% upon accreditation and receipt of the drug approval number from the SFDA. The agreement can be terminated by either party without notice. No payments have been made to date.

On June 13, 2006, Aoxing Pharmaceuticals entered into a Technological Cooperation Agreement with Shaanxi University of Science and Technology (“Shaanxi University”) where Shaanxi University will provide interns to assist in the development of products by Aoxing Pharmaceutical. Aoxing Pharmaceutical will pay the interns 600 RMB per month. In exchange for running the internship program, Shaanxi University agreed to provide advisory educational services in order to improve pharmaceutical production techniques. Aoxing Pharmaceutical is authorized to use the education material in connection with producing pharmaceuticals but will not own the educational materials. In addition, Shaanxi University shall assist Aoxing Pharmaceutical in developing improved production techniques for new drugs, the ownership of which shall be held by Aoxing Pharmaceutical. The fees to be paid to Shaanxi University for new drug development will be made under a separate agreement. The term of the agreement is from June 13, 2006 to June 13, 2008. Currently there is no aggregate funding requirement under this agreement. In fiscal year 2008, we paid the interns of Shaanxi University a total of 3,000 RMB in the form of subsidies.  On June 18, 2008, we signed a new Technological Cooperation Agreement with Shaanxi University for a term of two more years.

On September 10, 2006, Aoxing Pharmaceuticals entered into a Technological Cooperation Agreement with College of Life Sciences of Northwest University (“Northwest University”) that terminates on September 10, 2008. Under the terms of the agreement, Aoxing Pharmaceutical will be the site for practical studies for interns from Northwest University and Aoxing Pharmaceutical will hire between 30-40 interns at a cost of 600 RMB per month per intern, not to exceed a total of 4,000 RMB per month. In exchange for running the internship program, Northwest University personnel will teach Aoxing Pharmaceutical staff various agricultural sciences associated with growing traditional Chinese medicines. All educational material may be utilized by Aoxing Pharmaceutical to produce its products but ownership of the educational materials will be held by Northwest University. In addition, the parties agreed to cooperate on the development of new traditional Chinese medicines, the ownership of which will be held by Aoxing Pharmaceutical. The fees to be paid Northwest University for new drug development will be made under a separate agreement. At the current time neither we nor Aoxing Pharmaceutical knows when the drug development agreement will be signed with Northwest University. We expect the agreement to be signed when Aoxing Pharmaceutical identifies a drug for research and the parties agree upon a fee.   On September 18, 2008, we renewed the Technological Cooperation Agreement for two more years.

Raw Materials and Principal Suppliers

The principal raw materials used for our products are the active ingredients for each of its pharmaceuticals. Raw materials, as well as packaging materials, are sourced internally and from various independent suppliers in the PRC.

Third party vendors are selected based on a number of factors including quality, timely delivery, cost and technical capability. Management also conducts periodic onsite reviews of suppliers' facilities. The vast majority of our products’ raw materials are readily available.  We try to maintain relationships with at least two vendors for each major raw material in order to ensure a reliable supply of raw materials at reasonable prices.

We rely on approximately 10 suppliers for its products. Approximately 28.27% and 26.63% of our supplies are purchased from Xi’an Chinese Medicine Herbal Tablets Factory and Sichuan Xieli Pharmaceutical Company Ltd., respectively.

Set forth below is the names of our suppliers and the amount of materials purchased from them during fiscal year 2008.

Name of Supplier	Amount Purchased (RMB)/($)	Percentage
Xi’an Fangzhou Packaging Company Ltd.	527,492.40 / $77,118	0.56%
Xianyang Wenlin	16,813,620.74 / $2,458,132	17.76%
Shaanxi Hengqing Pharmaceutical Company Ltd.	6,082,105.27/ $889,197	6.42%
Xi’an Chinese Medicine Herbal Tablets Factory	26,758,677.72/ $3,912,088	28.27%
Xianyang Sifang Carton Company Ltd	1,959,521.30/ $286,479.72	2.07%
Sichuan Xieli Pharmaceutical Company Ltd.	25,209,823.30/ $3,685,647	26.63%
Zhejiang Xinchang Yaofeng	10,584,822.21/ $1,547,489	11.18%
Xi’an Jinqiao Plastics Plant	3,477,394.40/ $508,391	3.67%
Xi’an Xinping Industry &Trade Co. Ltd	3,094,685.36/ $452,430	3.27%
Xi’an Shengxing Traditional Chinese Medicine Co. Ltd	63,562.50/ $9,293	0.07%

Aggregate sum of raw materials purchased in FY 2008	68,700,445.29/ $10,043,925
Aggregate sum of packaging material purchased in FY 2008	25,966,877.33/ $3,796,328

Competition

The pharmaceutical industry both within the PRC and globally is intensely competitive and is characterized by rapid and significant technological progress.  Our competitors, both domestic and international, include large pharmaceutical companies, universities, and public and private research institutions that currently engage in or may engage in efforts related to the discovery and development of new pharmaceuticals. Many of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than us, as well as more experience in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales.

Competition in the manufacture and sale of medical products for cardiovascular, generic cold medicines, nutritional herbal supplements and hepatitis in the PRC is also intense. There are a large number of companies that are licensed to manufacture and sell these types of medical products in the PRC. Western drugs also present significant competition.

On the whole, Chinese traditional medicine suffers from the image of possessing complex and unclear ingredients, inconsistent quality, slow action and/or ineffectiveness. Therefore, competition from new Chinese medicine is not as strong as they tend not to stay on the market for very long.

The following table illustrates Aoxing Pharmaceutical’s primary competition with regard to each product category:

Product	Competitors
Xin Ao Xing Oleanlic Acid Capsule
Potential competitors are Wulanhaote Zhong Meng pharmaceutical Co., Ltd, Yang Ling Mai Di Sen Pharmaceutical Co., Ltd and other suppliers of prescription medicines that are used for hepatitis treatment

Compound Paracetamol and Amantadine Hydrochloride Capsule	Jiang Xi Ren He Pharmaceuticals, Inc. Hainan Asia Pharmaceuticals, Inc.

Danshen granule	Yun Nan Yong An Pharmaceuticals, Inc. Hai Nan Min Hai Pharmaceuticals, Ltd

Pediatrics Medicine	Shandong Bai Cao Pharmaceuticals, Ltd, Chang Chun Ren Min Pharmaceuticals, Ltd

Tianqi Dysmenorrhea Capsule	Yun Nan Yu Xi city Wei He Pharmaceutical, Ltd, Shandong Phoenix Pharmaceuticals, Ltd

Nutrients	Traditional Chinese herbal suppliers

Our three major competitors: Wulanhaote Zhong Meng Pharmaceutical Co., Ltd, Inner Mongolia Ku Lun Pharmaceutical, Co., Ltd and Yang Ling Mai Di Sen Pharmaceutical Co., Ltd.

Wulanhaote Zhong Meng Pharmaceutical Co., Ltd is registered in Wulanhaote city with a registered capital 4.83 million RMB and about 200 employees. It has 30 different types of products and annual sales revenue of approximately 80 million RMB. Their products are mainly sold through agents. It owns advanced technology and facilities that can produce 135 types of medicine, including 41 types of OTC medicine. Its total production capacity is around 500 tons.

Inner Mongolia Ku Lun Pharmaceutical, Co., Ltd was founded in 1957 with a registered capital 16 million RMB and has approximately 400 employees. This company has three pipelines for producing Mongolia medicine and Chinese traditional medicines. Its annual sales revenue is approximately 30 million RMB.

Yang Ling Mai Di Sen Pharmaceutical Co., Ltd has a registered capital at 60 million RMB, and annual sales revenue of approximately 50 million RMB. In May of 2001, it acquired GMP certification and its production capacity is approximately to 300 million tablets, 300 million capsules and 20 million bags of granules.

Jiang Xi Ren He Pharmaceuticals, Co., Ltd, is located at No.399 Jingdong North Road, Nanchang city with has a registered capital of 40 million RMB. It manufactures and sells granules drops capsules and competes with our Compound Paracetamol Capsule.

Hainan Asia Pharmaceuticals Group competes with our Compound Paracetamol Capsule. It owns 16 subsidiaries and produces 80 different types of medicine. It has a direct investment in Hainan KuaiKe Pharmaceuticals Co., Ltd. It headquartered in Haikou City, Hainan with 500 employees and 5 million RMB registered capital.

Yun Nan Yong An Pharmaceuticals, Co., Ltd, competes with our Danshen granule product. It has approximately 218 employees. It produces troches, granules and capsules.

Fu Zhou Min Hai Pharmaceutical, Co., Ltd competes with our Danshen granule product. It was founded in 1999 in Fuqing City Fujian Province with approximately 110 employees. It manufactures and produces granules, capsules, and troches.

Shan Dong Bai Cao Pharmaceuticals, Ltd is located in Linyi city, Shandong Province competes with our Taohuasan (Pediatric Medicine) product. It has registered capital of 26.2 million RMB and approximately 210 employees. It also manufactures hard gelatin capsules, granules, and a water pill for women.

Chang Chun Ren Min Pharmaceuticals, Ltd., was founded in March, 2007, and competes with our Taohuasan (Pediatric Medicine) product. It has three subsidiary companies and is considered a leader in the prepared medicine industry. It also manufactures hard gelatin capsules, granules, medicinal powders, cosmetics, foods and the import-export of pharmaceutical, food and cosmetic products.

Yun Nan Yu Xi Wei He Pharmaceutical, Ltd., was established in Yun Nan Yu Xi City in 1995 and competes with our Tianqi Dysmenorrhea Capsule product. It has 20 million yuan of registered capital. It also manufactures various raw materials for Western medicine, a pseudo-ginseng tea, pseudo-ginseng series and it also is involved in technology transfer services for medicine and chemical reagents.

Shan Dong Phoenix Pharmaceutical Inc, is located in Dong Ying City Shandong Province and competes with our Tianqi Dysmenorrhea Capsule. It also manufactures capsule agents, pellet agents, troches, syrups, and freeze-dried powder for injections.

Shan Dong Phoenix Pharmaceutical Inc,, Yun Nan Yu Xi Wei He Pharmaceutical, Ltd, Yang Ling Mai Di Sen Pharmaceutical Co., Ltd, and Yun Nan Yong An Pharmaceuticals, Co., Ltd hold GMP certificates.

Our Competitive Edge

We plan to take full advantage of our unique position as the manufacturer of the first SFDA-approved OTC anti-hepatitis drug.  We plan to advertise this product aggressively and establish a program where consumers can try a one month supply of the drug for free.

Our China Hepatitis Internet Hospital will provide our customers with discreet consulting and purchasing services that we believe will build brand loyalty.

We plan to offer our wholesalers and sales persons with pricing programs to generate additional sales. We have established distribution channels for our OTC drugs through wholesalers to drugstores and we conduct direct sales to individuals.

We have established a professional marketing team and have regional business monopoly.  We believe that we can maintain the stability of prices and profit on our products, in particular with regard to our Xin Ao Xing Oleanolic Acid Capsule. Our primary competitive advantage over our competitors is that we have the only OTC drug available for the treatment of hepatitis B and as a result we can sell the drug at a cheaper price and through a retail strategy whereas our competitors are limited to hospitals and pharmacy sales.

Research and Development

We currently have 9 potential products in the research and development "pipeline". Identified compounds are currently being tested for indications related to neoplastic disease, central nervous system disease, an anti-infection medicine, kidney tonifying medicine and sterility. We anticipate we will be able to introduce three to five new products to market each year.  For 2009, we anticipate getting approvals for two of our three new products currently awaiting SFDA approval.

In addition to the work being done in our in-house research department, we work with many prestigious Chinese universities, research institutes and associations to develop effective, high margin products. To that end, we intend to leverage the somewhat "nascent" stage and competitive nature of the pharmaceutical industry in the PRC to continue to acquire products and technology that complement our expansion strategy.

We estimate that we have spent approximately 200,000 RMB in fiscal year 2006, 1,000,000 RMB in fiscal year 2007 and 220,001 RMB in fiscal year 2008 for research and development.  We anticipate spending approximately 3,000,000 RMB for research and development in fiscal year 2009.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret protection laws in the PRC, as well as confidentiality procedures and contractual provisions to protect our intellectual property.

We currently have three patents pending approval and 12 registered trademarks. We also require our employees to execute confidentiality and trade secret agreements.

Below is a list of our trademarks:

Trademark	International Class	Registration	Issuing Authority	Term
“Bai Ying Shen” & device (Certificate No. 1196275)	5
Aoxing Pharmaceutical

Note: This trademark was first registered by Shaanxi Xianyang Pharmaceutical Baiyingshen Drug Centre, and was transferred to us on March 14, 2001. The transfer was duly recorded in the Trademark Certificate.

			Trademark Bureau of State Administration for Industry and Commerce	From August 7, 1998 to August 6, 2008 and is in the process of renewal
“Yi Wen Ling” & device (Certificate: No. 1044573)	5
Aoxing Pharmaceutical

Note: This trade mark was first registered by Shaanxi Xianyang Pharmaceutical Baiyingshen Drug Centre, and then was transferred to the Company on April 12, 2002. The transfer was duly recorded in the Trademark Certificate.

			Trademark Bureau of State Administration for Industry and Commerce	From May 21, 2007 to May 20, 2017
“Zhong Ao” & device. (Certificate: No. 1728599)	5	Aoxing Pharmaceutical	Trademark Bureau of State Administration for Industry and Commerce	From March 14, 2002 to March 13, 2012
“Xin Tai Ke” & device (Certificate: No. 1908333)	5	Aoxing Pharmaceutical	Trademark Bureau of State Administration for Industry and Commerce	From September 28, 2002 to September 27, 2012
“Gan Wang” & device (Certificate: No. 3001006)	5
Aoxing Pharmaceutical

Note: This trade mark was first registered by Xianyang Aotong Baojian Technology Limited, and then was transferred to us on August 14, 2003. The transfer was duly recorded in the Trademark Certificate.

			Trademark Bureau of State Administration for Industry and Commerce	From November 14, 2002 to November 13, 2012
“Hei Gen” (Certificate: No. 3168882)	5	Aoxing Pharmaceutical	Trademark Bureau of State Administration for Industry and Commerce	From July 7, 2003 to July 6, 2013
“Shi Li Ming” (Certificate: No. 3180355)	5	Aoxing Pharmaceutical	Trademark Bureau of State Administration for Industry and Commerce	From August 7, 2003 to August 6, 2013
“Aoxing No.1” (Certificate: No. 3168883)	5	Aoxing Pharmaceutical	Trademark Bureau of State Administration for Industry and Commerce	From February 21, 2004 to February 20, 2014
“Dan Shen” (Certificate: No. 1908335)	5	Aoxing Pharmaceutical	Trademark Bureau of State Administration for Industry and Commerce	From October 7, 2002 to October 6, 2012
“Cha Ge De Ri” & device (Certificate: No. 1624463)	5
Aoxing Pharmaceutical

Note: This trademark was first registered by Wulanhaote Zhongmeng Pharmaceutical Limited, and then was transferred to us on May 30, 2002. The transfer was duly recorded in the Trademark Certificate.

			Trademark Bureau of State Administration for Industry and Commerce	From Auguast 28, 2001 to August 27 2011
“Mei Bi De” & device (Certificate: No. 1330246 )	5	Aoxing Pharmaceutical	Trademark Bureau of State Administration for Industry and Commerce	From November 7, 1999 to November 6, 2009
“Ao Xing Xin Le” & device (Certificate: No. 4319027)	5	Aoxing Pharmaceutical	Trademark Bureau of State Administration for Industry and Commerce	From November 28, 2007 to November 27, 2017

Domain names

Aoxing Pharmaceutical owns the rights to the internet domain name www.aoxing-group.com.

Seasonality of Sales

Sales in the first quarter are usually lower due to people traveling and taking vacations during the traditional Chinese New Year and Chinese Spring Festival holidays. Sales in the fourth quarter are usually higher. Sales in the first quarters and fourth quarters of fiscal years ended in 2005 - 2007 averaged approximately 15% and 35% respectively of total sales for those periods and in fiscal year 2008, they averaged 20.7% and 29.6%, respectively.  This reflects the seasonal nature of our sales.

Government Regulation

The testing, approval, manufacturing, labeling, advertising and marketing, post-approval safety reporting, and export of our products are extensively regulated by governmental authorities in the PRC.  We are also subject to the Drug Administration Law of the PRC, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in the PRC and sets penalties for violations of the law. We are also subject to various other regulations and permit systems by the Chinese government. These regulations and their impact on our business are set forth in more detail below.

Drug Administration Law of the PRC was promulgated by the Standing Committee of National People’s Congress on February 28, 2001 and effective as of December 1, 2001, and its implementing guidelines were promulgated by the State Council on August 4, 2004 and effective as of September 15, 2002. According to Drug Administration Law of the PRC and its implementing guidelines, a pharmaceutical manufacturer is required to obtain a Pharmaceutical Manufacturing Permit and Drug Approval Number for each manufactured drug from the relevant SFDA’s provincial branch, which will be valid for five years and is renewable upon application before expiration. Accordingly, we are required to apply for these approvals and any extensions thereof for each of our products.

Administration Regulations for Drug Registration was promulgated by the SFDA on July 10, 2007, and was effective as of October 1, 2007.  The Administration Regulations for Drug Registration specifies the requirements and procedure for obtaining a Drug Approval Number for a new drug.  It includes the requirements for clinical trial of new drugs, procedure for registering imported medicine and reporting and approval procedure for generic medicine. The Drug Approval Number is valid for five years and can be re-registered upon expiration. We are required to obtain a Drug Approval Number for each of our new drugs and reapply for an extension prior to the expiration date the drugs.

Good Manufacturing Practices (GMP) for Pharmaceutical Products, as revised in 1998 was promulgated by the SFDA on June 18, 1999 and became effective as of August 1, 1999, and the Authentication Regulations for Drug GMP was promulgated by the SFDA on September 7, 2005 and became effective on October 1, 2005.  A pharmaceutical manufacturer must meet the GMP standards and obtain the GMP Certificate with a five-year validity period from SFDA. Before the GMP Certification expires, the pharmaceutical manufacturer must apply again and complete the relevant procedures, which may take about 120 working days, to obtain a new GMP Certificate. On October 24, 2007, the SFDA issued new guidelines for authentication standards of GMP, effective as of January 1, 2008. The new guideline may result in a rise of cost for a pharmaceutical manufacturer to meet the new standards in order to maintain the GMP qualification. If a pharmaceutical manufacturer fails to obtain or maintain GMP Certification and still carries on production of its drugs, it will be fined and its Pharmaceutical Manufacturing Permit may be revoked under serious circumstances. We are required to apply for a GMP certificate for each of our products and reapply prior to the expiration date and maintain our Pharmaceutical Manufacturing Permit.

Administration Regulations for Drug Call-back was promulgated by the SFDA on December 10, 2007 and effective on the same day. According to the Administration Regulations for Drug Call-back, the pharmaceutical manufacturer should establish a drug call-back system and collect information regarding the drug safety. If a manufacturer discovers any unreasonable danger of drug that threatens people’s safety and health, it should immediately stop the manufacturing and sale of such drug, notify the distributors and report to the branch of the SFDA. This regulation also stipulates the procedures of drug call-back and danger valuation standards established and maintain a drug call back system in conformance the regulations.

Administration Regulations for Drug Instructions and Labels was promulgated by the SFDA on March 15, 2006 and was effective as of June 1, 2006. According to Administration Regulations for Drug Instructions and Labels, the contents of instructions and labels of each drug must be approved by the SFDA, and the smallest packing unit of drug shall be attached with instruction.  We have developed, received approval and maintain drug labeling in conformance with the regulations for our existing products and must do so for new products.

Supervision Administration Regulations for Drug Distribution was promulgated by the SFDA on January 31, 2007 and effective as of May 1, 2007. According to Supervision Administration Regulations for Drug Distribution, a pharmaceutical manufacturer can only sell drugs produced by itself, and it shall not sell drugs produced by other manufacturers or produced by itself but for commissioning manufacturing purposes. We do not resell drugs from any other pharmaceutical manufacturers.

Regulations for Drug Advertisement Censoring was promulgated by the SFDA and State Administration for Industry and Commerce (the “SAIC”) on March 13, 2007 and effective as of May 1, 2007. The Standards for Drug Advertisement Censoring and Publication was promulgated by the SFDA and the SAIC on March 3, 2007 and made effective as of May 1, 2007. According to Regulations for Drug Advertisement Censoring, a pharmaceutical manufacturer must obtain a Drug Advertisement Approval Number from the provincial branch of the SFDA which is valid period of one year if the drug advertisement describes the functions or benefits of a drug. However, if an over the counter drug advertisement in any media, or a prescription drug advertisement in professional medical magazine, only refers to the name of the drug, including the general name and commercial name, without any other addition promotional information, the advertisement does not need to be censored or approved.  We have obtained a Drug Advertisement Approval Number for all our drugs and review all of our OTC drug advertisements so that they are in conformance with the regulations relating to advertising these products.

We have enjoyed a sound, cooperative working relationship with the Shaanxi People's Government and related government departments since our founding. Adjustments to its operating strategies and long-term business plans have been unanimously approved by relevant departments and by provincial-level government entities.

The SFDA

The application and approval procedure in the PRC for a newly developed drug has numerous steps. For each new product, we prepare documentation covering pharmacological, toxicity, pharmacokinetics and drug metabolism studies in addition to providing samples of the drug. The documentation and samples are then submitted to the provincial SFDA. This process typically takes approximately three months. After the documentation and samples have been approved by the provincial SFDA, the provincial administration submits the approved documentation and samples to the SFDA. The SFDA examines the documentation and tests the samples and presents the findings to the New Drug Examination Committee for approval. If the application is approved by the SFDA, the SFDA will issue a clinical trial license to the applicant for clinical trials. This clinical trial license approval typically takes one year, followed by approximately two years of trials, depending on the category and class of the new drug. The SFDA then examines the documentation from the trial and, if approved, issues the new drug license to the applicant. This process usually takes eight months. The entire process takes anywhere from three to four years.

The SFDA and the China Traditional Medicine Administration Bureau regulate the process for new drug approval and licensing in the PRC, which can involve many levels of authority, lacking in transparency, and presents one of the greatest obstacles for companies to introduce new drugs into the market. One of the preliminary aspects of the application process involves a review of the Chinese market's need for a particular drug. If the SFDA determines that the market niche for a particular drug is saturated, the drug will not receive further consideration and the licensing application will be denied. According to industry analysts, eighty-five percent of applications for new drugs licensing is determined by SFDA to be in saturated markets and thus are not considered for approval. Only fifteen percent of new-to-market drug applications are considered for approval by the SFDA.

Furthermore, only companies that meet the GMP standard may apply for new drug approvals with the SFDA. The SFDA estimates that less than 20% out of the 6,000 pharmaceutical companies in the PRC currently meet the GMP standard.

We estimate that the cost to receive approval from the SFDA for a new product will range from 1 million RMB to 4.5 million RMB.

Our receipt of a GMP certificate and approval by the SFDA of our prescription and OTC drugs represent a significant competitive advantage as these approvals present a significant barrier to entry by new companies hoping to enter the pharmaceutical drug industry.

Nevertheless, the new drugs we seek to bring to market are regulated by the SFDA and the China Traditional Medicine Administration Bureau and are estimated to now cost between 1.1 million RMB (approximately $158,000) to 4.15 RMB (approximately $593,000) per product which must be provided through our cash flow or from financing activities as new products are introduced. In addition, our new products may not pass the clinical review and testing process which can negatively affect our cash flow and income.

We are subject to possible administrative and legal proceedings and actions by these various regulatory bodies. Such actions may include product recalls, seizures and other civil and criminal sanctions which could have a materially adverse effect on our prospects.

Environmental Regulation

Our operations and facilities are subject to environmental laws and regulations stipulated by the national and the local environment protection bureaus in the PRC. Relevant laws and regulations include provisions governing air emissions, water discharge and the management and disposal of hazardous substances and wastes. The PRC regulatory authorities require pharmaceutical companies to carry out environmental impact studies before engaging in new construction projects to ensure that their production processes meet the required environmental standards.

We maintain controls at our production facilities to facilitate compliance with environmental rules and regulations. We are not aware of any investigations, prosecutions, disputes, claims or other proceedings in respect of environmental protection, nor have we been subject to any action by any environmental administration authorities of the PRC. To our knowledge, our operations meet or exceed the existing requirements of the PRC.

Advertising Laws

Advertisement Law of the People’s Republic of China and Rules of Medicine Advertisements Management from State Admission for Industry and Commerce, Regulations on Control of Advertisements (tentative) from State Council provide guidelines for advertising prescription and OTC drugs and nutrients. The rules limit where advertisements may be placed and govern the claims that may be made by the manufacturer.

Employees

As of March 24, 2009,   we have a total of 269 full time employees who receive labor insurance. These employees are organized into a union under the labor laws of the PRC and can bargain collectively with us. In addition, we employ over 72 sales representatives, who are paid on a commission basis. These representatives are not part of the union.  We maintain good relations with our employees.

We are required to contribute a portion of our employees' total salaries to the Chinese government's social insurance funds, including medical insurance and unemployment insurance and to purchase job injury insurance for employees, in accordance with relevant regulations. The government's social insurance funds account for 10% of employees' total salaries. The job injury insurance premium is about RMB 50 (approximately US$7) per person. We expect the amount of our contributions to the government's social insurance funds and the cost related to job injury insurance to increase in the future as we expand our workforce and operations.

Executive Offices

Our executive office in the PRC is located at No. 588 Shiji Xi Road, Xianyang, Shaanxi Province, PRC 712046.  Our telephone and facsimile number is 011-86- 29-33686638.

Item 1A.               Risk Factors

Risks Related To Our Business

Our operating history may not serve as an adequate basis to judge our future prospects and results of operations .

Aoxing Pharmaceutical commenced its current line of business operations in 1997 and received its Good Manufacturing Practices ( “GMP”) certification in January 2006  has to be  renewed every five years for Aoxing Pharmaceutical to stay in business. Aoxing Pharmaceutical’s operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that Aoxing Pharmaceutical will maintain its profitability or that we will not incur net losses in the future. We expect that Aoxing Pharmaceutical’s operating expenses will increase as it expands. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

• raise adequate capital for expansion and operations;
• implement our business model and strategy and adapt and modify them as needed;
• increase awareness of our brand name, protect our reputation and develop customer loyalty;
• manage our expanding operations and service offerings, including the integration of any future acquisitions;
• maintain adequate control of our expenses;
• anticipate and adapt to changing conditions in the medical over the counter, pharmaceutical and nutritional supplement markets in which we operate as well as the impact of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

The loss of Aoxing Pharmaceutical as our operating business would have a material adverse effect on our business and the price of our common stock.

We have no equity ownership interest in Aoxing Pharmaceutical. Our ability to control Aoxing Pharmaceutical and consolidate its financial results is through a series of contractual agreements between it and our wholly owned subsidiary Shaanxi Biostar. Management of Aoxing Pharmaceutical is an affiliate of us and of Shaanxi Biostar and the stockholders of Aoxing Pharmaceutical are also our stockholders. Thus the Management Entrustment Agreement was not entered into as a result of arms’ length negotiations because the parties to the agreement are under common control. Mr. Wang, our CEO and Chairman holds approximately 45% of the shares of Aoxing Pharmaceutical and 40.5% of our common stock.  The Management Entrustment Agreement may be terminated upon the termination of the business of Aoxing Pharmaceutical or upon the date upon which Shaanxi Biostar completes the acquisition of Aoxing Pharmaceutical. Any other termination would be a breach of the agreement. While the Company has been advised by its PRC counsel that the Management Entrustment Agreement is legal and enforceable under PRC law, these affiliates control the parties to the Management Entrustment Agreement and it could be possible for them to cause Aoxing Pharmaceutical to breach the Management Entrustment Agreement and our unaffiliated investors would have little or no recourse because of the inherent difficulties in enforcing their rights since all our assets are located in the PRC. (See, Risk Factor “The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.”) In the event that management of Aoxing Pharmaceutical decides to breach the Management Entrustment Agreement, the risk of loss of the affiliated shareholders of Aoxing Pharmaceutical could be lower than unaffiliated investors and the interests of the management and shareholders of Aoxing Pharmaceutical would be in conflict with the interest of our other stockholders.

Aoxing Pharmaceutical’s failure to compete effectively may adversely affect our ability to generate revenue.

Aoxing Pharmaceutical competes with other companies, many of whom are developing or can be expected to develop products similar to Aoxing Pharmaceutical. Aoxing Pharmaceutical’s market is a large market with many competitors. Many of its competitors are more established than Aoxing Pharmaceutical is, and have significantly greater financial, technical, marketing and other resources than it presently possess. Some of Aoxing Pharmaceutical’s competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We cannot assure you that Aoxing Pharmaceutical will be able to compete effectively with current or future competitors or that the competitive pressures it faces will not harm it business.

Xin Ao Xing Oleanlic Acid Capsule is the only over the counter product for Hepatitis B treatment, which has received approval from the SFDA, so it is very competitive in the hepatitis market. The main competition to the product is from prescription drug - “Hepatitis Jie Du Capsule” produced by Wulanhaote Zhong Meng Pharmaceuticals and the “Hepatitis Kang Shu Capsule” produced by Mai Di Sen Pharmaceutical Co.

The Compound Paracetamol and Amantadine Hydrochloride Capsule has many competing producers with the market leaders being Hainan Asian Pharmaceuticals, Inc., Jiangxi Ren He Pharmaceuticals Inc.

Danshen granule is a prescription drug, which also has many competitors in this market, or ones that produce a similar or substitute products, such as Danshen tablet, compound Danshen tablet or dribbing-pill of Danshen. The two major competitors are Hai Nan Min Hai Pharmaceutical, Co., Ltd. and Yunnan Yong An Pharmaceutical, Co., Ltd.

Taohuasan is a drug for pediatrics use. Its main competitors are Shandong Bai Cao Pharmaceutical Co., Ltd. and Changchun Renmin Pharmaceuticals, Ltd.

Yun Nan Yu Xi Weihe Pharmaceuticals Co., Ltd. and Shandong Phoenix Pharmaceutical., Ltd are two major competitors to our Tianqi dysmenorrhea capsule.

All our competitors are required to have GMP certificates.

We may not be able to effectively control and manage the growth of Aoxing Pharmaceutical.

If Aoxing Pharmaceutical’s business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. An expansion would increase demands on existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect its operations and cause delay in production and delivery of its pharmaceutical prescription, over the counter and medical nutrient products as well as administrative inefficiencies.

We may require additional financing in the future and a failure to obtain such required financing will inhibit Aoxing Pharmaceutical’s ability to grow.

The continued growth of Aoxing Pharmaceutical’s business may require additional funding from time to time, which we expect to raise in private placements of our equity or debt securities with accredited investors or by offering our securities for sale pursuant to an effective registration statement on a market where our common stock is traded. The proceeds of these funding will be forwarded to Aoxing Pharmaceutical and accounted for as a loan to Aoxing Pharmaceutical and eliminated during consolidation. The proceeds would be used for general corporate purposes of Aoxing Pharmaceutical, which could include acquisitions, investments, repayment of debt and capital expenditures among other things. We may also use the proceeds to repurchase our capital stock or for our corporate overhead expenses. If we borrow funds we expect to be the primary obligor on any debt. Obtaining additional funding would be subject to a number of factors including market conditions, operating performance and investor sentiment, many of which are outside of our control. These factors could make the timing, amount, terms and conditions of additional funding unattractive or unavailable to us. Our management believes that we currently have sufficient funds from working capital to meet our current operating costs over the next 12 months.

The terms of any future financing may adversely affect your interest as stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in us. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of Aoxing Pharmaceutical's business more difficult because the lender's consent could be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in us.

We, through our subsidiaries Shaanxi Biostar or Aoxing Pharmaceutical, may engage in future acquisitions that could dilute the ownership interests of our stockholders, cause us to incur debt and assume contingent liabilities.

We, through our subsidiaries Shaanxi Biostar or Aoxing Pharmaceutical, may review acquisition and strategic investment prospects that we believe would complement the current product offerings of Aoxing Pharmaceutical, augment its market coverage or enhance its technical capabilities, or otherwise offer growth opportunities. From time to time Aoxing Pharmaceutical reviews investments in new businesses and we, through our subsidiary, Shaanxi Biostar or Aoxing Pharmaceutical, expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor while the proceeds will be forwarded to Aoxing Pharmaceutical and accounted for as a loan to Aoxing Pharmaceutical and eliminated during consolidation. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;
•	incur substantial debt;
•	assume contingent liabilities; or
•	expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if through our subsidiary, Shaanxi Biostar or Aoxing Pharmaceutical, we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products;
•	unanticipated costs associated with the acquisition or investment transaction;
•	the diversion of management’s attention from other business concerns;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which Aoxing Pharmaceutical has no or limited prior experience;
•	the potential loss of key employees of acquired organizations; and
•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

We cannot ensure that we through our subsidiary Shaanxi Biostar or Aoxing Pharmaceutical will be able to successfully integrate any businesses, products, technology, or personnel that we might acquire in the future through our subsidiary Shaanxi Biostar or Aoxing Pharmaceutical and our failure to do so could have a material adverse effect on our and/or Aoxing Pharmaceutical's business, operating results and financial condition.

We are responsible for the indemnification of our officers and directors.

Our certificate of incorporation provides for the indemnification and/or exculpation of our directors, officers, employees, agents and other entities which deal with it to the maximum extent provided, and under the terms provided, by the laws and decisions of the courts of the state of Maryland. Since we do not hold any indemnification insurance, these indemnification provisions could result in substantial expenditures, which we may be unable to recoup, which could adversely affect our business and financial conditions. Ronghua Wang, our Chairman of Board, President and Chief Executive Officer, Elaine Lanfeng Zhao, our Chief Financial Officer, Shuang Gong, our Secretary, Amei Zhang, our Chief Operating Officer and Michael Segal, Qinghua Liu, Haipeng Wu, and Xifeng Nie, our directors, are key personnel with rights to indemnification under our certificate of incorporation.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. We expect to continue to improve our internal accounting control for budgeting, forecasting, managing and allocating our funds and to better account for them as we grow. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for "non-accelerated filers," as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2007 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2009 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We have not yet evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as will be required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2007 and December 31, 2009 respectively. Our lack of familiarity with Section 404 may unduly divert management's time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management's report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities. So far, our external auditors have not reported to our board of directors any significant weakness on our internal control and provided recommendations accordingly.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. Ronghua Wang, our President, Chief Executive Officer and Chairman of the Board, Amei Zhang, our Chief Operating Officer, Shuang Gong, our Secretary, Jianmin Du, General Manager and Chief Engineer of Aoxing Pharmaceutical, perform key functions in the operation of our and Aoxing Pharmaceutical's business. There can be no assurance that Aoxing Pharmaceutical will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. Aoxing Pharmaceutical must attract, recruit and retain a sizeable workforce of technically competent employees. We do not carry key man life insurance for any of our key personnel or personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel and the key personnel.

We are dependent upon the services of Mr. Wang, for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in the PRC. Neither we nor Aoxing Pharmaceutical have an employment agreement with Mr. Wang and do not anticipate entering into an employment agreement in the foreseeable future. Although we have no reason to believe that Mr. Wang will discontinue his services with us or Aoxing Pharmaceutical, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

We  may not be able to hire and retain qualified personnel to support its growth and if it is unable to retain or hire these personnel in the future, its ability to improve its products and implement its business objectives could be adversely affected.

Competition for senior management and senior personnel in the PRC is intense, the pool of qualified candidates in the PRC is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.  We expect to hire additional sales and plant personnel throughout fiscal year 2008 in order to accommodate its growth.  We have employment agreements with Ms. Zhang, Mr. Du and Ms. Gong.

If we fail to increase our brand recognition, we may face difficulty in obtaining new customers and business partners.

We believe that establishing, maintaining and enhancing our brand in a cost-effective manner is critical to achieving widespread acceptance of our current and future products and services and is an important element in our effort to increase our customer base and obtain new business partners. We believe that the importance of brand recognition will increase as competition in our market develops. Some of our potential competitors already have well-established brands in the pharmaceutical promotion and distribution industry. Successful promotion of our brand will depend largely on our ability to maintain a sizeable and active customer base, our marketing efforts and ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we will incur in building our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, in which case our business, operating results and financial condition, would be materially adversely affected.

Our operating results may fluctuate as a result of factors beyond our control.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	the costs of pharmaceutical products and development;
•	the relative speed and success with which we can obtain and maintain customers, merchants and vendors for our products;
•	capital expenditure for equipment;
•	marketing and promotional activities and other costs;
•	changes in our pricing policies, suppliers and competitors;
•	the ability of our suppliers to provide products in a timely manner to their customers;
•	changes in operating expenses;
•	increased competition in the pharmaceutical markets; and
•	other general economic and seasonal factors.

We face risks related to product liability claims.

We presently do not maintain product liability insurance. We face the risk of loss because of adverse publicity associated with product liability lawsuits, whether or not such claims are valid. We may not be able to avoid such claims. Although product liability lawsuits in the PRC are rare, and we have not, to date, experienced significant failure of our products, there is no guarantee that we will not face such liability in the future. This liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects.

We face marketing risks.

Newly developed drugs and technology may not be compatible with market needs. Because markets for drugs differentiate geographically inside the PRC, we must develop and manufacture our products to accurately target specific markets to ensure product sales. If we fail to invest in extensive market research to understand the health needs of consumers in different geographic areas, we may face limited market acceptance of our products, which could have material adverse effect on our sales and earnings.

We face risks relating to difficulty in defending intellectual property rights from infringement.

Our success depends on protection of our current and future technology and products and our ability to defend our intellectual property rights. Aoxing Pharmaceutical has filed for copyright protection for the various names and brands of its products sold in the PRC. It has also filed for patent protection on three of its products. However, it is possible for its competitors to develop similar competitive products even thought it has taken steps to protect its intellectual property. If we fail to protect Aoxing Pharmaceutical’s intellectual property adequately, competitors may manufacture and market products similar to Aoxing Pharmaceutical. We expect to file patent applications seeking to protect newly developed technology and products in various countries, including the PRC. Some patent applications in the PRC are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by many months, we may not be the first to invent, or file patent applications on any of our discoveries. Patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for our products. Patents that are issued may be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

We also rely on trade secrets, non-patented proprietary expertise and continuing technological innovation that we shall seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. These agreements may be breached and there may not be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Moreover, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors. If patents are not issued with respect to products arising from research, we may not be able to maintain the confidentiality of information relating to these products.

We face risks relating to third parties that may claim that we infringe on their proprietary rights and may prevent us from manufacturing and selling certain of our products.

There has been substantial litigation in the pharmaceutical industry with respect to the manufacturing, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to commence or defend against charges relating to the infringement of patent or proprietary rights. Any such litigation could:

•	require us to incur substantial expense, even if covered by insurance or are successful in the litigation;
•	require us to divert significant time and effort of our technical and management personnel;
•	result in the loss of our rights to develop or make certain products; and
•	require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties.

Although patent and intellectual property disputes within the pharmaceutical industry have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. These arrangements may be investigated by regulatory agencies and, if improper, may be invalidated. Furthermore, the required licenses may not be made available to us on acceptable terms. Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products or increase our costs to market these products.

In addition, when seeking regulatory approval for some of our  products,  we may be  required to certify to regulatory authorities, including the SFDA that such products do not infringe upon third party patent rights. Filing a certification against a patent gives the patent holder the right to bring a patent infringement lawsuit against us. Any lawsuit would delay the receipt of regulatory approvals. A claim of infringement and the resulting delay could result in substantial expenses and even prevent us from manufacturing and selling certain of our products.

Our launch of a product prior to a final court decision or the expiration of a patent held by a third party may result in substantial damages to us. If we are found to infringe a patent held by a third party and become subject to such damages, these damages could have a material adverse effect on the results of our operations and financial condition.

We face risks related to research and the ability to develop new drugs.

Our growth and survival depends on our ability to consistently discover, develop and commercialize new products and find new and improve on existing technology and platforms. As such, if we fail to make sufficient investments in research, be attentive to consumer needs or does not focus on the most advanced technology, our current and future products could be surpassed by more effective or advanced products of other companies.

We rely on a small number of important customers for a large portion of our sales.

In fiscal year 2006, Aoxing Pharmaceutical made 14% of its sales to Guangdong Run Tai Medicine Wholesale Co., Ltd. In fiscal year 2007, sales to this customer were 12% of its gross sales and in fiscal year 2008, it was 6%. If one or more of its major customers were to become unable or unwilling to continue purchasing its products on the scale of their recent purchases, our revenue and competitive position could be harmed.

Risk Related To the Pharmaceutical Industry

Our certificates, permits, and licenses related to our pharmaceutical operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

            Aoxing Pharmaceutical is subject to various PRC laws and regulations pertaining to the pharmaceutical industry. Aoxing Pharmaceutical has attained certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC.

In 1998, the SFDA introduced the Good Manufacturing Practice (GMP) Certificate in order to promote quality and safety of pharmaceutical production.  The Good Manufacturing Practices were revised in July and October, 2004.  We and our competitors are required to meet GMP standards in order to continue manufacturing pharmaceutical products and health foods. For each new product, Aoxing Pharmaceutical prepares documentation of pharmacological, toxicity, pharmacokinetics and drug metabolism studies in addition to providing samples of the drug. The documentation and samples are then submitted to provincial food and drug administration. This process typically takes approximately three months. After the documentation and samples have been approved by the provincial food and drug administration, the provincial administration submits the approved documentation and samples to the SFDA. The SFDA examines the documentation and tests the samples and presents the findings to the New Drug Examination Committee for approval. If the application is approved by the SFDA, the SFDA will issue a clinical trial license to the applicant for clinical trials. This clinical trial license approval typically takes one year, followed by approximately two years of trials, depending on the category and class of the new drug. The SFDA then examines the documentation from the trial and, if approved, issues the new drug license to the applicant. This process usually takes eight months. The entire process takes anywhere from three to four years

Aoxing Pharmaceutical initially obtained pharmaceutical products and health food production permits by submitting its manufacturing processes and product tests to the SFDA who verified that its production processes and products met the standards by onsite inspections, review of test results and a determination that the market was not saturated by its products. The production permits are permanent once issued as long as they are renewed by the expiration date.

The GMP certificate is valid for a term of five years, the pharmaceutical products production permits are subject to renewal every five years, and the health food production permits are valid for three year terms, and each must be renewed before its expiration, if applicable. Aoxing Pharmaceutical originally obtained its GMP certificate in January 2006, and it is valid until January 23, 2011. The GMP certificate applies to products described as medicinal tablets, granules, capsules, soft capsules, powder, and ointment. If the GMP certificate expires without renewal, Aoxing Pharmaceutical will not be able to continue medicine production, which will cause its operations to be terminated. Aoxing Pharmaceutical intends to apply for a renewed GMP certificate before its current certificate expires.

Aoxing Pharmaceutical holds five production permits for its five OTC and prescription drugs. The following table set forth the five pharmaceutical products and the expiration dates of their production permits.

Pharmaceutical Products	Expires on

Xin Ao Xing Oleanlic Acid Capsule	January 28, 2013

Ganwang (Compound Paracetamol Capsule)	October 15, 2012

Danshen granule	October 15, 2012

Taohuasan (Pediatric Medicine)	September 12, 2012

Tianqi Dysmenorrhea Capsule	September 12, 2012

Aoxing Pharmaceutical holds numerous health food production permits, which expire as follows:

Health Food	Expires on

Ao Xing No.1	August 24, 2010

Yanshuang	August 4, 2010

New Chakederi	October 16, 2010

Tiantianle	June 28, 2010

AoXing Gan Bao	June 28, 2010

Fengningdan	April 8, 2011

Hengen	May 28, 2010

Baitongning	July 14, 2010

Sukang Capsule	July 28, 2010

Aoxing Ointment	September 14, 2010

We intend to apply for renewal of these health food production permits prior to expiration. During the renewal process, Aoxing Pharmaceutical will be re-evaluated by the appropriate governmental authorities and must comply with the then prevailing standards and regulations which may change from time to time. In the event that it is not able to renew the certificates, permits and licenses, all or part of its operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of its operations, it may adversely affect its operation and our profitability.

According to Drug Administration Law of the PRC and its implementing rules, the SFDA approvals, including Pharmaceutical Manufacturing Permit and Drug Approval Numbers, may be suspended or revoked prior to the expiration date under circumstances that include:

•	producing counterfeit medicine;
•	producing inferior quality products;
•	failing to meet the drug GMP standards;
•	purchasing medical ingredients used in the production of products sources that do not have Pharmaceutical Manufacturing Permit or Pharmaceutical Trade Permit;
•	fraudulent reporting of results or product samples in application process;
•	failing to meet drug labeling and direction standards;
•	bribing doctors or hospital personnel to entice them to use products,
•	producing pharmaceuticals for use or resale by companies that are not approved by the SFDA, or
•	the approved drug has a serious side effect.

If our pharmaceutical products fail to receive regulatory approval or are severely limited in these products' scope of use, we may be unable to recoup considerable research and development expenditures.

Our research and development of pharmaceutical products is subject to the regulatory approval of the SFDA in the PRC. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures. Currently, three of our products, Niao Sai Tong, Gan Fu Kang and Azithromycin Dispersible Tablets, have pending applications with the SFDA. Phase II clinical testing is currently occurring for six other products (Shenrong Capsules, Zhixuening Pian, Xiao'aiping Dispersible Tablets, Zhenbao Wan Capsules, Hua Zhi Pian, and KunLing Wan Capsules), which is scheduled to be complete by the end of 2008. After phase II clinical test, those products will need to go through a phase III clinical test before they can be submitted for SFDA approval.  We expect the phase III clinical test for all six products will be completed in 2009. If we do not receive timely approval for any of these drugs, then production will be delayed and sales of the products cannot be planned for.

Price control regulations may decrease our profitability.

The laws of the PRC provide for the government to fix and adjust prices. The prices of certain medicines we distribute, including those listed in the Chinese government's catalogue of medications that are reimbursable under the PRC’s social insurance program, or the Insurance Catalogue, are subject to control by the relevant state or provincial price administration authorities. The PRC establishes price levels for products based on market conditions, average industry cost, supply and demand and social responsibility. In practice, price control with respect to these medicines sets a ceiling on their retail price. The actual price of such medicines set by manufacturers, wholesalers and retailers cannot historically exceed the price ceiling imposed by applicable government price control regulations. Although, as a general matter, government price control regulations have resulted in drug prices tending to decline over time, there has been no predictable pattern for such decreases.

For the year ended December 31, 2007 and December 31, 2008, our Danshen granule is the only product subject to price controls which did not affect its gross profit, gross margin and net income in a material respect. It is possible that additional products may be subject to price control, or that price controls may be increased in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

If the medicines we produce are replaced by other medicines or are removed from the PRC's insurance catalogue in the future, our revenue may suffer.

Under Chinese regulations, patients purchasing medicine listed by the PRC's state and/or provincial governments in the Insurance Catalogue may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicine listed in the Insurance Catalogue. Currently, our main prescription products are listed in the Insurance Catalogue. The content of the Insurance Catalogue is subject to change by the PRC Ministry of Labor and Social Security, and new medicine may be added to the Insurance Catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the Insurance Catalogue. If the medicine we produce are replaced by other medicines or removed from the Insurance Catalogue in the future, our revenue may suffer.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results.

The results of our operations may be significantly affected by the public's perception of our product and similar companies. This perception is dependent upon opinions concerning:

•	the safety and quality of our products and ingredients;
•	the safety and quality of similar products and ingredients distributed by other companies; and
•	our sales force.

Adverse publicity concerning any actual or purported failure to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse affect on our goodwill and could negatively affect our sales and ability to generate revenue.

In addition, our consumers' perception of the safety and quality of products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers' use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could negatively impact our reputation or the market demand for our products.

If we fail to develop new products with high profit margins, and our high profit margin products are substituted by competitor's products, our gross and net profit margins will be adversely affected.

There is no assurance that we will be able to sustain our profit margins in the future. The pharmaceutical industry is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. In addition, the medical industry in the PRC is highly competitive and new products are constantly being introduced to the market. In order to increase our sales and expand our market share, we may be forced to reduce prices in the future, leading to a decrease in gross profit margin. The research and development of new products and technology is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipated timeframe, if ever at all. There is no assurance that our competitors' new products, technology, and processes will not render our existing products obsolete or non-competitive. To the extent that we fail to develop new products with high profit margins and our high profit margin products are substituted by competitors' products, our gross profit margins will be adversely affected.

The commercial success of our products depends upon the degree of market acceptance among the medical community and failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

The commercial success of our products depends upon the degree of market acceptance among the medical community, such as hospitals and physicians. Even if our products are approved by the SFDA, there is no assurance that physicians will prescribe or recommend our products to patients. Furthermore, a product's prevalence and use at hospitals may be contingent upon its relationship with the medical community. Currently, Danshen Granule and Taohausan are only available by medical prescription. The acceptance of our products among the medical community may depend upon several factors, including but not limited to, the product's acceptance by physicians and patients as a safe and effective treatment, cost effectiveness, potential advantages over alternative treatments, and the prevalence and severity of side effects. Failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

We enjoy certain preferential tax concessions and loss of these preferential tax concessions will cause its tax liabilities to increase and its profitability to decline.

Aoxing Pharmaceutical enjoys preferential tax concessions in the PRC as a high-tech enterprise because of the research and development methodologies it employs to develop new products. Pursuant to the State Council's Regulations on Encouraging Investment in and Development, Aoxing Pharmaceutical was granted a reduction in its income tax rate under which it paid no income taxes from January 1, 2005 to December 31, 2006 and had had an income tax rate of 16.5% since January 1, 2007 which is a 50% reduction on the current effective income tax rate. This favorable 50% tax exemption treatment will expire on December 31, 2009. There is no assurance that the preferential tax treatment in the PRC will remain unchanged and effective. Its tax liabilities will increase and its profits may accordingly decline if its reduced income tax rate is no longer applicable and/or the tax relief on investment in PRC is no longer available. Additionally, the PRC Enterprise Income Tax Law (the "EIT Law") was enacted on March 16, 2007. Under the EIT Law, effective January 1, 2008, the PRC will adopt a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancel several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced rates will apply but gradually be phased out. Since the PRC government has not announced implementation measures for the transitional policy with regards to such preferential tax rates, we cannot reasonably estimate the financial impact of the new tax law to Aoxing Pharmaceutical at this time. Further, any future increase in the enterprise income tax rate applicable to it or other adverse tax treatments, such as the discontinuation of preferential tax treatments for high and new technology enterprises, would have a material adverse effect on its results of operations and financial condition.

Risks Related To Doing Business In The PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the PRC’s  Communist Party. The Chinese government exerts substantial influence and control over the manner in which we and it must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, particularly the pharmaceutical industry, through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

The PRC's economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case.

A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on its businesses. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;
•	revoking Aoxing Pharmaceutical’s business and other licenses;
•	requiring that we restructure our ownership or operations; and
•	requiring that we discontinue any portion or all of our business.

Among the material laws that we are subject to are the Medicine Management Law, governing the management of pharmaceutical companies, medicine production procedure, packaging, prices, Advertisement Law of the People’s Republic of China and Rules of Medicine Advertisements Management from State Admission for Industry and Commerce, Regulations on Control of Advertisements from State Council, governing rules on advertising, Standardization of the Management on the Quality of Medicine Production issued by SFDA, providing standards for staff, plants, equipment, materials, environment, production management, products laws, and the Price Law of The People’s Republic of China, Measurement Law of The People’s Republic of China, Tax Law, Environmental Protection Law, Contract Law, Patent Law, Accounting Laws and Labor Law.

A slowdown, inflation or other adverse developments in the PRC economy may harm our customers and the demand for our services and products.

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may harm our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in the PRC which could, in turn, materially increase its costs and also reduce demand for its products.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenue in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also in the future restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may harm your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the currency website xe.com, as of February 27, 2009, $1 = 6.84050 Renminbi. As we rely entirely on revenue earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Aoxing Pharmaceutical’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,814,425 as opposed to RMB 6,840,500 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Aoxing Pharmaceutical has RMB 1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $124,259 as opposed to $146,188 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 14.5% appreciation of the Renminbi against the U.S. dollar as of June 2, 2008. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

PRC state administration of foreign exchange ("SAFE") regulations regarding offshore financing activities by PRC residents which may increase the administrative burden we face. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

SAFE, issued a public notice ("SAFE #75") effective from November 1, 2005, which requires registration with SAFE by the PRC resident shareholders of any foreign holding company of a PRC entity. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of the PRC, referred to as an "offshore special purpose company," for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in the PRC. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

It is unclear whether our other PRC resident shareholders must make disclosure to SAFE. While our PRC counsel has advised us that only PRC resident shareholders who receive ownership of the foreign holding company in exchange for ownership in the PRC operating company are subject to SAFE #75, there can be no assurance that SAFE will not require our other PRC resident shareholders to register and make the applicable disclosure. In addition, SAFE #75 requires that any monies remitted to PRC residents outside of the PRC be returned within 180 days; however, there is no indication of what the penalty will be for failure to comply or if shareholder non-compliance will be considered to be a violation of SAFE #75 by us or otherwise affect us.

In the event that the proper procedures are not followed under SAFE #75, Shaanxi Biostar could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC resident shareholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

The PRC's legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of the PRC to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC's political, economic or social life, will not affect the PRC government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the PRC legal system on our business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC's accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem (such as bird flu) in the PRC, where all of our revenue is derived, could significantly harm our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could significantly harm our operations.

Because our principal assets are located outside of the United States and most of our directors and all of our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers or to enforce U.S. Court Judgments against us or them in the PRC

Most of our directors and all of our officers reside outside of the United States. In addition, our operating company is located in the PRC and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Risks Related to our Common Stock

Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

As of March 24, 2009, there were 23,240,899 shares of our common stock issued and outstanding. Our officers and directors own approximately 41.02% of our common stock. Mr. Ronghua Wang, our Chairman, owns approximately 40.48% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Wang's interests may differ from those of other stockholders. Furthermore, ownership of 41.02% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock when and if our common stock becomes eligible to trade on the OTCBB.

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

There is currently no trading market for our common stock.

Our common stock is not quoted on any exchange or inter-dealer quotation system. There is no trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any quotation system (including, without limitation, the NASDAQ Stock Market and the FINRA over-the-counter Bulletin Board). You may not be able to sell your shares due to the absence of a trading market.

Our common stock may be also subject to the "penny stock" rules to the extent that its price is below $5.00, which rules require delivery of a schedule explaining the penny stock market and the associated risks before any sale. These requirements may further limit your ability to sell your shares.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

If a market for our common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Investors may have difficulty liquidating their investment because our common stock is subject to the penny Stock" rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale.

Our common stock may be subject to regulations prescribed by the SEC relating to "penny stocks." The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Legal remedies, which may be available to the investor, are as follows:

•	If penny stocks are sold in violation of the investor's rights listed above, or other federal or state securities laws, the investor may be able to cancel his purchase and get his money back;
•	If the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages;
•	If the investor has signed an arbitration agreement, however, s/he may have to pursue a claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock and stockholders may have difficulty selling their securities.

A large number of shares will be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of our common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

We are authorized to issue "blank check" preferred stock, which, if issued without stockholders approval, may adversely affect the rights of holders of our common stock.

We are authorized to issue 10,000,000 shares of preferred stock, of which 5,000,000 shares have been designated as Series A Preferred Stock. As of March 24, 2009 there were no shares of Series A Preferred Stock issued and outstanding. The Board of Directors is authorized under our Articles of Amendment to provide for the issuance of additional shares of preferred stock by resolution, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of our preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                  Properties

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. The following are the details regarding Aoxing Pharmaceutical’s land use rights with regard to the land that it uses in its business.

Aoxing Pharmaceutical has rights to 84,778 square meters of land in Chen Yang Zhai and its land use area is 52,264 square meters. Aoxing Pharmaceutical gained the “land use right” by the agreement signed with the local government on May 2005. Total value of the contract was 48,540,920 RMB (6,300,400 USD), including land confiscated fee, settlement compensation, ground structure compensation, city construction fitting fee, land reclamation fee, agriculture land fund, water construction fund, agricultural tax, land use fee, land leasing fee, etc. No additional payment will be needed to retain this right. The number of years of its land tenure is 50 years, and its land use certificate was issued in 2006.

The land is located at Shiji Avenue, Xianyang City, Shaanxi province, PRC 712000. It is on land designated for industrial use and belongs to local industrial development zone. There are presently two medicine manufacturing plants, one office building and other supporting facilities on the land, all of which have been built by Aoxing Pharmaceutical. This area comprises manufacturing space of 6,100 square meters, a 5,300 square meter research and development facility and a 300 square meters inspection center.

Item 3.                 Legal Proceedings

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.                 Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been trading over-the-counter on the OTC Bulletin Board since December 2008 under the designation BSPM.OB and the market for the stock has been relatively inactive. Because we had only recently begun trading on the OTC Bulletin Board, we do not have any meaningful historical quotations for our stock.

As of the date of this Annual Report, there are warrants to purchase our common stock that are exercisable into a total of 1,088,588 shares of our common stock.

Holders

As of March 24, 2009, there were 23,240,899 shares of our common stock issued and outstanding, and there were approximately 98 holders of record of our common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during either of our last two fiscal years. The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenue and earnings, capital requirements, financial conditions. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

Securities authorized for issuance under equity compensation plans

As of the date of this report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Penny Stock Regulations

Our shares of common stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or the issuer's average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Recent Sales of Unregistered Securities

The following sets forth recent sales by the Company of unregistered securities during the fiscal year ended December 31, 2008:

On October 20, 2008, 72,500 shares of Series A Convertible Preferred Stock issued and outstanding on that date were converted into 1,088,588 shares of common shares.

The following sets forth recent sales by the Company of unregistered securities during the fiscal year ending December 31, 2007:

On May 29, 2007 and June 4, 2007, we raised $725,000 in two private placements of our Series A Convertible Preferred Stock at a purchase price of $10.00 per share, which we issued together with an aggregate of 1,088,588 warrants to purchase our common stock at a purchase price of $1.00 per share. The Series A Convertible Preferred Stock is convertible into 1,088,588 shares of our common stock, or 4.47% of our issued and outstanding stock on a fully diluted basis. The warrants are convertible into 1,088,588 shares of our common stock, or 4.47% of our issued and outstanding common stock on a fully diluted basis.

The private placements were exempt from registration under the Securities Act under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder because the securities were offered only to two purchasers, both of which were accredited investors, no general advertisement of the sale of securities was made, and all other requirements of the exemption were satisfied. For more information about the private placements and the instruments through which they were executed, including the Preferred Stock and Warrant Purchase Agreement see the “Selling Stockholders” section of the prospectus included in this registration statement.

Item 6.                 Selected Financial Data

The following table presents selected financial data for Biostar Pharmaceuticals, Inc. on a consolidated basis for the fiscal years ended December 31, 2008 and 2007.

We derived the selected financial data set forth below from our audited consolidated statements of operations for the fiscal years ended December 31, 2008 and 2007 and the audited consolidated balance sheets as at December 31, 2008 and 2007, each of which is included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

	As of and for the Year Ended December 31,
	2008	2007
Sales	$33,910,922	$15,887,486
Income from operations	$7,761,642	$4,845,763
Net income	$6,690,542	$3,963,524
Total assets	$28,997,639	$20,246,679
Total liabilities	$5,724,534	$3,955,291

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Biostar Pharmaceuticals, Inc. was incorporated on March 27, 2007, under the laws of the State of Maryland. Our business operations in the PRC are conducted primarily through wholly-owned subsidiary, Shaanxi Biostar Biotech Ltd., and our VIE, Shaanxi Aoxing Pharmaceutical Co., Ltd (“Aoxing Pharmaceutical”).

Aoxing Pharmaceutical currently has five state approved drugs on the market as listed below, with additional nine drugs in development, and derives all of its revenues in the PRC.

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

The best-selling product of Aoxing Pharmaceutical, Xin Aoxing Oleanolic Acid Capsule, is the only non-prescription drug in the PRC that treats hepatitis and the only oral intake hepatitis treatment product licensed for sale by the PRC government. Xin Aoxing Oleanolic Acid Capsule meets the requirements of the PRC’s “Chronic Hepatitis Prevention Guide” and is listed as a designated quality product for Hepatitis B in the PRC.

Aoxing Pharmaceutical currently has three patents pending approval. Its marketing network covers 21 provinces and it sells products in more than 30 provinces throughout the PRC.

Recent Developments

We started an acquisition of 8.6 acres land located in Xi'an in October 2008 and will complete the acquisition in early 2009.  We are planning for the construction of a pharmaceutical raw material processing plant on the land acquired which is expected to be operational by the end of 2009. We anticipate to use approximately 25% of the harvested and processed herbal raw materials for our internal production and to sell the remaining inventory to regional wholesalers.

Aoxing Pharmaceutical is planning to launch the “Mercury” project in early 2009.  The “Mercury” project targets counties within 31 provinces in the PRC to promote Aoxing Pharmaceutical’s “Gan Wang” Compound Paracetamol & Amantadine Hydrochloride Capsule with the goal of making it one of the most important brand OTC drugs for flu treatment. Aoxing Pharmaceutical anticipates the project will generate total sales of approximately $13 million in the first year. The estimated costs to undertake the project are advertising expenses of approximately 25% of sales and salary expenses of approximately 9% of sales.

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

Aoxing Pharmaceutical’s goal is to have its various pharmaceutical and medical supplement products, such as the medicines for hepatitis, gynecopathy and various male diseases, and other conditions, distributed to 31 provinces in the PRC and to expand the sales network to approximately 300 cities, and ultimately become the pharmaceutical industry leader in northwestern PRC.

Liquidity And Capital Resources

As of December 31, 2008, we had cash and cash equivalents of approximately $758,316. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. We plan to review acquisition opportunities as a strategy for further growth. We expect to be the primary financing vehicle for Aoxing Pharmaceutical and will forward them the equity financing proceeds we receive.  The additional funds would be provided to Aoxing Pharmaceutical through Shaanxi Biostar; would be accounted for as loan to Aoxing Pharmaceutical and would be eliminated during consolidation. The loan would not be interest bearing and would not be evidenced by a written note. The foregoing treatment is consistent with the prior financing of Series A Convertible Preferred Stock.

Net cash used in operating activities for the year ended December 31, 2008 was $779,428. This was primarily due to the net income of $6,690,542, adjusted by non-cash related expenses including depreciation and amortization of $645,846, offset by a net decrease in working capital items of $8,115,816. The net decrease in working capital items was mainly due to an increase in accounts receivable, which resulted from the significant increase in revenue during the year ended December 31, 2008, the longer credit term provided to customers as part of the sales promotion (for customers with two years or more business relationship, the payment term may be extended to six months as opposed to the general payment term of three months), an increase in prepaid expenses and other receivables due to the $2.9 million deposit for land acquisition, and an increase in inventories to prepare for our ongoing sales promotion. The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses, VAT tax payable, and income tax payable.

Net cash provided by operating activities for the year ended December 31, 2007 was $1,310,489. This was primarily due to the net income of $3,963,524, adjusted by non-cash related expenses including depreciation and amortization of $589,872, and allowance for doubtful accounts of $109,234, offset by a net decrease in working capital items of $3,352,141. The net decrease in working capital items was mainly due to an increase in accounts receivables, which resulted from the significant increase in revenue during the year ended December 31, 2007, and the longer credit term provided to customers as part of the sales promotion (the general customer payment term was extended to three months in year 2007 as opposed to an one month term or the requirement to “pay off before next order if multiple orders occur within one month” in year 2006), an increase in inventories to prepare for the ongoing sales promotion, and payment for VAT tax. The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses, and income tax payable.

Net cash used in investing activities for the year ended December 31, 2008, was $328,301. This was primarily due to capital expenditures on equipment and vehicles of $51,770 and expenditures for land acquisition of $276,531.

Net cash used in investing activities for the year ended December 31, 2007, was $86,339. This was primarily due to capital expenditures on plant and equipment of $86,339.

Net cash used in financing activities for the year ended December 31, 2008, was $545,801, representing the repayment of the short-term bank loan.

Net cash provided by financing activities for the year ended December 31, 2007, was $961,307, representing the proceeds from issuance of preferred stock and net borrowings from short-term bank loans. Aoxing Pharmaceutical has a RMB 3,800,000 (approximately $519,544) short-term bank loan, which expired on February 13, 2008 and has been extended for 6 months to expire on Aug. 12, 2008, and also a RMB 1,200,000 (approximately $153,698) short-term bank loan, which expired on October 31, 2007 and has been repaid in full. Interest is payable monthly at 0.816% per month for both loans. Both loans are secured by Aoxing Pharmaceutical’s real property.

Results Of Operations

         Net Sales

	Year Ended December 31,				% of
	2008		2007		change
Xin Aoxing Oleanolic Acid Capsule	$18,636,885	56%	$10,299,338	65%	81%
Taohuasan Pediatrics Medicine	4,315,558	13%	1,883,121	12%	129%
Gan Wang Compound Paracetamol Capsule	3,671,955	11%	1,251,032	8%	194%
Tianqi Dysmenorrhea Capsule	3,815,790	11%	1,340,675	8%	185%
Danshen Granule	3,364,667	10%	1,113,320	7%	202%
Healthcare supplement products	106,067	-	-	-	n/a
Total net sales	$33,910,922	101%	$15,887,486	100%	113%

During the year ended December 31, 2008, total net sales increased by approximately $18.0 million or 113%, compared to the same period of 2007. This was mainly due to the sales increase for all of Aoxing Pharmaceutical’s five state approved drugs. The increase in the sales of Xin Aoxing Oleanolic Acid Capsule was the result of the continued push of the “Hundred City” project which markets directly to consumers through retail pharmacies at higher retail price. The increase in sales of other products was mainly due to the continued implementation of our “Blue Sea” project, which markets products directly to consumers in the PRC’s rural area through retail pharmacies at higher retail prices. Domestic PRC customers still accounted for 100% of total sales.

Cost Of Sales

	Year Ended December 31,				% of
	2008		2007		change
Xin Aoxing Oleanolic Acid Capsule	$5,298,354	38%	$2,822,910	54%	88%
Taohuasan Pediatrics Medicine	1,468,654	10%	585,693	11%	151%
Gan Wang Compound Paracetamol Capsule	2,138,676	15%	391,836	8%	446%
Tianqi Dysmenorrhea Capsule	1,504,485	11%	949,552	18%	58%
Danshen Granule	3,505,778	25%	474,565	9%	639%
Healthcare supplement products	143,396	1%	-	-	n/a
Total cost of sales	$14,059,343	100%	$5,224,556	100%	169%

Cost of sales increased about $8.8 million or 169% in the year ended December 31, 2008, compared to the same period of 2007. This was primarily a result of the increase in product net sales. As sales increased for all Aoxing Pharmaceutical’s five state approved drugs, so did the cost of sales for those five drugs. The increase in raw material costs of the five drugs in year 2008 compared to the same period of 2007 also contributed to the increase in cost of sales.  The period-over-period percentage increase of cost of sales in fiscal year 2008 compared to the same period of 2007 was higher than the percentage increase of net sales because in fiscal year 2008, the average unit cost increased more than the average unit sales price. The increase in average unit cost was mainly caused by the increase in raw material costs of the five drugs, and the increase in average unit sales price was achieved by selling more products at higher retail prices through retail pharmacies.

Gross Profit

	Year Ended December 31,
	2008		2007
		gross profit		gross profit	% of
		margin		margin	change
Xin Aoxing Oleanolic Acid Capsule	$13,338,531	72%	$7,476,428	73%	78%
Taohuasan Pediatrics Medicine	2,846,904	66%	1,297,428	69%	119%
Gan Wang Compound Paracetamol Capsule	1,533,279	42%	859,196	69%	78%
Tianqi Dysmenorrhea Capsule	2,311,305	61%	391,123	29%	491%
Danshen Granule	(141,111)	-4%	638,755	57%	-122%
Healthcare supplement products	(37,329)	-35%	-	-	n/a
Total	$19,851,579	59%	$10,662,930	67%	86%

Gross profit increased $9.2 million or 86% in the year ended December 31, 2008 compared to the same period of 2007. The increase in gross profit in fiscal year 2008 was due primarily to the increase in net sales achieved through the planned marketing expansion to retail market.

The overall gross profit margin decreased 8% in the year ended December 31, 2008 compared to the same period of 2007.  The decrease was primarily due to the increase in raw material costs without a proportionate increase in selling prices. In the PRC, raw material costs have been increasing in fiscal year 2008, however in order for us to maintain market share, we were not able to raise our products’ prices at a rate proportionate to the increase in raw material costs.

Selling, General And Administrative Expenses

	Year Ended December 31,
	2008		2007
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and administrative expenses	$12,089,937	36%	$5,817,167	37%	108%

The year-over-year increase in dollar amount for the year ended December 31, 2008 was mainly due to the increase in promotional and advertising expenditures of $3.0 million, an increase in sales commissions and sales personnel expenses of $3.0 million, and an increase in travel expenses of $0.2 million, all resulting from our direct marketing campaign, and also due to an increase in sales related tax levies of $0.3 million that resulted from our increased revenue. The increase in selling, general and administrative expenses was partially offset by the decreases in fiscal year 2008 in professional fees of $0.3 million, research expenses of $0.1 million, and provision for doubtful accounts of $0.1 million. Selling, general and administrative expenses as a percentage of total net sales decreased in fiscal year 2008 compared with fiscal year 2007, primarily as a result of the fixed nature of a majority of general and administrative expenses, which fluctuate to a much lesser extent in relation to revenue.

Interest Expenses

We incurred interest expenses of $40,615 for year ended December 31, 2008, compared to $60,292 for year ended December 31, 2007. The year-over-year decrease was mainly due to less interest paid on the short-term bank loan which was paid off at September 30, 2008.

Provision For Income Taxes

	Year Ended December 31,
	2008	2007
Provision for income taxes	$1,033,402	$821,436
Effective tax rate	13%	17%

Our effective tax rate decreased by 4% from the year ended December 31, 2007 to the year ended December 31, 2008, primarily as a result of reduction in the PRC statutory tax rate effective on January 1, 2008. Based on our current operating structure and the preferential tax treatments available to us in the PRC, our PRC operation, Aoxing Pharmaceutical, qualifies as a high-tech enterprise entitled to a 50% income tax reduction from January 1, 2007 to December 31, 2009. Therefore, the effective tax rate for Aoxing Pharmaceutical was 13% for the year ended December 31, 2008 and 17% for the year ended December 31, 2007. If the tax benefits currently available to us in the PRC become unavailable, the effective income tax rate for Aoxing Pharmaceutical could increase to 25%. We expect our effective tax rate to increase in the future, as we experience further expiration of tax incentives.

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

The following table sets out the aging of our accounts receivable for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of December 31, 2008	$11,835,630	$3,627,709	$4,102,305	$2,807,852	$887,760	$$408,638	$1,366
As of December 31, 2007	$4,249,448	$1,975,938	$1,378,157	$781,628	$113,725	$-	$-

The following table presents the days sales outstanding calculated based on sales and accounts receivables in RMB term for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
Days sales outstanding	124	92

The number of days that sales were outstanding increased to 124 days for the year ended December 31, 2008 from 92 days for the same period last year.  This increase was due to the longer term of credit provided to customers as part of a sales promotion. For customers with two years or more of a business relationship with Aoxing Pharmaceutical, the payment term could be extended to six months as opposed to the general payment term of three months.

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

Step 3: If the collection agent’s efforts are failed, then Aoxing Pharmaceutical will commence legal action to collect the accounts receivable.

Our policies for writing off the accounts receivable are as follows.

1.	If after taking legal action, it appears that the accounts receivable are not likely to become collectible, the accounts receivable will be written off if more than two years old.

2.	If during the collection period, the customer provides bankruptcy or other insolvency documentation, the accounts receivable will be written off.

3.	If we are no longer able to locate a particular customer in order for us to take any collection or legal actions, the accounts receivable will be written off if more than two years old.

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

We did not issue any stock options to employees during the year ended December 31, 2008, therefore pro forma disclosures are not required.

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

Foreign Currency

Our functional currency is the U.S. dollar and our subsidiary and our VIE in the PRC use their respective local currencies as their functional currencies, i.e. the Chinese Yuan Renminbi (CNY). An entity’s functional currency is the currency of the primary economic environment in which the entity operates. Management must use judgment in determining an entity’s functional currency, assessing economic factors including cash flow, sales price, sales market, expense, financing and inter-company transactions and arrangements. Impact from exchange rate changes related to transactions denominated in currencies other than the functional currency is recorded as a gain and loss in the statements of operations, while impact from exchange rate changes related to translating a foreign entity’s financial statements from the functional currency to its reporting currency, the U.S. dollar, is disclosed and accumulated in a separate component under the equity section of the balance sheets. Different judgments or assumptions resulting in a change of functional currency may materially impact our financial position and results of operations.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2008:

	Payments due by period
	Total	Within 1 year	1–3 years	3–5 years	5+ years

Advisory services payment obligation	$109,422	$109,422	$-	$-	$-
Total contractual obligations	$109,422	$109,422	$-	$-	$-

Advisory services payment obligation includes the commitment under the Corporate Finance Advisory Services Agreement for our planned going public in the U.S. Based on the Corporate Finance Advisory Services Agreement, we are obligated to pay Friedland Capital Group a total of RMB 750,000 ($109,422 translated at $1=RMB 6.8542) within five working days after our shares are listed in public market.

Inflation

Management believes that inflation has not had a material effect on our results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Regulation S-K Section 303(a)(4).

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.                 Financial Statements and Supplementary Data

Our audited consolidated financial statements for the fiscal years ended December 31, 2008 and 2007, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

BIOSTAR PHARMACEUTICALS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, N.Y.10005
TEL:  (212) 925-9490
FAX: (212) 226-9134
E-MAIL:  MSBCPAS@gmail.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Biostar Pharmaceutical, Inc.

We have audited the accompanying consolidated balance sheets of Biostar Pharmaceuticals, Inc. as of December, 31 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008. Biostar Pharmaceuticals, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biostar Pharmaceuticals, Inc and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/S/ Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, N.Y.
March 25, 2009

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$758,316	$2,286,419
Accounts receivable	11,700,841	4,123,135
Inventories	315,745	207,895
Prepaid expenses and other receivables	2,926,505	18,225
Total Current Assets	15,701,407	6,635,674

Property and equipment, net	5,930,467	6,206,994

Intangible assets, net	7,365,765	7,404,011

Total Assets	$28,997,639	$20,246,679

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,191,976	$537,780
Customer advances	2,592,250	2,412,846
Short-term bank loan	-	519,544
Value-added tax payable	527,103	298,032
Income tax payable	413,205	187,089
Total Current Liabilities	5,724,534	3,955,291

Commitment

Stockholders' Equity
Series A, convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
0 and 72,500 shares issued and outstanding at December 31, 2008 and 2007	-	725,000
Undesignated preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
23,240,899 shares issued and outstanding at December 31, 2008 and 2007	23,241	22,152
Additional paid-in capital	10,430,168	8,244,017
Statutory reserves	1,585,383	902,113
Retained earnings	10,996,655	6,451,623
Accumulated other comprehensive income (loss)	237,658	(53,517)
Total Stockholders' Equity	23,273,105	16,291,388

Total Liabilities and Stockholders' Equity	$28,997,639	$20,246,679

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2008	2007

Sales, net	$33,910,922	$15,887,486

Cost of sales	14,059,343	5,224,556

Gross profit	19,851,579	10,662,930

Selling, general and administrative expenses	12,089,937	5,817,167

Income from operations	7,761,642	4,845,763

Other Income (Expense)
Interest income	2,911	3,492
Interest expense	(40,615)	(60,292)
Other	6	(33)
Foreign exchange loss	-	(3,970)
Total other Income (Expense)	(37,698)	(60,803)

Income before income taxes	7,723,944	4,784,960

Provision for income taxes	1,033,402	821,436

Net income	$6,690,542	$3,963,524

Deemed dividend from beneficial conversion feature of Series A preferred stock	(1,462,240)	-

Net income applicable to common shareholders	$5,228,302	$3,963,524

Net income per common share
Basic	$0.23	$0.20
Diluted	$0.22	$0.19

Weighted average common shares outstanding
Basic	22,369,434	20,220,037
Diluted	23,257,470	20,858,278

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

								Accumulated
					Additional			Other	Total
	Capital Stock		Preferred Stock		Paid-in	Statutory	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income (Loss)	Equity

BALANCE, JANUARY 1, 2007	19,832,311	$19,832	-	$-	$8,246,337	$510,348	$2,879,864	$(94,161)	$11,562,220

Issuance of preferred stock	-	-	72,500	725,000	-	-	-	-	725,000

Issuance of common stock in reverse acquisition	2,320,000	2,320	-	-	(2,320)	-	-	-	-

Transfer to statutory reserve	-	-	-	-	-	391,765	(391,765)	-	-

Net income	-	-	-	-	-	-	3,963,524	-	3,963,524

Foreign currency translation adjustment	-	-	-	-	-	-	-	40,644	40,644

BALANCE, DECEMBER 31, 2007	22,152,311	22,152	72,500	725,000	8,244,017	902,113	6,451,623	(53,517)	16,291,388

Conversion of Series A preferred stock	1,088,588	1,089	(72,500)	(725,000)	723,911	-	-	-	-

Deemed dividend on preferred stock	-	-	-	-	1,462,240	-	(1,462,240)	-	-

Transfer to statutory reserve	-	-	-	-	-	683,270	(683,270)	-	-

Net income	-	-	-	-	-	-	6,690,542	-	6,690,542

Foreign currency translation adjustment	-	-	-	-	-	-	-	291,175	291,175

BALANCE, DECEMBER 31, 2008	23,240,899	$23,241	-	$-	$10,430,168	$1,585,383	$10,996,655	$237,658	$23,273,105

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,690,542	$3,963,524
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	645,846	589,872
Provision for doubtful accounts	-	109,234
Changes in operating assets and liabilities:
Accounts receivable	(7,187,746)	(3,677,867)
Inventories	(92,443)	(46,322)
Prepaid expenses and other receivables	(2,861,941)	(2,997)
Accounts payable and accrued expenses	1,593,000	244,219
Customer advances	17,236	(1,278)
VAT tax payable	205,829	(47,540)
Income tax payable	210,249	179,644
Net cash provided by (used in) operating activities	(779,428)	1,310,489

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(51,770)	(86,339)
Acquisitions of land use right	(276,531)	-
Net cash provided by (used in) Investing activities	(328,301)	(86,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from short-term bank loan	-	498,871
Repayment of short-term bank loan	(545,801)	(262,564)
Proceeds from issuance of preferred stock	-	725,000
Net cash provided by (used in) financing activities	(545,801)	961,307

Effect of exchange rate changes on cash and cash equivalents	125,427	89,028

Net Increase (Decrease) in cash and cash equivalents	(1,528,103)	2,274,485

Cash and cash equivalents, beginning balance	2,286,419	11,934

Cash and cash equivalents, ending balance	$758,316	$2,286,419

SUPPLEMENTAL DISCLOSURES:
Interest payments	$40,615	$60,292
Income tax payments	$823,153	$641,792

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$725,000	$-

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement.  During the year ended December 31, 2008, the foreign currency translation adjustments to the Company’s comprehensive income were $291,175.

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $134,789 and $126,314 as at December 31, 2008 and 2007, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to market value, if lower. Inventories consist of the following:

	December 31,	December 31,
	2008	2007

Raw materials	$29,387	$110,946
Work in process	8,597	8,445
Finished goods	277,761	88,504
	$315,745	$207,895

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Real property	50 years
Machinery & equipment	15 years
Leasehold improvements	10 years
Computers & office equipment	5 years

Property, plant & equipment consist of the following:

	December 31,	December 31,
	2008	2007

Real property	$4,393,371	$4,393,372
Machinery & equipment	541,063	508,353
Leasehold improvements	1,946,831	1,946,831
Furniture & fixtures	62,982	62,981
Vehicle	19,437	-
	6,963,684	6,911,537
Less: Accumulated depreciation	(1,033,217)	(704,543)
	$5,930,467	$6,206,994

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The land use rights will expire in 2056 and 2058. The proprietary technologies were contributed by four shareholders of the Company and relate to the production of the Company's five state approved drugs. All of the Company’s intangible assets are subject to amortization with estimated lives of:

Land use right	50 years
Proprietary technologies	10 years

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The components of finite-lived intangible assets are as follows:

	December 31,	December 31,
	2008	2007

Land use right	$6,478,769	$6,202,238
Proprietary technologies	1,511,544	1,511,544
	7,990,313	7,713,782
Less: Accumulated amortization	(624,548)	(309,771)
	$7,365,765	$7,404,011

The estimated future amortization expenses related to intangible asset as of December 31, 2008 are as follows:

Years Ending December 31,
2009	326,500
2010	326,500
2011	326,500
2012	326,500
2013	326,500
Thereafter	5,733,265

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 there were no significant impairments of its long-lived assets.

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company did not issue any stock options to employees during the year ended Decembr 31, 2008, therefore pro forma disclosures are not required.

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Diluted net income per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net income per share are excluded from the calculation.

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recent accounting pronouncements

On May 8, 2008, FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 3 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

Between May 29, 2007 and June 4, 2007, the Company raised $725,000 from two investors in a private placement of its Series A Convertible Preferred Stock ($0.001 par value) at a purchase price of $10.00 per unit, for a unit consisting of one share of Preferred Stock and one Warrant.

The Series A preferred stock was not entitled to any dividends. The Series A Preferred Stock has no voting rights except that the approval of the holders of at least 51% of the Series A Preferred Stock is required for the authorization, creation, or issuance, or any increase in the authorized or issued amount, of any class or series of stock ranking equal or prior to the Series A Preferred; or the amendment, alteration, or repeal of any of the provisions of the Articles of Incorporation of the corporation which would alter or change the powers, preferences, or special rights of the shares of the Series A Preferred so as to affect them adversely.

Each share of Series A Preferred Stock is convertible into shares of common stock at the option of the holder at a conversion price of $.67 per share. The aggregate number of shares of common stock which may be issued upon conversion of the Series A Preferred Stock shall be no more than 2 million shares.

Upon completion of the conversion of the Series A Preferred Stock into common stock, the Company will record a deemed dividend and as an increase in additional paid-in capital, the intrinsic value of the beneficial conversion feature (the "BCF").  The intrinsic value of the BCF will be the difference between the fair value of the common stock received upon conversion and the amount of proceeds to be allocated to the preferred stock.  The $725,000 proceeds received were allocated to the preferred stock and warrants based on their relative fair values. The warrants were valued using the Black-Scholes model and recorded in additional paid-in capital.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 – STOCKHOLDERS’ EQUITY (CONTINUED)

On October 20, 2008, the 72,500 shares of Series A Convertible Preferred Stock issued and outstanding on that date were converted into 1,088,588 shares of common shares.  In connection with the conversion, the Company recorded a deemed dividend of $1,462,240 for the beneficial conversion feature embedded in the preferred stock.

Undesignated Preferred Stock

The Blank Check Preferred Stock may be issued from time to time in one or more classes or series.

Common stock

At December 31, 2008, the Company has 100,000,000 shares of common stock authorized and 23,240,899 shares issued and outstanding at par value $0.001 per share.

During the year ended December 31, 2008, the Company issued 1,088,588 shares of common stock upon conversion of the Series A Convertible Preferred Stock.

Warrants

 Each warrant underlying the unit offered in the private placement of Series A Convertible Preferred Stock is exercisable, in whole or in part, at any time and from time to time from and after the Effective Date of October 10, 2007 on which a Conversion Price is first determinable through and including the Termination Date which is the third anniversary date, at an exercise price of $1.00 per share.

As the only settlement option for the warrants is physical settlement, in which the party designated in the contract as the buyer delivers the full stated amount of cash to the seller, and the seller delivers the full stated number of shares to the buyer, the Company accounted for the warrants as permanent equity and recorded it in additional paid in capital.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year Ended December 31,
	2008	2007

Basic net income per share:
Numerator:
Net income used in computing basic net income per share	$6,690,542	$3,963,524
Deemed dividend from beneficial conversion feature of preferred stock	(1,462,240)	-
Net income applicable to common shareholders	$5,228,302	$3,963,524

Denominator:
Weighted average common shares outstanding	22,369,434	20,220,037
Basic net income per share	$0.23	$0.20

Diluted net income per share:
Numerator:
Net income used in computing diluted net income per share	$6,690,542	$3,963,524
Deemed dividend from beneficial conversion feature of preferred stock	(1,462,240)	-
Net income applicable to common shareholders	$5,228,302	$3,963,524

Denominator:
Weighted average common shares outstanding	22,369,434	20,220,037
Weighted average effect of dilutive securities:
Convertible preferred stocks	871,465	638,241
Stock warrants	16,571	-
Shares used in computing diluted net income per share	23,257,470	20,858,278
Diluted net income per share	$0.22	$0.19

Note 5 - INCOME TAXES

The Company was incorporated in the United States of America and has operations in two tax jurisdictions - the United States of America (“USA”) and the PRC. For the operation in the USA, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses in the United States as of December 31, 2008. The Company generated substantially all of its net income from its PRC operations for the year ended December 31, 2008 and has recorded income tax provision for the period.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 - INCOME TAXES (CONTINUED)

United States of America

As of December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $129,998 available to offset future taxable income in the USA. The net operating loss carryforwards will expire, if unused, in varying amounts through the year ending December 31, 2028. The deferred tax assets for the USA operation at December 31, 2008 consists mainly of net operating loss carryforwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the USA as of December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$50,200	$32,900
Total deferred tax assets	50,200	32,900
Less: valuation allowance	(50,200)	(32,900)
Net deferred tax assets	$-	$-

China

The Company’s subsidiary and VIE were incorporated in the PRC which is governed by the Income Tax Law of the PRC and various local income tax laws (the “Income Tax Laws"). Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year.  The VIE’s application for an income tax reduction was accepted on December 4, 2005 by the Tax Department of Xian Yang Government.  That is a reduction of income tax payable by 50% from January 1, 2007 to December 31, 2009 and an exemption from income tax from January 1, 2005 to December 31, 2006.  The deferred tax assets for the Company’s China subsidiary and VIE were immaterial at December 31, 2008.

The income tax expenses for China operation consist of the following:

	Year Ended December 31,
	2008	2007

Income tax provision	$1,033,402	$821,436
Change in deferred tax assets	-	-
Change in valuation allowance	-	-
Income tax expenses	$1,033,402	$821,436

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the years ended December 31, 2008 and 2007, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2008 and 2007, the Company’s VIE had allocated $1,585,383 and $902,113 to these non-distributable reserve funds, respectively.

Note 7 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income (loss) included in stockholders’ equity at December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
	2008	2007

Accumulated other comprehensive loss, beginning of period	$(53,517)	$(94,161)
Change in cumulative translation adjustment	291,175	40,644
Accumulated other comprehensive income (loss), end of period	$237,658	$(53,517)

Note 8 – MAJOR CUSTOMER

Approximately 6% of net sales were made to one customer for the year ended December 31, 2008 and 12% of net sales were made to one customer for the year ended December 31, 2007.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 - COMMITMENT

Corporate Finance Advisory Services Agreement

On March 8, 2007, the Company executed a Corporate Finance Advisory Services Agreement (the “Advisory Agreement") with Friedland Capital Inc. (“Friedland”). The advisory agreement stated that Friedland would provide to the Company corporate finance advisory services designed to achieve its corporate finance objectives, specifically to result in the Company's shares (or a successor entity's shares) becoming publicly-traded in the United States. As consideration for these services, the Company paid Friedland RMB 1,650,000 in 2007 and is obligated to pay Friedland additional RMB 750,000 ($109,422 translated at $1=RMB 6.8542) within five working days after the Company’s shares becoming listed in public market.

Lease Agreements

The Company utilizes office space provided by one of its directors at no cost.

Note 10 - SEGMENT INFORMATION

 The following is a summary of revenues by reportable business:

	Year Ended December 31,
	2008	2007

Xin Aoxing Oleanolic Acid Capsule	$18,636,885	$10,299,338
Taohuasan Pediatrics Medicine	4,315,558	1,883,121
Gan Wang Compound Paracetamol Capsule	3,671,955	1,251,032
Tianqi Dysmenorrhea Capsule	3,815,790	1,340,675
Danshen Granule	3,364,667	1,113,320
Healthcare supplement products	106,067	-

	$33,910,922	$15,887,486

Note 11 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS (CONTINUED)

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

Note 12 – SUBSEQUENT EVENT

At the beginning of 2009, the Company acquired 8.6 acres land located in Xi'an for building a raw material processing plant. The Company made deposit for the total land cost of approximately $2.92 million (RMB 20,000,000) which was included in prepaid expenses and other receivables.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment the Company’s management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.               Other Information

None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

The following are our officers and directors as of the date of this prospectus. Some of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

Our directors and executive Officers are:

Name	Position	Age

Ronghua Wang	Chairman of Board, President, CEO	53

Michael Segal	Director	64

Qinghua Liu	Director	41

Haipeng Wu	Director	51

Xifeng Nie	Director	53

Elaine Lanfeng Zhao	Chief Financial Officer	35

Shuang Gong	Secretary	40

Amei Zhang	Chief Operating Officer	34

Ronghua Wang has been our Chairman and chief executive officer since our inception and Chairman of Aoxing Pharmaceutical since September of 2006 and a director since 1997. He has served as Aoxing Pharmaceutical’s chief executive officer since1997 and its President since 2007. Beginning 1997, he was Aoxing Pharmaceutical’s manager in charge of sales, management and manufacturing. Prior to 2006, Mr. Wang’s experience in management of other companies was at Geological Research Institute, Drugs Research Institute, General Contractor from 1985 to 1994. In 2001, Mr. Wang was named a “top ten most important person” in the Shaanxi pharmaceutical industry by News Department. In December 1997, he acquired 45.3%. Aoxing Pharmaceutical and began to serve as its general manager. He graduated from Northwest University, with a Bachelor’s degree in Geology.

Michael Segal has been our director since June 8, 2007. Since 2001, he has been President of Segal Cirone Services Inc., a financial consulting company that advises institutions, banks and high net worth individuals. He has been a Principal, Options Compliance Principal and Branch Office Manager of Whitaker Securities LLC, a member of the Financial Industry Regulatory Authority (FINRA) since October 23, 2006. Prior to that, Mr. Segal had served as President of Alexander Westcott & Co., Inc., a Broker/Dealer registered with NASD and Secretary of the board of directors of its parent company, President of the Financial Commerce Network Inc., a public company, President of Lamborn Securities Inc. a Broker/Dealer registered with NASD, Branch Manager of Geldermann Securities Inc., President of Greentree Commodities, a Branch Manager at REFCO, Inc., a Senior Vice President at Shearson American Express and a Branch Manager at Investors Overseas Services (Bangkok, Thailand). He is also individually registered as an Introducing Broker with the Commodity Futures Trading Commission and a member of the National Futures Association and a founding member of the Managed Funds Association. Mr. Segal received a B.B.A. in marketing and economics from the University of Miami in Florida. Mr. Segal sits on the board of directors of China Agri Business Inc.(CHBU.BB), a public company traded on the US OTC Bulletin Board. Additionally Mr. Segal sits on the board of directors of the following privately held companies: China Power Equipment Inc.; Jiali Pharmaceuticals Inc.; and Asia Nutracueticals Consulting Co. Ltd.

Qinghua Liu has been our director since 2007. Ms. Liu also serves as Chief Financial Officer of Aoxing Pharmaceutical, a position she has held since 2006. She began working at Aoxing Pharmaceutical in 1996 as the manager of its finance department. Prior to that, Ms. Liu served as an accountant at Xing Ping paper mill and at a Chinese traditional medicine research academy. Ms. Liu graduated from Northwest Light Industry College in Shaanxi, PRC in 1990 with an Associate’s Degree in financial management.

Haipeng Wu has been our director since July 2007. From 2001 until now, Mr. Wu worked at Automobile Repairing Department as manager and CEO. He graduated from Northwest University in Xi’an, PRC, in 1982.

Xifeng Nie graduated from Xi’an College of Politics in Xi’an, China in 1987. Mr. Nie has been our director since 2007. In 2002, Mr. Nie began working at Aoxing Pharmaceutical as its vice manager and office director and has been serving in that position till present day. From 1997 to 2002, Mr. Nie worked in Construction Bank. Mr. Nie graduated from Xi’an College of Politics in Xi’an, PRC in 1987.

Elaine Zhao has been our CFO since July 1, 2007. In 2005, she founded ELZ Accountancy Corp., a Los Angeles based accounting firm providing services in accounting, auditing, tax, financial planning, insurance analysis, and investment consulting, and she has served as its president since that time. Ms. Zhao continues to work for ELZ. In her work with ELZ, Ms. Zhao has served clients including privately owned and publicly traded company in various industries and has worked with banks in financing small businesses. Ms. Zhao has held Series 7 and 66 licenses as a broker at a national brokerage firm and is an independent financial advisor. From October 2000 to October 2005, Ms. Zhao worked as accountant and auditor at Liang & Company Accountancy Corp., firm in Los Angeles. Ms. Zhao is a co-founder of the Southern California Chinese Professional Association. She holds an MS in Finance from the Kelley School of Business at Indiana University and is a Certified Public Accountant.

Shuang Gong has been Secretary of Aoxing Pharmaceutical since 2006. She is also Administration Manager of Aoxing Pharmaceutical. From 1998 to 2000, Ms. Gong served as Assets Operation Manager of West Securities and Assistant Economist at West Securities; she currently serves as Assistant Office Director of Aoxing Pharmaceutical. Ms. Gong graduated from Xi’an Institute of Technology in Xi’an, PRC, with a bachelor’s degree in machine and electricity integration and earned a second bachelor’s degree in business management from Provincial Party College in Xi’an, China in 2001.

Amei Zhang has been chief operating officer of Aoxing Pharmaceutical since July 2007. From 1999 until now she has served in various capacities at Aoxing Pharmaceutical Inc. Ms. Zhang graduated from North-West University of China with a major of law in 1999, and received a bachelor’s degree in Economics from The Central Party School in 2005 in Xianyang, PRC.

The directors will serve until our next annual meeting, or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

Save for Michael Segal and Haipeng Wu, none of our directors is an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

There are no family relationships among our directors or officers.

To our knowledge, during the last five years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert
            We have not yet appointed an audit committee.  At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Compensation Committee
We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Compliance with Section 16(a) of Exchange Act

Not applicable.

Item 11.                Executive Compensation

The following table reflects the compensation paid to our principal executive officer. None of our executive officers earned more than $100,000 in any of the previous two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronghua Wang CEO, President (1)	2008 2007	8,640 8,640	13,000 13,000	— —	— —	— —	— —	— —	21,640 21,640
Elaine Zhao CFO (2)	2008 2007	45,000 22,500	—	— —	— —	— —	— —	— —	45,000 22,500

(1)
Mr. Ronghua Wang was appointed our President and CEO on November 1, 2007. Mr. Wang received the compensation set forth above from Aoxing Pharmaceutical and he received no compensation from Biostar Pharmaceuticals, Inc. in 2007 or 2008.

(2)	Mrs. Elaine Zhao was appointed our CFO on July 1, 2007. Mrs. Zhao received the compensation set forth above from Biostar Pharmaceuticals, Inc.

Outstanding Equity Awards at 2008 Fiscal Year End

There were no option exercises or options outstanding in 2008.

Employment Agreements

Aoxing Pharmaceutical has employment agreements with Shuang Gong, Jianmin Du and Amei Zhang. The employment agreements of Ms. Gong, Mr. Du and Ms. Zang have the same material terms. Their employment agreements provide for a term of 5 years, year end bonuses based on profitability of Aoxing Pharmaceutical, a salary increases based on performance, and health and insurance benefits. The agreements may be terminated for cause by Aoxing Pharmaceutical by reason of serious neglect, criminal charges, or violation of the Aoxing Pharmaceutical’s rules by the employee. The employee may terminate the contract on 30 days’ notice and may terminate without notice in the event Aoxing Pharmaceutical violates health and safety regulations, fails to provide labor protection or fails to pay employee.

Mr. Wang, who as serves as our President and Chief Executive Officer and the President and Chief Executive Officer of Aoxing Pharmaceutical, is not a party to an employment agreement with either company. His compensation is determined by our Board of Directors and the Board of Directors of Aoxing Pharmaceutical, each of which he is a member and members of our Board report to Mr. Wang at Aoxing Pharmaceutical. The Board of Directors consider a number of factors in determining Ms. Wang’s compensation in each company including his duties to each company, comparable compensation levels of executives and the time devoted the businesses. The Board of Directors did not consult with any experts or other third parties in determining the amount of Mr. Wang’s compensation. The amount of compensation payable to Mr. Wang can be increased at any time upon the determination of our Board of Directors.

According to a Preliminary Employment Agreement entered into as of June 25, 2007 between us and Elaine Zhao, Ms. Zhao provides financial services to us in consideration for the payment of $45,000 per year. The contract is for a period of two years and is terminable by either party with four weeks written notice.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies in the PRC to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Director Compensation

We pay no compensation to the directors for serving as a director. There are no other elements of compensation paid to our directors but it is expected that in the future, we may create a remuneration and expense reimbursement plan.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 24, 2009 by (i) any person or group with more than 5% of our voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Ronghua Wang, Chairman of Board, President, CEO (3) Shiji Avenue, Xianyang City, Shaanxi province, PRC, 712000	8,966,974	40.48%

Common Stock	Michael Segal, Director 11 East 86th Street, Suite 19 B New York, NY 10028	104,400	0.47%

Common Stock	Qinghua Liu, Director Shiji Avenue, Xianyang City, Shaanxi province, PRC 712000	3,000	0.01%

Common Stock	Haipeng Wu, Director Shiji Avenue, Xianyang City, Shaanxi province, PRC 712000	0	-

Common Stock	Xifeng Nie, Director Shiji Avenue, Xianyang City, Shaanxi province, PRC 712000	3,000	0.01%

Common Stock	Elaine Lanfeng Zhao, CFO 20955 Pathfinder Road, Suite 100, Diamond Bar, CA 91765	3,000	0.01%
Common Stock	Amei Zhang, Chief Operating Officer Shiji Avenue, Xianyang City, Shaanxi province, PRC 712000	3,000	0.01%
Common Stock	Shuang Gong, Secretary Shiji Avenue, Xianyang City, Shaanxi province, PRC 712000	3,000	0.01%

Common Stock	All Directors and Officers of the Company as a group	9,086,374	41.02%

Common Stock	Yan Wang, Shiji Avenue, Xianyang City, Shaanxi province, PRC 712000	1,152,897	5.20%

Common Stock	Rongfa Wang, Shiji Avenue, Xianyang City, Shaanxi province, PRC 712000	1,152,897	5.20%

Common Stock	Rangmei Wang, Shiji Avenue, Xianyang City, Shaanxi province, PRC 712000	1,152,897	5.20%

(1)	As of the date of this prospectus, none of the beneficial owners listed in the table holds any option, warrant or other right to acquire any shares of our common stock within 60 days.

(2)
As of March 24, 2009, we had 23,240,899 outstanding shares of common stock. Because none of the beneficial owners listed in the table holds any option, warrant or other right to acquire any shares of our common within 60 days of the date of this prospectus, the calculation of percentage of class held by each owner does not include any such shares.

Item 13.                Certain Relationships and Related Transactions, and Director Independence

As previously described in “Item 1. Business – Corporate History” above, our board of directors has the right to appoint the board of directors of Aoxing Pharmaceutical and its officers and directors. The transactions described in this Annual Report on Form 10-K under “Item 1. Business – Corporate History” involve officers and directors of Shaanxi Biostar, and Aoxing Pharmaceutical. To understand these relationships and these transactions, you should review the discussion in this Annual Report on Form 10-K prospectus under “Item 1. Business – Corporate History”.

Independent Directors

Save for Michael Segal and Haipeng Wu, none of our directors is an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Item 14.                Principal Accounting Fees and Services

The following lists fees paid or accrued by us for the audit and other services provided or to be provided by Morgenstern, Svoboda & Baer, CPAs, P.C. for the years ended December 31, 2008 and 2007:

	2008	2007
Audit Fees	$76,707	$99,608
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.                Exhibits, Financial Statement Schedules

Exhibit Index

3.1	Articles of Incorporation filed with the Secretary of State of the State of Maryland on March 27, 2007. (1)

3.2	Articles of Amendment filed with the Secretary of State of the State of Maryland on August 1, 2007. (1)

3.3	Articles of Amendment filed with the Secretary of State of the State of Maryland on September 14, 2007.(1)

3.4	Bylaws of the Company.(1)

4.1	Form of $1.00 Common Stock Warrant.(1)

10.1	Amended and Restated Entrusted Management Agreement, dated May 6, 2008, entered into by and between Shaanxi Aoxing Pharmaceutical Co., Ltd its shareholders and Shaanxi Biostar Biotech Ltd.(4)

10.2	Form of Preferred Stock and Warrant Purchase Agreement between the Company and the purchasers of the Series A Convertible Preferred Stock.(1)

10.3	Form of Amendment No. 1 to the Preferred Stock and Warrant Purchase Agreement between the Company and the purchasers of the Series A Convertible Preferred Stock.(1)

10.4
Exclusive Option Agreement (the “Agreement”) by and among Shaanxi Biostar Biotech Ltd., Wang Ronghua, Wang Yan, Wang Rongfa, Wang Rangmei, Cao Xuezhu, Wang Yuxing, An Xiaoru, Ao Quanfang, Tang Wenying, Qin Hongxia, Wu Gang, Wu Weiping, Bai Rong, Wu Jin and Shaanxi Aoxing Pharmaceutical Co., Ltd.(2)

10.5
Share Pledge Agreement by and among Wang Ronghua, Wang Yan, Wang Rongfa, Wang Rangmei, Cao Xuezhu, Wang Yuxing, An Xiaoru, Ao Quanfang, Tang Wenying, Qin Hongxia, Wu Gang, Wu Weiping, Bai Rong, Wu Jin, and Shaanxi Biostar Biotech Ltd.(2)

10.6
Shareholders’ Voting Proxy Agreement by and among Shaanxi Biostar Biotech Ltd, Wang Ronghua, Wang Yan, Wang Rongfa, Wang Rangmei, Cao Xuezhu, Wang Yuxing, An Xiaoru, Ao Quanfang, Tang Wenying, Qin Hongxia, Wu Gang, Wu Weiping, Bai Rong and Wu Jin.(2)

10.7	Cooperation Agreement between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Xianyang Material Medical Institute.(3)

10.8	Technological Cooperation Agreement between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Shaanxi University of Science and Technology.(3)

10.9	Drug Supply and Marketing Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Guangdong Runtai Pharmaceutical Co., Ltd.(2)

10.10	Purchase Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Xi'an Chemical Industry Medicine Supply and Marketing Company.(2)

10.11	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Shuang Gong dated June 10, 2006.(2)

10.12	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Jianmin Du dated January 2, 2006.(2)

10.13	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Ame Zhang dated July 7, 2007.(2)

10.14	Corporate Finance Advisory Agreement between Friedland Capital Inc. and Shaanxi Aoxing Pharmacy Co., Ltd., dated March 8 , 2007.(2)

10.15	Entrust Agreement for Land Acquisition.(2)

10.16	Land use right.(2)

10.17	Purchase Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Xi’an Chinese Drug Tablet Factory.(2)

10.18	Loan Agreement between Shaanxi Aoxing Pharmaceutical Co., Ltd and Qindu District Rural Credit Cooperative (Fengxi Branch) dated February 13, 2008. (3)

10.19	Technological Cooperation Agreement between Shaanxi Aoxing Pharmaceutical Co., Ltd and College of Life Sciences of Northwest University, dated September 10, 2006. (3)

10.20	Preliminary Employment Agreement between Biostar Pharmaceuticals, Inc. and Elaine Zhao, dated June 25, 2007.

21.1	List of subsidiaries.(1)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of Global Law Office to the use of our reference to their opinion concerning legality and enforceability of the Management Entrustment Agreement under PRC law. (4)

99.2	Form of BVI Trust Agreement.(4)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1A (File No. 333-147363) filed with the SEC on February 25, 2008.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1A (File No. 333-147363) filed with the SEC on May 9, 2008.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1A (File No. 333-147363) filed with the SEC on June 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC.

Date: March 30, 2009	By:	/s/ Ronghua Wang
Ronghua Wang
Chief Executive Officer, President and Director (principal executive officer)

Date: March 30, 2009		/s/ Elaine Zhao
Elaine Zhao
Chief Financial Officer and principal accounting and financial officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Ronghua Wang	March 30, 2009
By: Ronghua Wang
Chief Executive Officer, President and Director
(principal executive officer)

/s/ Elaine Zhao	March 30, 2009
By: Elaine Zhao,
Chief Financial Officer and principal
accounting and financial officer

/s/ Qinghua Liu	March 30, 2009
By: Qinghua Liu
Director

/s/ Michael Segal	March 30, 2009
By: Michael Segal
Director

/s/ Haipeng Wu	March 30, 2009
By: Haipeng Wu
Director

/s/ Xifeng Nie	March 30, 2009
By: Xifeng Nie
Director