Form 10-Q
period 2009-03-31
Biostar Pharmaceuticals, Inc.
filed 2009-05-14
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 333-147363

BIOSTAR PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-5101287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 588 Shiji Xi Road, Xianyang, Shaanxi Province, The People’s Republic of China	712046
(Address of principal executive offices)	(Zip Code)

011-86- 29-33686638
 (Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 13, 2009, there are  23,240,899  shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
BIOSTAR PHARMACEUTICALS, INC.
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BIOSTAR PHARMACEUTICALS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents

Page(s)

Financial Statements

Consolidated Balance Sheets-Unaudited	F-1

Consolidated Statements of Operations-Unaudited	F-2

Consolidated Statements of Cash Flows-Unaudited	F-3

Notes to Consolidated Financial Statements-Unaudited	F-4

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$694,645	$758,316
Accounts receivable	13,838,976	11,700,841
Inventories	304,605	315,745
Prepaid expenses and other receivables	3,324,594	2,926,505
Total Current Assets	18,162,820	15,701,407

Property and equipment, net	5,845,925	5,930,467

Intangible assets, net	7,284,037	7,365,765

Total Assets	$31,292,782	$28,997,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,573,483	$2,191,976
Customer advances	2,559,308	2,592,250
Value-added tax payable	564,814	527,103
Income tax payable	480,221	413,205
Total Current Liabilities	6,177,826	5,724,534

Commitment

Stockholders' Equity
Series A, convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
None issued and outstanding	-	-
Undesignated preferred stock, $.001 par value, 5,000,000 shares authorized,
None issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
23,240,899 shares issued and outstanding at March 31, 2009 and December 31, 2008	23,241	23,241
Additional paid-in capital	10,430,168	10,430,168
Statutory reserves	1,776,634	1,585,383
Retained earnings	12,634,436	10,996,655
Accumulated other comprehensive income	250,477	237,658
Total Stockholders' Equity	25,114,956	23,273,105

Total Liabilities and Stockholders' Equity	$31,292,782	$28,997,639

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008

Sales, net	$7,447,664	$6,810,259

Cost of sales	2,658,807	2,638,679

Gross profit	4,788,857	4,171,580

Selling, general and administrative expenses	2,479,984	2,052,678

Income from operations	2,308,873	2,118,902

Other Income (Expense)
Interest income	310	79
Interest expense	-	(13,953)
Total other Income (Expense)	310	(13,874)

Income before income taxes	2,309,183	2,105,028

Provision for income taxes	480,151	283,898

Net income	$1,829,032	$1,821,130

Net income per common share
Basic	$0.08	$0.08
Diluted	$0.08	$0.08

Weighted average common shares outstanding
Basic	23,240,899	22,152,311
Diluted	23,509,458	23,240,899

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,829,032	$1,821,130
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	166,269	157,299
Provision for doubtful accounts	-	87,246
Changes in operating assets and liabilities:
Accounts receivable	(2,123,128)	(2,868,440)
Inventories	11,535	(101,963)
Prepaid expenses and other receivables	(387,054)	(320,195)
Accounts payable and accrued expenses	371,398	366,813
Customer advances	(36,193)	-
VAT tax payable	37,044	169,682
Income tax payable	66,487	93,201
Net cash provided by (used in) operating activities	(64,610)	(595,227)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,195)
Acquisitions of land use right	-	-
Net cash provided by (used in) Investing activities	-	(2,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	939	80,890

Net Increase (Decrease) in cash and cash equivalents	(63,671)	(516,532)

Cash and cash equivalents, beginning balance	758,316	2,286,419

Cash and cash equivalents, ending balance	$694,645	$1,769,887

SUPPLEMENTAL DISCLOSURES:
Interest payments	$-	$13,953
Income tax payments	$413,665	$190,698

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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
UNAUDITED

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement.  During the three months ended March 31, 2009, the foreign currency translation adjustments to the Company’s comprehensive income were $12,819.

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
UNAUDITED

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $134,958 and $134,789 as at March 31, 2009 and December 31, 2008, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to market value, if lower. Inventories consist of the following:

	March 31,	December 31,
	2009	2008

Raw materials	$246,553	$29,387
Work in process	24,248	8,597
Finished goods	33,804	277,761
	$304,605	$315,745

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

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

Real property	50 years
Machinery & equipment	15 years
Leasehold improvements	10 years
Computers & office equipment	5 years

Property, plant & equipment consist of the following:

	March 31,	December 31,
	2009	2008

Real property	$4,393,371	$4,393,371
Machinery & equipment	541,063	541,063
Leasehold improvements	1,946,831	1,946,831
Furniture & fixtures	62,982	62,982
Vehicle	19,437	19,437
	6,963,684	6,963,684
Less: Accumulated depreciation	(1,117,759)	(1,033,217)
	$5,845,925	$5,930,467

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The components of finite-lived intangible assets are as follows:

	March 31,	December 31,
	2009	2008

Land use right	$6,478,769	$6,478,769
Proprietary technologies	1,511,544	1,511,544
	7,990,313	7,990,313
Less: Accumulated amortization	(706,276)	(624,548)
	$7,284,037	$7,365,765

The estimated future amortization expenses related to intangible asset as of March 31, 2009 are as follows:

Years Ending December 31,
2009, nine months	245,200
2010	326,900
2011	326,900
2012	326,900
2013	326,900
Thereafter	5,731,237

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009 there were no significant impairments of its long-lived assets.

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company did not issue any stock options to employees during the three months ended March 31, 2009, therefore pro forma disclosures are not required.

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management does not expect the impact of this adoption to be material.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The impact of the adoption of SFAS 141R on the Company’s financial position, results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years beginning October 1, 2009. The Company does not expect the impact of the adoption of SFAS 160 to be material.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

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

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The management does not expect the impact of this adoption to be material.

Note 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

The Company made a deposit for acquiring 8.6 acres land located in Xi'an for building a raw material processing plant. The deposit amount was the total land cost of approximately $2.92 million (RMB 20,000,000).

Note 4 – STOCKHOLDERS’ EQUITY

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Note 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

On October 20, 2008, the 72,500 shares of Series A Convertible Preferred Stock issued and outstanding on that date were converted into 1,088,588 shares of common shares.  In connection with the conversion, the Company recorded a deemed dividend of $1,462,240 for the beneficial conversion feature embedded in the preferred stock for the year ended December 31, 2008.

Undesignated Preferred Stock

The Blank Check Preferred Stock may be issued from time to time in one or more classes or series.

Common stock

At March 31, 2009, the Company has 100,000,000 shares of common stock authorized and 23,240,899 shares issued and outstanding at par value $0.001 per share.

Warrants

The Company has issued warrants to purchase its common stock in the 2007 private placement of Series A Convertible Preferred Stock. The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

The following table summarizes the activity for the warrants for the three months ended March 31, 2009

		Weighted
	Underlying	Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2008	1,088,588	$1.00
Issued/(exercised)	-	-
Warrants outstanding, March 31, 2009	1,088,588	$1.00

Exercisable as of March 31, 2009	1,088,588	$1.00

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2009	2008

Basic net income per share:
Numerator:
Net income used in computing basic net income per share	$1,829,032	$1,821,130
Net income applicable to common shareholders	$1,829,032	$1,821,130

Denominator:
Weighted average common shares outstanding	23,240,899	22,152,311
Basic net income per share	$0.08	$0.08

Diluted net income per share:
Numerator:
Net income used in computing diluted net income per share	$1,829,032	$1,821,130
Net income applicable to common shareholders	$1,829,032	$1,821,130

Denominator:
Weighted average common shares outstanding	23,240,899	22,152,311
Weighted average effect of dilutive securities:
Convertible preferred stocks	-	1,088,588
Stock warrants	268,559	-
Shares used in computing diluted net income per share	23,509,458	23,240,899
Diluted net income per share	$0.08	$0.08

Note 6 - INCOME TAXES

The Company was incorporated in the United States of America and has operations in two tax jurisdictions - the United States of America (“USA”) and the PRC. For the operation in the USA, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses in the United States as of December 31, 2008. The Company generated substantially all of its net income from its PRC operations for the three months ended March 31, 2009 and has recorded income tax provision for the period.

United States of America

As of March 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $132,020 available to offset future taxable income in the USA. The net operating loss carryforwards will expire, if unused, in varying amounts through the year ending December 31, 2029. The deferred tax assets for the USA operation at March 31, 2009 consists mainly of net operating loss carryforwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Note 6 - INCOME TAXES (CONTINUED)

The following table sets forth the significant components of the net deferred tax assets for operation in the USA as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$51,000	$50,200
Total deferred tax assets	51,000	50,200
Less: valuation allowance	(51,000)	(50,200)
Net deferred tax assets	$-	$-

China

The Company’s subsidiary and VIE were incorporated in the PRC which is governed by the Income Tax Law of the PRC and various local income tax laws (the “Income Tax Laws"). Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year.  The VIE’s application for an income tax reduction was accepted on December 4, 2005 by the Tax Department of Xian Yang Government.  That is a reduction of income tax payable by 50% from January 1, 2007 to December 31, 2009 and an exemption from income tax from January 1, 2005 to December 31, 2006.  The deferred tax assets for the Company’s China subsidiary and VIE were immaterial at March 31, 2009.

The income tax expenses for China operation consist of the following:

	Three Months Ended March 31,
	2009	2008

Income tax provision	$480,151	$283,898
Change in deferred tax assets	-	-
Change in valuation allowance	-	-
Income tax expenses	$480,151	$283,898

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the three months ended March 31, 2009 and 2008, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Note 7 - STATUTORY RESERVES

The Company’s subsidiary and VIE in China are required to make appropriations to certain non-distributable reserve funds. In accordance with the laws and regulations applicable to China’s Foreign Investment Enterprises and the China Company Laws, an enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves. The proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund, not to exceed 50 percent of registered capital.

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2009 and December 31, 2008, the Company’s VIE had allocated $1,776,634 and $1,585,383 to these non-distributable reserve funds, respectively.

Note 8 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income (loss) included in stockholders’ equity at March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008

Accumulated other comprehensive income (loss), beginning of period	$237,658	$(53,517)
Change in cumulative translation adjustment	12,819	291,175
Accumulated other comprehensive income, end of period	$250,477	$237,658

Note 9 - COMMITMENT

Lease Agreements

The Company utilizes office space provided by one of its directors at no cost.

Note 11 - SEGMENT INFORMATION

 The following is a summary of revenues by reportable business:

	Three Months Ended
	March 31,
	2009	2008

Xin Aoxing Oleanolic Acid Capsule	$3,836,680	$3,887,380
Taohuasan Pediatrics Medicine	922,369	830,948
Gan Wang Compound Paracetamol Capsule	776,555	724,790
Tianqi Dysmenorrhea Capsule	1,100,340	733,367
Danshen Granule	784,756	633,774
Healthcare supplement products	26,964	-

	$7,447,664	$6,810,259

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

Biostar Pharmaceuticals, Inc. (“We”, the “Company” or “Biostar”) was incorporated on March 27, 2007, under the laws of the State of Maryland. Our business operation in the People’s Republic of China (“PRC”)  is conducted primarily through our wholly-owned subsidiary, Shaanxi Biostar Biotech Ltd., and our variable interest entity (“VIE”), Shaanxi Aoxing Pharmaceutical Co., Ltd (“Aoxing Pharmaceutical”).

Aoxing Pharmaceutical currently has five state- approved drugs on the market as listed below, with additional nine drugs in development, and derives all of its revenues in China.

•	Xin AoXing Oleanolic Acid Capsule: an over-the-counter (“OTC”) drug that treats chronic hepatitis B disease.

•	Compound Paracetamol and Amantadine Hydrochloride Capsule: an OTC drug that treats common cold.

•	Danshen Granule: a prescription drug treating coronary heart disease, myocardditis and angina pectoris.

•	Pediatrics Medicine: a prescription drug used for treating children’s cough and respiratory tract infection.

•	Tianqi Dysmenorrhea: an OTC traditional Chinese medicine for treating dysmenorrhea.

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

RECENT DEVELOPMENTS

We started an acquisition of 8.6 acres land located in Xi'an in October 2008 and will complete the acquisition procedure in mid-2009.  We are planning for the construction of a pharmaceutical raw material processing plant on the land acquired,which is expected to be operational by the end of 2009. We anticipate using approximately 25% of the harvested and processed herbal raw materials for our internal production and to sell the remaining inventory to regional wholesalers.

Aoxing Pharmaceutical is planning to begin the “Mercury” project in 2009 once we obtain enough capital to support this project.  The “Mercury” project targets counties within 31 provinces in the PRC to promote Aoxing Pharmaceutical’s “Gan Wang” Compound Paracetamol and  Amantadine Hydrochloride Capsule with the goal of making it one of the most popular brands of OTC drugs for influenza treatment.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had cash and cash equivalents of approximately $694,645. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. We plan to review acquisition opportunities as a strategy for further growth. We expect to be the primary financing vehicle for Aoxing Pharmaceutical and will forward them the equity financing proceeds we receive.  The additional funds would be provided to Aoxing Pharmaceutical through Shaanxi Biostar; would be accounted for as loan to Aoxing Pharmaceutical and would be eliminated during consolidation. The loan would not be interest bearing and would not be evidenced by a written note. The foregoing treatment is consistent with the prior financing of Series A Convertible Preferred Stock.

Net cash used in operating activities for the three months ended March 31, 2009 was $64,610. This was primarily due to the net income of $1,829,032, adjusted by non-cash related expenses including depreciation and amortization of $166,269, offset by a net decrease in working capital items of $2,059,911. The net decrease in working capital items was mainly due to an increase in accounts receivable resulting from slower payments of customers during the current economic slowdown and less collection effort during the first two months of the quarter as 2009 Chinese Spring Festival holiday started a little earlier at the end of January and continued through the beginning of February. The increase in prepayments to suppliers also contributed to the net decrease in working capital items. The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses, VAT tax payable, and income tax payable.

Net cash used in operating activities for the three months ended March 31, 2008 was $595,227. This was primarily due to the net income of $1,821,130, adjusted by non-cash related expenses including depreciation and amortization of $157,299, and allowance for doubtful accounts of $87,246, offset by a net decrease in working capital items of $2,660,902. The net decrease in working capital items was mainly due to increase in accounts receivable which resulted from the significant increase in revenue during the three months ended March 31, 2008 and the longer credit term provided to customers as part of the sales promotion (for customers with two years or more business relationship with us, the payment term may be extended to six months as opposed to the general payment term of three months), increase in prepayments to suppliers, and increase in inventory to prepare for the ongoing sales promotion. The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses, VAT tax payable and income tax payable.

Net cash used in investing activities for the three months ended March 31, 2008, was $2,195. This was primarily due to capital expenditure on equipment of $2,195.

RESULTS OF OPERATIONS

         NET SALES.

	Three Months Ended March 31,				% of
	2009		2008		change
Xin Aoxing Oleanolic Acid Capsule	$3,836,680	52%	$3,887,380	57%	-1%
Taohuasan Pediatrics Medicine	922,369	12%	830,948	12%	11%
Gan Wang Compound Paracetamol Capsule	776,555	10%	724,790	11%	7%
Tianqi Dysmenorrhea Capsule	1,100,340	15%	733,367	11%	50%
Danshen Granule	784,756	11%	633,774	9%	24%
Healthcare supplement products	26,964	-	-	-	n/a
Total net sales	$7,447,664	100%	$6,810,259	100%	9%

During the three months ended March 31, 2009, total net sales increased by approximately $637,405 or 9%, compared to the same period of 2008. This was mainly due to the sales increases in four of Aoxing Pharmaceutical’s five state approved drugs. The sales in the four products increased mainly due to the continued implementation of the “Blue Sea” project which markets directly to consumers in the PRC’s rural area through retail pharmacies at higher retail prices. Domestic Chinese customers still accounted for 100% of total sales.

COST OF SALES.

	Three Months Ended March 31,				% of
	2009		2008		change
Xin Aoxing Oleanolic Acid Capsule	$842,548	32%	$1,069,229	40%	-21%
Taohuasan Pediatrics Medicine	323,240	12%	280,061	11%	15%
Gan Wang Compound Paracetamol Capsule	424,826	16%	396,046	15%	7%
Tianqi Dysmenorrhea Capsule	394,854	15%	232,957	9%	69%
Danshen Granule	646,688	24%	660,386	25%	-2%
Healthcare supplement products	26,651	1%	-	-	n/a
Total cost of sales	$2,658,807	100%	$2,638,679	100%	1%

Compared to the same period of 2008, cost of sales increased about $20,128 or 1% in the three months ended March 31, 2009. This was primarily as a result of the increase in product net sales. As the sales increased for some of Aoxing Pharmaceutical’s five state approved drugs, so did the cost of sales for those drugs. The period-over-period percentage increase of cost of sales in the three months ended March 31, 2009 compared to the same period of 2008 was less than the percentage increase of net sales mainly because of the decreases in the costs of Xin Aoxing Oleanolic Acid Capsule and Danshen Granule.  The decrease in the costs of those two products were due to the decrease in the raw material prices for those two products as the main area that produces those raw materials, Sichuan province, is recovering from the earthquake and resuming the herbal raw materials supply. Previously when the Sichuan province was devastated from the earthquake in 2008, it affected the supply of raw materials from this region and increased their prices.

GROSS PROFIT

	Three Months Ended March 31,
	2009		2008
		gross profit		gross profit	% of
		margin		margin	change
Xin Aoxing Oleanolic Acid Capsule	$2,994,132	78%	$2,818,151	72%	6%
Taohuasan Pediatrics Medicine	599,129	65%	550,887	66%	9%
Gan Wang Compound Paracetamol Capsule	351,729	45%	328,744	45%	7%
Tianqi Dysmenorrhea Capsule	705,486	64%	500,410	68%	41%
Danshen Granule	138,068	18%	(26,612)	-4%	n/a
Healthcare supplement products	313	1%	-	-	n/a
Total	$4,788,857	64%	$4,171,580	61%	15%

Gross profit increased $617,277 or 15% in the three months ended March 31, 2009 compared to the same period in 2008. The increase in gross profit was due primarily to the increase in net sales achieved through the “Blue Sea” project targeting China’s rural retail market.

The overall gross profit margin increased 3 percentage points in the three months ended March 31, 2009 compared to the same period of 2008 and was primarily due to the increase in the gross profit margin of Xin Aoxing Oleanolic Acid Capsule and Danshen Granule as a result of the aforementioned decreases in the costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

	Three Months Ended March 31,
	2009		2008
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and administrative expenses	$2,479,984	33%	$2,052,678	30%	21%

The year-over-year increases in dollar amount and as a percentage of total net sales for the three months ended March 31, 2009 was mainly due to the increase in promotional and advertising expenditure of $53,773, increase in sales commissions and sales personnel expenses of $289,999, and increase in travel expenses of $55,218, all resulting from the ongoing marketing expansion, and also due to increases in professional fees of $120,197 and administrative facility expense of $50,145. The increase in selling, general and administrative expenses was partially offset by the decrease in provision for doubtful accounts of $87,246.

INTEREST EXPENSE.

We did not incurred interest expense for the three months ended March 31, 2009, compared to $13,953 for the same period of 2008. The year-over-year decrease was mainly because the short-term bank loan was paid off at September 30, 2008.

PROVISION FOR INCOME TAXES.

	Three Months Ended March 31,
	2009	2008
Provision for income taxes	$480,151	$283,898
Effective tax rate	21%	13%

Our effective tax rate increased in the three months ended March 31, 2009 compared to the same period in 2008 primarily as a result of the expiration of the 50% income tax reduction. Based on our current operating structure and the preferential tax treatments available to us in the PRC, our China operations, Aoxing Pharmaceutical qualifies as a high-tech enterprise entitled to a 50% income tax reduction from January 1, 2007 to December 31, 2008. As the preferential tax treatment expired on December 31, 2008, the statutory income tax rate for Aoxing Pharmaceutical has been increased to 25% effective  from January 1, 2009.

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

The following table sets out the aging of our accounts receivable for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of March 31, 2009	$13,973,934	$3,874,985	$2,496,913	$2,129,648	$3,005,505	$2,463,430	$3,453
As of December 31, 2008	$11,835,630	$3,627,709	$4,102,305	$2,807,852	$887,760	$408, 638	$1,366

The following table presents the days sales outstanding calculated based on sales and accounts receivables in RMB term for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Days sales outstanding	169	95

The number of days that sales were outstanding increased to 169 days for three months ended March 31, 2009 from 95 days for the same period last year was due to slower payments of customers during the current economic slowdown and  less collection effort during the first two months of the quarter as the 2009 Chinese Spring Festival holiday started a little earlier at the end of January and continued through the beginning of February.

The followings are the steps Aoxing Pharmaceutical takes in collecting accounts receivable.

Step 1: After the payment term has been exceeded, Aoxing Pharmaceutical stops taking orders from the delinquent customer and allows the salesperson three to six months to collect the accounts receivable. Most of the accounts receivable will be collected in this step because the salesperson’s compensation is tied to sales receipts.

Step 2: If the salesperson’s collection efforts are not successful in step 1, Aoxing Pharmaceutical hires a collection agent and allows the agent another three to six months to collect the accounts receivable.

Step 3: If the collection agent’s efforts fail, then Aoxing Pharmaceutical will commence legal action to collect the accounts receivable.

Our policies for writing off the accounts receivable are as follows.

1.           If after taking the legal action, it appears that the accounts receivable is not likely to become collected, the accounts receivable will be written off  if it is more than two years old.

2.           If during the collection period, the customer provides bankruptcy or other insolvency documentation, the accounts receivable will be written off.

3.           If we are no longer able to locate a particular customer in order for us to take any collection or legal actions, the accounts receivable will be written off  if it is more than two years old.

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

           We did not issue any stock options to employees during the three months ended March 31, 2009, therefore pro forma disclosures are not required.

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

CONTRACTUAL OBLIGATIONS

We have no contractual obligations as of March 31, 2009.

INFLATION

Management believes that inflation has not had a material effect on our results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, as defined in Regulation S-K Section 303(a)(4).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S

* The Exhibits attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC.

Date: May 13, 2009
/s/ Ronghua Wang
Ronghua Wang
Chief Executive Officer and President (Principal Executive Officer)

Date: May 13, 2009
/s/ Elaine Lanfeng Zhao
Elaine Lanfeng Zhao
Chief Financial Officer (Principal Financial and Accounting Officer)