Form 10-Q
period 2009-06-30
Biostar Pharmaceuticals, Inc.
filed 2009-08-13
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _____________

Commission file number: 333-147363

BIOSTAR PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-5101287 (I.R.S. Employer Identification No.)
No. 588 Shiji Xi Road, Xianyang, Shaanxi Province, The People’s Republic of China (Address of principal executive offices)	712046 (Zip Code)
011-86- 29-33686638
 (Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes      No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes     No 

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes     No 

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 10, 2009, there are 23,240,899 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
BIOSTAR PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BIOSTAR PHARMACEUTICALS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents

Page(s)

Financial Statements

Consolidated Balance Sheets-Unaudited	F-1

Consolidated Statements of Operations-Unaudited	F-2

Consolidated Statements of Cash Flows-Unaudited	F-3

Notes to Consolidated Financial Statements-Unaudited	F-4

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,946,696	$758,316
Accounts receivable	15,298,959	11,700,841
Inventories	560,522	315,745
Prepaid expenses and other receivables	5,735,741	2,926,505
Total Current Assets	23,541,918	15,701,407

Property and equipment, net	5,513,242	5,930,467

Intangible assets, net	7,202,230	7,365,765

Total Assets	$36,257,390	$28,997,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,305,913	$2,191,976
Customer and other deposits	2,705,470	2,592,250
Value-added tax payable	918,241	527,103
Income tax payable	1,359,276	413,205
Total Current Liabilities	7,288,900	5,724,534

Commitment

Stockholders' Equity
Series A, convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
None issued and outstanding	-	-
Undesignated preferred stock, $.001 par value, 5,000,000 shares authorized,
None issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
23,240,899 shares issued and outstanding at June 30, 2009 and December 31, 2008	23,241	23,241
Additional paid-in capital	10,430,168	10,430,168
Statutory reserves	5,731,880	1,585,383
Retained earnings	12,534,367	10,996,655
Accumulated other comprehensive income	248,834	237,658
Total Stockholders' Equity	28,968,490	23,273,105

Total Liabilities and Stockholders' Equity	$36,257,390	$28,997,639

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales, net	$13,245,042	$9,420,774	$20,692,706	$16,231,033

Cost of sales	3,509,754	4,028,527	6,168,561	6,667,206

Gross profit	9,735,288	5,392,247	14,524,145	9,563,827

Selling, general and administrative expenses	4,271,308	3,374,617	6,751,292	5,427,295

Income from operations	5,463,980	2,017,630	7,772,853	4,136,532

Other Income (Expense)
Interest income	183	1,442	493	1,521
Interest expense	-	(15,529)	-	(29,482)
Impairment loss on building	(248,730)	-	(248,730)	-
Foreign exchange loss	(10)	-	(10)	-
Total other Income (Expense)	(248,557)	(14,087)	(248,247)	(27,961)

Income before income taxes	5,215,423	2,003,543	7,524,606	4,108,571

Provision for income taxes	1,360,246	245,577	1,840,397	529,475

Net income	$3,855,177	$1,757,966	$5,684,209	$3,579,096

Net income per common share
Basic	$0.17	$0.08	$0.24	$0.16
Diluted	$0.16	$0.08	$0.24	$0.15

Weighted average common shares outstanding
Basic	23,240,899	22,152,311	23,240,899	22,152,311
Diluted	23,659,071	23,240,899	23,659,071	23,240,899

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,684,209	$3,579,096
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	332,468	319,598
Provision for doubtful accounts	-	186,085
Impairment loss on building	248,730	-
Changes in operating assets and liabilities:
Accounts receivable	(3,582,534)	(6,163,071)
Inventories	(244,529)	(141,382)
Deposit	-	(276,775)
Prepaid expenses and other receivables	(2,799,533)	(336,134)
Accounts payable and accrued expenses	103,336	992,489
Customer and other deposits	109,774	17,218
VAT tax payable	390,657	102,520
Income tax payable	946,113	46,484
Net cash provided by (used in) operating activities	1,188,691	(1,673,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(439)	(21,778)
Net cash provided by (used in) Investing activities	(439)	(21,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	128	103,769

Net Increase (Decrease) in cash and cash equivalents	1,188,380	(1,591,881)

Cash and cash equivalents, beginning balance	758,316	2,286,419

Cash and cash equivalents, ending balance	$1,946,696	$694,538

SUPPLEMENTAL DISCLOSURES:
Interest payments	$-	$29,344
Income tax payments	$480,620	$482,992

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement.  During the six months ended June 30, 2009, the foreign currency translation adjustments to the Company’s comprehensive income were $11,176.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $133,572 and $134,789 as at June 30, 2009 and December 31, 2008, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to market value, if lower. Inventories consist of the following:

	June 30,	December 31,
	2009	2008

Raw materials	$206,739	$29,387
Work in process	129,223	8,597
Finished goods	224,560	277,761
	$560,522	$315,745

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

Real property	50 years
Machinery & equipment	15 years
Leasehold improvements	10 years
Computers & office equipment	5 years

Property, plant & equipment consist of the following:

	June 30,	December 31,
	2009	2008

Real property	$4,144,642	$4,393,371
Machinery & equipment	541,063	541,063
Leasehold improvements	1,946,831	1,946,831
Furniture & fixtures	63,420	62,982
Vehicle	19,437	19,437
	6,715,393	6,963,684
Less: Accumulated depreciation	(1,202,151)	(1,033,217)
	$5,513,242	$5,930,467

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

Land use right	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	June 30,	December 31,
	2009	2008

Land use right	$6,478,769	$6,478,769
Proprietary technologies	1,511,544	1,511,544
	7,990,313	7,990,313
Less: Accumulated amortization	(788,083)	(624,548)
	$7,202,230	$7,365,765

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The estimated future amortization expenses related to intangible asset as of June 30, 2009 are as follows:

Years Ending December 31,
2009, six months	163,600
2010	327,200
2011	327,200
2012	327,200
2013	327,200
Thereafter	5,729830

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, as of June 30, 2009, there was $248,730 impairment loss on a plant building.

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

The Company did not issue any stock options to employees during the six months ended June 30, 2009, therefore pro forma disclosures are not required.

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

Recent accounting pronouncements

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the impact of this adoption to be material.

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

Note 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables include a deposit for acquiring land and prepaid advertising expenses. The Company made a deposit for acquiring 8.6 acres land located in Xi'an for building a raw material processing plant. The deposit amount was approximately $3.65 million (RMB 25 million).

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

Common stock

At June 30, 2009, the Company has 100,000,000 shares of common stock authorized and 23,240,899 shares issued and outstanding at par value $0.001 per share.

Warrants

The Company has issued warrants to purchase its common stock in the 2007 private placement of Series A Convertible Preferred Stock. The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

The following table summarizes the activity for the warrants for the six months ended June 30, 2009

		Weighted
	Underlying	Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2008	1,088,588	$1.00
Issued/(exercised)	-	-
Warrants outstanding, June 30, 2009	1,088,588	$1.00

Exercisable as of June 30, 2009	1,088,588	$1.00

Note 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Six Months Ended June 30,
	2009	2008

Basic net income per share:
Numerator:
Net income used in computing basic net income per share	$5,684,209	$3,579,096
Net income applicable to common shareholders	$5,684,209	$3,579,096

Denominator:
Weighted average common shares outstanding	23,240,899	22,152,311
Basic net income per share	$0.24	$0.16

Diluted net income per share:
Numerator:
Net income used in computing diluted net income per share	$5,684,209	$3,579,096
Net income applicable to common shareholders	$5,684,209	$3,579,096

Denominator:
Weighted average common shares outstanding	23,240,899	22,152,311
Weighted average effect of dilutive securities:
Convertible preferred stocks	-	1,088,588
Stock warrants	418,172	-
Shares used in computing diluted net income per share	23,659,071	23,240,899
Diluted net income per share	$0.24	$0.15

Note 6 - INCOME TAXES

The Company was incorporated in the United States of America and has operations in two tax jurisdictions - the United States of America (“USA”) and the PRC. For the operation in the USA, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses in the United States as of June 30, 2009. The Company generated substantially all of its net income from its PRC operations for the six months ended June 30, 2009 and has recorded income tax provision for the period.

United States of America

As of June 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $132,328 available to offset future taxable income in the USA. The net operating loss carryforwards will expire, if unused, in varying amounts through the year ending December 31, 2029. The deferred tax assets for the USA operation at June 30, 2009 consists mainly of net operating loss carryforwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.
The following table sets forth the significant components of the net deferred tax assets for operation in the USA as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$51,100	$50,200
Total deferred tax assets	51,100	50,200
Less: valuation allowance	(51,100)	(50,200)
Net deferred tax assets	$-	$-

China

The Company’s subsidiary and VIE were incorporated in the PRC which is governed by the Income Tax Law of the PRC and various local income tax laws (the “Income Tax Laws"). Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption followed by two years with a 50% reduction in the tax rate, commencing the first profitable year.  The VIE’s application for an income tax reduction was accepted on December 4, 2005 by the Tax Department of Xian Yang Government.  That is a reduction of income tax payable by 50% from January 1, 2007 to December 31, 2008 and an exemption from income tax from January 1, 2005 to December 31, 2006.  The deferred tax assets for the Company’s China subsidiary and VIE were immaterial at June 30, 2009.

The income tax expenses for China operation consist of the following:

	Six Months Ended June 30,
	2009	2008

Income tax provision	$1,840,397	$529,475
Change in deferred tax assets	-	-
Change in valuation allowance	-	-
Income tax expenses	$1,840,397	$529,475

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the six months ended June 30, 2009 and 2008, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2009 and December 31, 2008, the Company’s VIE had allocated $5,731,880 and $1,585,383 to these non-distributable reserve funds, respectively.

Note 8 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income (loss) included in stockholders’ equity at June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008

Accumulated other comprehensive income (loss), beginning of period	$237,658	$(53,517)
Change in cumulative translation adjustment	11,176	291,175
Accumulated other comprehensive income, end of period	$248,834	$237,658

Note 9 - COMMITMENT

Lease Agreements

The Company utilizes office space provided by one of its directors at no cost.

Note 11 - SEGMENT INFORMATION

 The following is a summary of revenues by reportable business:

	Six Months Ended
	June 30,
	2009	2008

Xin Aoxing Oleanolic Acid Capsule	$12,780,204	$8,744,532
Taohuasan Pediatrics Medicine	1,954,367	2,257,019
Gan Wang Compound Paracetamol Capsule	1,790,273	1,776,468
Tianqi Dysmenorrhea Capsule	2,484,057	1,838,341
Danshen Granule	1,656,841	1,614,673
Healthcare supplement products	26,964	-

	$20,692,706	$16,231,033

Note 12- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 13– SUBSEQUENT EVENT

Subsequent to June 30, 2009, the Company consummated a sale of a plant building for about $2.7 million (RMB 18.5 million) which was included in the “customer and other deposits” at June 30, 2009.  Impairment loss on the building of $248,730 was recorded in the quarter ended June 30, 2009.

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

Aoxing Pharmaceutical currently has five state approved drugs on the market as listed below, with additional ten drugs in development, and derives all of its revenues in China.

■           Xin AoXing Oleanolic Acid Capsule: an over-the-counter (“OTC”) drug that treats chronic hepatitis B disease.
■           Compound Paracetamol & Amantadine Hydrochloride Capsule: an OTC drug that treats common cold.
■           Danshen Granule: a prescription drug treating coronary heart disease, myocardditis and angina pectoris.
■           Pediatrics Medicine: a prescription drug used for treating children’s cough and respiratory tract infection.
■           Tianqi Dysmenorrhea: an OTC traditional Chinese medicine for treating dysmenorrhea.

The best-selling product of Aoxing Pharmaceutical, Xin Aoxing Oleanolic Acid Capsule, is China’s only SFDA approved OTC capsule treating Hepatitis B currently being sold on the market and a national recognized brand name. Xin Aoxing Oleanolic Acid Capsule meets the requirements of China’s “Chronic Hepatitis Prevention Guide” and is listed as a designated quality product for Hepatitis B in China.

Aoxing Pharmaceutical currently has three patents pending approval. Its marketing network covers 21 provinces and it sells products in more than 30 provinces throughout China.

RECENT DEVELOPMENT

We have acquired an 8.6 acre plot of land located in Xi'an and commenced the construction of a pharmaceutical raw material processing plant on the land acquired which is expected to be operational by the end of 2009. We anticipate that we will use approximately 25% of the harvested and processed herbal raw materials for our internal production and will sell the remaining inventory to regional wholesalers.

We have received approval from the local government to produce three new nutritional supplements, Yizi Capsules, Tangning Capsules, and Shengjing Capsules, and expect initial revenues to be generated in the third quarter of 2009.

The merger and acquisition strategic plan of Aoxing Pharmaceutical contemplates the acquisition of four or five pharmaceutical manufacturers and one medical supplement company over the next five-year period. Currently, Aoxing Pharmaceutical is still searching for and reviewing acquisition opportunities.  In the event that we obtain future financing, we may use the funds for future acquisitions. The amount of future financing we are able to obtain will affect Aoxing Pharmaceutical’s acquisition decisions.

Aoxing Pharmaceutical’s goal is to have its various pharmaceutical and medical supplement products, such as medicines for hepatitis, gynecopathy and various male diseases, and other conditions, distributed to 31 provinces in China and to approximately 300 cities, and ultimately become the pharmaceutical industry leader in northwestern China.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had cash and cash equivalents of approximately $1.9 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. We plan to review acquisition opportunities as a strategy for further growth. We expect to be the primary financing vehicle for Aoxing Pharmaceutical and will forward them the equity financing proceeds we receive.  The additional funds would be provided to Aoxing Pharmaceutical through Shaanxi Biostar; the funds would be accounted for as loan to Aoxing Pharmaceutical and would be eliminated during consolidation. The loan would not be interest bearing and would not be evidenced by a written note.

Net cash provided by operating activities for the six months ended June 30, 2009 was $1.2 million. This was primarily due to the net income of $5.7 million, adjusted by non-cash related expenses including depreciation and amortization of $0.3 million and impairment loss on building of $0.2 million, offset by a net decrease in working capital items of $5.1 million. The net decrease in working capital items was mainly due to an increase in accounts receivable resulting from an increase in sales and relatively slower customer payments during the current economic slowdown. The increase in prepayments for acquiring the 8.6 acre plot of land and advertising expenses and increase in inventories also contributed to the net decrease in working capital items. The net decrease in working capital items was partially offset by the increases in VAT tax payable and income tax payable.

Net cash used in operating activities for the six months ended June 30, 2008 was $1.7 million. This was primarily due to the net income of $3.6 million, adjusted by non-cash related expenses including depreciation and amortization of $0.3 million, and allowance for doubtful accounts of $0.2 million, offset by a net decrease in working capital items of $5.8 million. The net decrease in working capital items was mainly due to an increase in accounts receivable, which resulted from the significant increase in revenues during the six months ended June 30, 2008 and the longer credit term provided to customers as part of the sales promotion (for customers with two years or more business relationship, the payment term may be extended to six months as opposed to the general payment term of three months), the increase in prepayments to suppliers, and the increase in inventories to prepare for the ongoing sales promotion. The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses, VAT tax payable and income tax payable.

Net cash used in investing activities for the six months ended June 30, 2009 was $439, primarily due to a very small capital expenditure on furniture.

Net cash used in investing activities for the six months ended June 30, 2008, was $0.02 million, primarily due to capital expenditures on equipment and vehicles.

RESULTS OF OPERATIONS

         NET SALES.

	Three Months Ended June 30,				% of
	2009		2008		change
Xin Aoxing Oleanolic Acid Capsule	$8,943,524	67%	$4,857,152	52%	84%
Taohuasan Pediatrics Medicine	1,031,998	8%	1,426,071	15%	-28%
Gan Wang Compound Paracetamol Capsule	1,013,718	8%	1,051,678	11%	-4%
Tianqi Dysmenorrhea Capsule	1,383,717	10%	1,104,974	12%	25%
Danshen Granule	872,085	7%	980,899	10%	-11%
Healthcare supplement products	-	-	-	-	n/a
Total net sales	$13,245,042	100%	$9,420,774	100%	41%

	Six Months Ended June 30,				% of
	2009		2008		change
Xin Aoxing Oleanolic Acid Capsule	$12,780,204	62%	$8,744,532	54%	46%
Taohuasan Pediatrics Medicine	1,954,367	9%	2,257,019	14%	-13%
Gan Wang Compound Paracetamol Capsule	1,790,273	9%	1,776,468	11%	1%
Tianqi Dysmenorrhea Capsule	2,484,057	12%	1,838,341	11%	35%
Danshen Granule	1,656,841	8%	1,614,673	10%	3%
Healthcare supplement products	26,964	-	-	-	n/a
Total net sales	$20,692,706	100%	$16,231,033	100%	27%

During the quarter and six months ended June 30, 2009, total net sales increased by approximately $3.8 million or 41% and $4.5 million or 27%, respectively, compared to the same periods of 2008. This was primarily due to the sales increases in two of Aoxing Pharmaceutical’s five state approved drugs, Xin Aoxing Oleanolic Acid Capsule and Tianqi Dysmenorrhea Capsule. The sales of Xin Aoxing Oleanolic Acid Capsule increased because we expanded its sales into two more provinces through local wholesalers. The sales of Tianqi Dysmenorrhea Capsule increased mainly due to the continued implementation of the “new rural cooperative medical supply network plan” which markets directly to consumers in China’s rural area through retail pharmacies at higher retail price. Domestic Chinese customers still accounted for 100% of total sales.

COST OF SALES.

	Three Months Ended June 30,				% of
	2009		2008		change
Xin Aoxing Oleanolic Acid Capsule	$1,450,307	41%	$1,551,013	38%	-6%
Taohuasan Pediatrics Medicine	359,413	10%	387,809	10%	-7%
Gan Wang Compound Paracetamol Capsule	548,803	16%	596,728	15%	-8%
Tianqi Dysmenorrhea Capsule	493,251	14%	429,445	11%	15%
Danshen Granule	657,980	19%	1,063,532	26%	-38%
Healthcare supplement products	-	-	-	-	n/a
Total cost of sales	$3,509,754	100%	$4,028,527	100%	-13%

	Six Months Ended June 30,				% of
	2009		2008		change
Xin Aoxing Oleanolic Acid Capsule	$2,292,855	38%	$2,620,242	39%	-12%
Taohuasan Pediatrics Medicine	682,653	11%	667,870	10%	2%
Gan Wang Compound Paracetamol Capsule	973,629	16%	992,774	15%	-2%
Tianqi Dysmenorrhea Capsule	888,105	14%	662,402	10%	34%
Danshen Granule	1,304,668	21%	1,723,918	26%	-24%
Healthcare supplement products	26,651	-	-	-	n/a
Total cost of sales	$6,168,561	100%	$6,667,206	100%	-7%

Compared to the same periods of 2008, cost of sales decreased about $0.5 million or 13% and $0.5 million or 7%, respectively, in the quarter and six months ended June 30, 2009. This was primarily due to the decrease in the raw material prices of Xin Aoxing Oleanolic Acid Capsule and Danshen Granule as the main area that produces those raw materials, Sichuan province, has been recovering from the 2008 earthquake and has resumed production of raw herb materials.  The aftermath of the earthquake in Sichuan province in 2008 had initially affected the supply of raw materials from this region and increased their prices. The decrease in the net sales of Taohuasan Pediatrics Medicine also contributed to the decrease in the cost of sales. The increase in the cost of Tianqi Dysmenorrhea Capsule was mainly due to the increase in this product’s net sales.

GROSS PROFIT.

	Three Months Ended June 30,
	2009		2008
		gross profit		gross profit	% of
		margin		margin	change
Xin Aoxing Oleanolic Acid Capsule	$7,493,217	84%	$3,306,139	68%	127%
Taohuasan Pediatrics Medicine	672,585	65%	1,038,262	73%	-35%
Gan Wang Compound Paracetamol Capsule	464,915	46%	454,950	43%	2%
Tianqi Dysmenorrhea Capsule	890,466	64%	675,529	61%	32%
Danshen Granule	214,105	25%	(82,633)	-8%	-359%
Healthcare supplement products	-	n/a	-	-	n/a
Total	$9,735,288	74%	$5,392,247	57%	81%

	Six Months Ended June 30,
	2009		2008
		gross profit		gross profit	% of
		margin		margin	change
Xin Aoxing Oleanolic Acid Capsule	$10,487,349	82%	$6,124,290	70%	71%
Taohuasan Pediatrics Medicine	1,271,714	65%	1,589,149	70%	-20%
Gan Wang Compound Paracetamol Capsule	816,644	46%	783,694	44%	4%
Tianqi Dysmenorrhea Capsule	1,595,952	64%	1,175,939	64%	36%
Danshen Granule	352,173	21%	(109,245)	-7%	-422%
Healthcare supplement products	313	1%	-	-	n/a
Total	$14,524,145	70%	$9,563,827	59%	52%

Gross profit increased $4.3 million or 81% and $5.0 million or 52%, respectively, in the quarter and six months ended June 30, 2009 compared to the same periods of 2008. The increase in gross profits was due primarily to the increase in net sales of Xin Aoxing Oleanolic Acid Capsule by selling to two more provinces and Tianqi Dysmenorrhea Capsule achieved through targeting China's rural retail market via the “new rural cooperative medical supply network plan”.

The overall gross profit margin increased 17 percentage points and 11 percentage points in the quarter and six months ended June 30, 2009 compared to the same periods of 2008. These increases were primarily due to the increase in the gross profit margin of Xin Aoxing Oleanolic Acid Capsule and Danshen Granule as a result of the afore-mentioned decreases in their raw material prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

	Three Months Ended June 30,
	2009		2008
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and administrative expenses	$4,271,308	32%	$3,374,617	36%	27%

	Six Months Ended June 30,
	2009		2008
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and administrative expenses	$6,751,292	33%	$5,427,295	33%	24%

The year-over-year increases in dollar amount and as a percentage of total net sales for the quarter and six months ended June 30, 2009 were mainly due to the increase in promotional and advertising expenditures of $0.5 million and $0.6 million, respectively, the increases in sales commissions and sales personnel expenses of $0.3 million and $0.6 million, respectively, and the increase in travel expenses of $0.01 million and $0.07 million, respectively, all resulting from the ongoing market expansion, and also due to increase in sales related tax levy of $0.7 million and $0.8 million, respectively, as a result of increased revenue. The increases in selling, general and administrative expenses were partially offset by the decreases in provision for doubtful accounts of $0.1 million and $0.2 million, respectively, and savings on shipping expenses of $0.02 million and $0.05 million, respectively, in the quarter and six months ended June 30, 2009.

INTEREST EXPENSE.

We did not incurred interest expenses for the quarter and six months ended June 30, 2009, compared to $0.02 million and $0.03 million for the same periods of 2008, respectively. The year-over-year decreases were mainly because the short-term bank loan was paid off at September 30, 2008.

IMPAIRMENT LOSS ON BUILDING.

In the quarter and six months ended June 30, 2009, we recorded impairment loss on building of $0.3 million for a sale of plant building consummated in July 2009.

PROVISION FOR INCOME TAXES.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Provision for income taxes	$1,360,246	$245,577	$1,840,397	$529,475
Effective tax rate	26%	12%	24%	13%

Our effective tax rates increased in the quarter and six months ended June 30, 2009 compared to the same periods of 2008 primarily as a result of the expiration of the 50% income tax reduction. Based on our current operating structure and the preferential tax treatments available to us in China, our China operation, Aoxing Pharmaceutical qualified as a high-tech enterprise entitled to a 50% income tax reduction from January 1, 2007 to December 31, 2008. As the tax incentive expired on December 31, 2008, the statutory income tax rate for Aoxing Pharmaceutical increased to 25%.

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

The following table sets out the aging of our accounts receivable for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of June 30, 2009	$15,432,530	$6,217,570	$4,668,828	$2,947,058	$1,224,046	$375,028	-
As of December 31, 2008	$11,835,630	$3,627,709	$4,102,305	$2,807,852	$887,760	$408,638	$1,366

The following table presents the days sales outstanding calculated based on sales and accounts receivables in RMB term for the quarter and six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
Days sales outstanding	134	117

The number of days that sales were outstanding increased to 134 days for the six months ended June 30, 2009 from 117 days for the same period last year was due to slower payments of customers during the current economic slowdown.

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

We did not issue any stock options to employees during the six months ended June 30, 2009, therefore pro forma disclosures are not required.

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

CONTRACTUAL OBLIGATIONS

We have no contractual obligations as of June 30, 2009.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

On July 25, 2009, the Company consummated a sale of a plant building and related facilities for about $2.7 million (RMB 18.5 million). The sale was consummated pursuant to an agreement dated December 19, 2004 between Aoxing Pharmaceutical and Xianyang City Industrial and Commercial Administrative Bureau. The payment price was to be paid in installments, with the final installment due December 31, 2006, however the final installment of RMB 1 million was delayed until June 28, 2009 and completion of paperwork with the PRC government reflecting the sale was not completed until July 25, 2009.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	10.1	Real Estate Transfer Agreement, dated December 19, 2004, by and between Aoxing Pharmaceutical and Xianyang City Industrial and Commercial Administrative Bureau.
2	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

4	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

5	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Date: August 13, 2009
/s/ Ronghua Wang
Ronghua Wang
Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2009
/s/ Elaine Lanfeng Zhao
Elaine Lanfeng Zhao
Chief Financial Officer (Principal Financial and Accounting Officer)