Form 10-Q
period 2009-09-30
Biostar Pharmaceuticals, Inc.
filed 2009-11-12
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 333-147363

BIOSTAR PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation ororganization)	20-5101287 (I.R.S. Employer Identification No.)
No. 588 Shiji Xi Road, Xianyang, Shaanxi Province, The People’s Republic of China (Address of principal executive offices)	712046 (Zip Code)
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

As of November 10, 2009, there are 23,240,899 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
BIOSTAR PHARMACEUTICALS, INC.

BIOSTAR PHARMACEUTICALS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$2,448,667	$758,316
Accounts receivable	17,851,863	11,700,841
Inventories	706,624	315,745
Prepaid expenses and other receivables	5,617,468	2,926,505
Total Current Assets	26,624,622	15,701,407

Property and equipment, net	3,301,541	5,930,467

Intangible assets, net	7,147,701	7,365,765

Total Assets	$37,073,864	$28,997,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,446,257	$2,191,976
Customer and other deposits	105,066	2,592,250
Value-added tax payable	1,000,837	527,103
Income tax payable	988,791	413,205
Total Current Liabilities	4,540,951	5,724,534

Commitment

Stockholders' Equity
Series A, convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
None issued and outstanding	-	-
Undesignated preferred stock, $.001 par value, 5,000,000 shares authorized,
None issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
23,240,899 shares issued and outstanding at September 30, 2009 and December 31, 2008	23,241	23,241
Additional paid-in capital	10,430,168	10,430,168
Statutory reserves	2,487,480	1,585,383
Retained earnings	18,904,913	10,996,655
Accumulated other comprehensive income	687,111	237,658
Total Stockholders' Equity	32,532,913	23,273,105

Total Liabilities and Stockholders' Equity	$37,073,864	$28,997,639

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales, net	$15,556,345	$7,541,534	$36,249,051	$23,772,567

Cost of sales	3,585,143	3,756,445	9,753,704	10,423,651

Gross profit	11,971,202	3,785,089	26,495,347	13,348,916

Selling, general and administrative expenses	7,857,258	3,126,704	14,608,550	8,553,999

Income from operations	4,113,944	658,385	11,886,797	4,794,917

Other Income (Expense)
Interest income	488	841	981	2,362
Interest expense	-	(10,463)	-	(39,945)
Loss on disposal of building	-	-	(248,730)	-
Foreign exchange loss	-	-	(10)	-
Total other Income (Expense)	488	(9,622)	(247,759)	(37,583)

Income before income taxes	4,114,432	648,763	11,639,038	4,757,334

Provision for income taxes	988,286	89,580	2,828,683	619,055

Net income	$3,126,146	$559,183	$8,810,355	$4,138,279

Net income per common share
Basic	$0.13	$0.03	$0.38	$0.19
Diluted	$0.13	$0.02	$0.37	$0.18

Weighted average common shares outstanding
Basic	23,240,899	22,152,311	23,240,899	22,152,311
Diluted	23,720,233	23,240,899	23,720,233	23,240,899

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,810,355	$4,138,279
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	470,833	485,051
Provision for doubtful accounts	-	186,085
Loss on disposal of building	248,730	-
Changes in operating assets and liabilities:
Accounts receivable	(6,118,030)	(6,101,916)
Inventories	(389,966)	(111,725)
Deposit	-	(285,676)
Prepaid expenses and other receivables	(1,505,755)	27,210
Accounts payable and accrued expenses	241,181	1,132,285
Customer and other deposits	63,363	(18,942)
VAT tax payable	472,244	134,787
Income tax payable	574,387	(128,161)
Net cash provided by (used in) operating activities	2,867,342	(542,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,897)	(51,400)
Deposit for acquisition of land use right	(1,169,529)	-
Net cash provided by (used in) Investing activities	(1,179,426)	(51,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term bank loan	-	(554,508)
Net cash provided by (used in) financing activities	-	(554,508)

Effect of exchange rate changes on cash and cash equivalents	2,435	105,262

Net Increase (Decrease) in cash and cash equivalents	1,690,351	(1,043,369)

Cash and cash equivalents, beginning balance	758,316	2,286,419

Cash and cash equivalents, ending balance	$2,448,667	$1,243,050

SUPPLEMENTAL DISCLOSURES:
Interest payments	$-	$39,807
Income tax payments	$1,947,703	$747,217

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Consummation of disposal of building	$2,555,510	$-

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

These contractual arrangements completed on November 1, 2007 provide that Shaanxi Biostar has controlling interest in Aoxing Pharmaceutical as defined by FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), included in the FASB Accounting Standards Codification (‘Codification’) as Accounting Standards Codification (‘ASC”) 810, Consolidation, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, included in the Codification as ASC 810, Consolidation, which requires Shaanxi Biostar to consolidate the financial statements of Aoxing Pharmaceutical and ultimately consolidate with its parent company, Biostar (see Note 2 “Principles of Consolidation”).

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation, included in the Codification as ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity, included in the Codification as ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the income statement.  During the nine months ended September 30, 2009, the foreign currency translation adjustments to the Company’s comprehensive income were $449,453.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $133,712 and $134,789 as at September 30, 2009 and December 31, 2008, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to market value, if lower. Inventories consist of the following:

	September 30,	December 31,
	2009	2008

Raw materials	$360,032	$29,387
Work in process	54,671	8,597
Finished goods	291,921	277,761
	$706,624	$315,745

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Real property	50 years
Machinery & equipment	15 years
Leasehold improvements	10 years
Computers & office equipment	5 years

Property, plant & equipment consist of the following:

	September 30,	December 31,
	2009	2008

Real property	$1,528,543	$4,393,371
Machinery & equipment	541,063	541,063
Leasehold improvements	1,956,289	1,946,831
Furniture & fixtures	63,420	62,982
Vehicle	19,437	19,437
	4,108,752	6,963,684
Less: Accumulated depreciation	(807,211)	(1,033,217)
	$3,301,541	$5,930,467

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The components of finite-lived intangible assets are as follows:

	September 30,	December 31,
	2009	2008

Land use right	$6,478,769	$6,478,769
Proprietary technologies	1,511,544	1,511,544
	7,990,313	7,990,313
Less: Accumulated amortization	(842,612)	(624,548)
	$7,147,701	$7,365,765

The estimated future amortization expenses related to intangible asset as of September 30, 2009 are as follows:

Years Ending December 31,
2009, three months	81,800
2010	327,200
2011	327,200
2012	327,200
2013	327,200
Thereafter	5,757,101

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business, included in the Codification as ASC 225, Income Statement. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of September 30, 2009, there was $248,730 loss on disposal of a plant building.

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company does not allow its customers to return products.  The Company’s customers can exchange products only if they are damaged in transportation.

Stock-Based Compensation

In December 2004, the FASB issued FASB Statement No. 123R ("SFAS 123R"), "Share-Based Payment, included in the Codification as ASC 718, Compensation—Stock Compensation, an Amendment of FASB Statement No. 123". SFAS 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective beginning in the Company's first quarter of fiscal 2006.

The Company did not issue any stock options to employees during the nine months ended September 30, 2009, therefore pro forma disclosures are not required.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes SFAS No. 109, Accounting for Income Taxes, included in the Codification as ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

On January 1, 2007, The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), included in the Codification as ASC 740, Income Taxes. The topic addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Statement of Cash Flows

In accordance with SFAS No. 95, Statement of Cash Flows, included in the Codification as ASC 230, Statement of Cash Flows, cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information, included in the Codification as ASC 280, Segment Reporting, requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

For the Company, the reportable business segments are based on products.

F-10

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”), expected to be included in the FASB Accounting Standards Codification (‘Codification’) as Accounting Standards Codification (‘ASC 860”), Transfers and Servicing. This topic improves the comparability of information that a reporting entity provides regarding transfers of financial assets and the effects on its financial statements. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that this topic will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), expected to be included in the Codification as ASC 810, Consolidation. This topic changes the consolidation guidance applicable to a variable interest entity. Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”), included in the Codification as ASC 105, Generally Accepted Accounting Principles. This topic is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. This topic is effective for interim and annual reporting periods ending after September 15, 2009. On September 30, 2009, the Company adopted this topic, which has no effect on the Company’s financial statements as it is for disclosure purposes only.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), included in the Codification as ASC 855, Subsequent Events. This topic establishes the period in which management of a reporting entity should evaluate events and transactions for recognition or disclosure in the financial statements. It also describes the circumstances under which an entity should recognize events or transactions that occur after the balance sheet date. This topic is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of this topic to have a material effect on its financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), included in the Codification as ASC 810-10-65-1. This topic establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This topic also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This topic is effective for fiscal years beginning October 1, 2009. The Company does not expect the impact of the adoption of SFAS 160 to be material.

Note 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables include a deposit for acquiring land use right and prepaid advertising expenses. The Company made a deposit for acquiring 8.6 acres land use right located in Xi'an for building a raw material processing plant. The deposit amount was approximately $4.1 million (RMB 28 million).

F-10

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
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

Common stock

At September 30, 2009, the Company has 100,000,000 shares of common stock authorized and 23,240,899 shares issued and outstanding at par value $0.001 per share.

Warrants

The Company has issued warrants to purchase its common stock in the 2007 private placement of Series A Convertible Preferred Stock. The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following table summarizes the activity for the warrants for the nine months ended September 30, 2009

		Weighted
	Underlying	Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2008	1,088,588	$1.00
Issued/(exercised)	-	-
Warrants outstanding, September 30, 2009	1,088,588	$1.00

Exercisable as of September 30, 2009	1,088,588	$1.00

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Nine Months Ended September 30,
	2009	2008

Basic net income per share:
Numerator:
Net income used in computing basic net income per share	$8,810,355	$4,138,279
Net income applicable to common shareholders	$8,810,355	$4,138,279

Denominator:
Weighted average common shares outstanding	23,240,899	22,152,311
Basic net income per share	$0.38	$0.19

Diluted net income per share:
Numerator:
Net income used in computing diluted net income per share	$8,810,355	$4,138,279
Net income applicable to common shareholders	$8,810,355	$4,138,279

Denominator:
Weighted average common shares outstanding	23,240,899	22,152,311
Weighted average effect of dilutive securities:
Convertible preferred stocks	-	1,088,588
Stock warrants	479,334	-
Shares used in computing diluted net income per share	23,720,233	23,240,899
Diluted net income per share	$0.37	$0.18

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 6 - INCOME TAXES

The Company was incorporated in the United States of America and has operations in two tax jurisdictions - the United States of America (“USA”) and the PRC. For the operation in the USA, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses in the United States as of September 30, 2009. The Company generated substantially all of its net income from its PRC operations for the nine months ended September 30, 2009 and has recorded income tax provision for the period.

United States of America

As of September 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $132,145 available to offset future taxable income in the USA. The net operating loss carryforwards will expire, if unused, in varying amounts through the year ending December 31, 2029. The deferred tax assets for the USA operation at September 30, 2009 consists mainly of net operating loss carryforwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the USA as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$51,000	$50,200
Total deferred tax assets	51,000	50,200
Less: valuation allowance	(51,000)	(50,200)
Net deferred tax assets	$-	$-

China

The Company’s subsidiary and VIE were incorporated in the PRC which is governed by the Income Tax Law of the PRC and various local income tax laws (the “Income Tax Laws"). Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption followed by two years with a 50% reduction in the tax rate, commencing the first profitable year.  The VIE’s application for an income tax reduction was accepted on December 4, 2005 by the Tax Department of Xian Yang Government.  That is a reduction of income tax payable by 50% from January 1, 2007 to December 31, 2008 and an exemption from income tax from January 1, 2005 to December 31, 2006.  The deferred tax assets for the Company’s China subsidiary and VIE were immaterial at September 30, 2009.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 6 - INCOME TAXES (CONTINUED)

The income tax expenses for China operation consist of the following:

	Nine Months Ended September 30,
	2009	2008

Income tax provision	$2,828,683	$619,055
Change in deferred tax assets	-	-
Change in valuation allowance	-	-
Income tax expenses	$2,828,683	$619,055

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the nine months ended September 30, 2009 and 2008, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2009 and December 31, 2008, the Company’s VIE had allocated $2,487,480 and $1,585,383 to these non-distributable reserve funds, respectively.

Note 8 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income (loss) included in stockholders’ equity at September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008

Accumulated other comprehensive income (loss), beginning of period	$237,658	$(53,517)
Change in cumulative translation adjustment	449,453	291,175
Accumulated other comprehensive income, end of period	$687,111	$237,658

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 9 - COMMITMENT

Lease Agreement

The Company utilizes office space provided by one of its directors at no cost.

Research and Development (“R&D”) Agreement

On November 10, 2008, the Company entered into an agreement with Lanzhou Military Area Lian Qin Department Medical Equipment Examination Center (“Lanzhou Military”) to develop a new Military Special Needs Medicine, Zushima Analgesic Aerosol Spray (“Zushima”). Pursuant to the agreement, the Company paid Lanzhou Military RMB 3,500,000 in the third quarter of 2009 for R&D expenses and is obligated to pay Lanzhou Military additional RMB 500,000 ($73,125 translated at $1=RMB 6.8376) for new drug permit application fee upon receiving the drug permit.

Note 10 - SEGMENT INFORMATION

The following is a summary of revenues by reportable business:

	Nine Months Ended September 30,
	2009	2008

Xin Aoxing Oleanolic Acid Capsule	$24,771,067	$12,725,407
Taohuasan Pediatrics Medicine	2,848,224	3,162,522
Gan Wang Compound Paracetamol Capsule	2,785,964	2,689,609
Tianqi Dysmenorrhea Capsule	3,563,274	2,759,305
Danshen Granule	2,280,522	2,435,724

	$36,249,051	$23,772,567

Note 11- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 11- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS (CONTINUED)

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

Note 12– SUBSEQUENT EVENT

On November 2, 2009, the Company entered into and closed on a securities purchase agreement with certain accredited investors (the “Investors”) pursuant to which the Investors purchased 2,060,000 shares of its series B convertible preferred stock (“Series B Preferred Stock”) with attached warrants to purchase a total of 500,000 shares of its common stock (the “Warrants”) for an aggregate purchase price of $3,605,000.  The Series B Preferred Stock is convertible into 2,060,000 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plan," "project," "predict," "potential," "continue," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the management on the date hereof and we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

The best-selling product of Aoxing Pharmaceutical, Xin Aoxing Oleanolic Acid Capsule, is China’s only SFDA approved OTC capsule currently being sold on the market that treats Hepatitis B and a national recognized brand name. Xin Aoxing Oleanolic Acid Capsule meets the requirements of China’s “Chronic Hepatitis Prevention Guide” and is listed as a designated quality product for Hepatitis B in China.

Aoxing Pharmaceutical currently has two patents pending approval. Its marketing network covers 21 provinces and it sells products in more than 30 provinces throughout China.

RECENT DEVELOPMENTS

We have acquired an 8.6 acre plot of land located in Xi'an and commenced the construction of a pharmaceutical raw material processing plant on the land acquired which is expected to be operational by the end of 2009. We anticipate to use approximately 25% of the harvested and processed herbal raw materials for our internal production and to sell the remaining inventory to regional wholesalers.

As of September 30, 2009, we have expanded our rural supply network to 3,512 sales outlets and currently supply our 5 main drugs to these sales outlets. A sales outlet is a small pharmacy with average 300 square feet in a rural village which supplies the most commonly used drugs. We will continue to expand our rural supply network to cover more sales outlets.

The merger and acquisition strategic plan of Aoxing Pharmaceutical contemplates the acquisition of four or five pharmaceutical manufacturers and one medical supplement company over the next five-year period. Currently, Aoxing Pharmaceutical is searching for and reviewing acquisition opportunities however there are currently no binding commitments in place and there can be no assurance that any acquisitions will be available to us on acceptable terms.  While we believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months, we may seek to raise additional capital in order to fund future acquisitions. This financing may take the form of debt, convertible debt and/or equity. There can be no assurance that future financings will be available to us on acceptable terms.

LIQUIDITY AND CAPITAL RESOURCES

On November 2, 2009, we entered into and closed on a securities purchase agreement with certain accredited investors (the “Investors”) pursuant to which the Investors purchased 2,060,000 shares of our series B convertible preferred stock (“Series B Preferred Stock”) with attached warrants to purchase a total of 500,000 shares of our common stock (the “Warrants”) for an aggregate purchase price of $3,605,000.  The Series B Preferred Stock is convertible into 2,060,000 shares of our common stock.

The Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $3.00.  The Investors may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement.  In the event the Investors exercise the Warrants on a cashless basis, then we will not receive any proceeds.  The Company shall have the right at any time, on at least forty-five (45) day written notice, to redeem the outstanding Warrants at a price of one cent ($.01) per share provided the market price of the Company’s Common Stock shall equal or exceed $4.50 on each trading day for the consecutive twenty (20) trading days in the period ending on the trading day prior to the date that the Company intends to redeem the Warrants.

As of September 30, 2009, we had cash and cash equivalents of approximately $2.4 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

Net cash provided by operating activities for the nine months ended September 30, 2009 was $2.9 million. This was primarily due to the net income of $8.8 million, adjusted by non-cash related expenses including depreciation and amortization of $0.5 million and loss on disposable of building of $0.2 million, offset by a net decrease in working capital items of $6.7 million. The net decrease in working capital items was mainly due to an increase in accounts receivable resulting from increase in sales. The increase in prepayments for advertising expense and increase in inventories also contributed to the net decrease in working capital items. The net decrease in working capital items was partially offset by the increases in VAT tax payable and income tax payable.

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

Net cash used in investing activities for the nine months ended September 30, 2009 was $1,179,426, primarily due to the deposit for acquiring the 8.6 acres of land use right.

Net cash used in investing activities for the nine months ended September 30, 2008, was $51,400. This was primarily due to capital expenditures on equipment and vehicle of $51,400.

Net cash used in financing activities for the nine months ended September 30, 2008, was $554,508 representing the repayment of the short-term bank loan.

RESULTS OF OPERATIONS

         NET SALES.

	Three Months Ended September 30,				% of
	2009		2008		change
Xin Aoxing Oleanolic Acid Capsule	$11,963,899	77%	$3,980,875	53%	201%
Taohuasan Pediatrics Medicine	893,857	6%	905,503	12%	-1%
Gan Wang Compound Paracetamol Capsule	995,691	6%	913,141	12%	9%
Tianqi Dysmenorrhea Capsule	1,079,217	7%	920,964	12%	17%
Danshen Granule	623,681	4%	821,051	11%	-24%
Total net sales	$15,556,345	100%	$7,541,534	100%	106%

	Nine Months Ended September 30,				% of
	2009		2008		change
Xin Aoxing Oleanolic Acid Capsule	$24,771,067	68%	$12,725,407	54%	95%
Taohuasan Pediatrics Medicine	2,848,224	8%	3,162,522	13%	-10%
Gan Wang Compound Paracetamol Capsule	2,785,964	8%	2,689,609	11%	4%
Tianqi Dysmenorrhea Capsule	3,563,274	10%	2,759,305	12%	29%
Danshen Granule	2,280,522	6%	2,435,724	10%	-6%
Total net sales	$36,249,051	100%	$23,772,567	100%	52%

During the quarter and nine months ended September 30, 2009, total net sales increased by approximately $8.0 million or 106% and $12.5 million or 52%, respectively, compared to the same periods of 2008. This was primarily due to the sales increases in two of Aoxing Pharmaceutical’s five state approved drugs, Xin Aoxing Oleanolic Acid Capsule and Tianqi Dysmenorrhea Capsule. The sales of Xin Aoxing Oleanolic Acid Capsule increased because we expanded its sales into one more province through local wholesalers in the third quarter of 2009, in addition to the two provinces opened in the second quarter of 2009. The sales of Tianqi Dysmenorrhea Capsule increased for the quarter and nine months ended September 30, 2009 mainly due to the continued implementation of the “new rural cooperative medical supply network plan” which markets directly to consumers in China’s rural area through retail pharmacies at higher retail price. Domestic Chinese customers still accounted for 100% of total sales.

COST OF SALES.

	Three Months Ended September 30,				% of
	2009		2008		change
Xin Aoxing Oleanolic Acid Capsule	$1,897,787	53%	$1,501,404	40%	26%
Taohuasan Pediatrics Medicine	311,689	9%	359,521	10%	-13%
Gan Wang Compound Paracetamol Capsule	517,869	14%	561,883	15%	-8%
Tianqi Dysmenorrhea Capsule	385,865	11%	428,531	11%	-10%
Danshen Granule	471,933	13%	905,106	24%	-48%
Total cost of sales	$3,585,143	100%	$3,756,445	100%	-5%

	Nine Months Ended September 30,				% of
	2009		2008		change
Xin Aoxing Oleanolic Acid Capsule	$4,217,293	44%	$4,121,646	40%	2%
Taohuasan Pediatrics Medicine	994,342	10%	1,027,391	10%	-3%
Gan Wang Compound Paracetamol Capsule	1,491,498	15%	1,554,657	15%	-4%
Tianqi Dysmenorrhea Capsule	1,273,970	13%	1,090,933	10%	17%
Danshen Granule	1,776,601	18%	2,629,024	25%	-32%
Total cost of sales	$9,753,704	100%	$10,423,651	100%	-6%

Compared to the same periods of 2008, cost of sales decreased about $0.2 million or 5% and $0.7 million or 6%, respectively, in the quarter and nine months ended September 30, 2009.

For the third quarter of 2009, the decrease in cost of sales was primarily due to the decrease in the raw material prices of the Company’s all products as the main area that produces those raw materials, Sichuan province, is recovering from the earthquake and resuming the herb raw materials supply. Previously when the Sichuan province was devastated from the earthquake in 2008, it affected the supply of raw materials from this region and increased their prices. Despite the decrease in its raw material price, the cost of sales for Xin Aoxing Oleanolic Acid Capsule increased due to the substantial increase in its net sales in the third quarter of 2009.

For the first nine months of 2009, the decrease in cost of sales was primarily due to the decrease in the raw material prices of Danshen Granule. The increases in the cost of sales for Xin Aoxing Oleanolic Acid Capsule and Tianqi Dysmenorrhea Capsule were mainly due to the increases in these products’ net sales.

GROSS PROFIT.

	Three Months Ended September 30,
	2009		2008
		gross profit		gross profit	% of
		margin		margin	change
Xin Aoxing Oleanolic Acid Capsule	$10,066,112	84%	$2,479,471	62%	306%
Taohuasan Pediatrics Medicine	582,168	65%	545,982	60%	7%
Gan Wang Compound Paracetamol Capsule	477,822	48%	351,258	38%	36%
Tianqi Dysmenorrhea Capsule	693,352	64%	492,433	53%	41%
Danshen Granule	151,748	24%	(84,055)	-10%	n/a
Total	$11,971,202	77%	$3,785,089	50%	216%

	Nine Months Ended September 30,
	2009		2008
		gross profit		gross profit	% of
		margin		margin	change
Xin Aoxing Oleanolic Acid Capsule	$20,553,774	83%	$8,603,761	68%	139%
Taohuasan Pediatrics Medicine	1,853,882	65%	2,135,131	68%	-13%
Gan Wang Compound Paracetamol Capsule	1,294,466	46%	1,134,952	42%	14%
Tianqi Dysmenorrhea Capsule	2,289,304	64%	1,668,372	60%	37%
Danshen Granule	503,921	22%	(193,300)	-8%	n/a
Total	$26,495,347	73%	$13,348,916	56%	98%

Gross profit increased $8.2 million or 216% and $13.1 million or 98%, respectively, in the quarter and nine months ended September 30, 2009 compared to the same periods of 2008. The increase in gross profits was due primarily to the increase in net sales of Xin Aoxing Oleanolic Acid Capsule and Tianqi Dysmenorrhea Capsule achieved through afore-mentioned opening new markets and the “new rural cooperative medical supply network plan” targeting China’s rural retail market.  The decrease in the raw material prices of the Company’s all products also contributed to the increase in gross profits for the third quarter of 2009, and the decrease in the raw material prices of Danshen Granule contributed to the increase in gross profits for the first nine months of 2009. In the first nine months of 2009, the gross profit of Taohuasan Pediatrics Medicine decreased because in order to cope with the decrease in net sales, the Company implemented the free gift pack promotion, thus despite the decrease in net sales, cost of sales did not decrease proportionately due to the free gift pack.

The overall gross profit margin increased 27 percentage points and 17 percentage points in the quarter and nine months ended September 30, 2009 compared to the same periods of 2008 was primarily due to the overall percentage increase in net sales with an overall percentage decrease in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

	Three Months Ended September 30,
	2009		2008
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and administrative expenses	$7,857,258	51%	$3,126,704	41%	151%

	Nine Months Ended September 30,
	2009		2008
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and administrative expenses	$14,608,550	40%	$8,553,999	36%	71%

The year-over-year increases in dollar amount and as a percentage of total net sales for the quarter and nine months ended September 30, 2009 were mainly due to the increase in promotional and advertising expenditures of $2.4 million and $3.0 million, respectively, increase in sales commissions and sales personnel expenses of $1.3 million and $2.0 million, respectively, and increase in travel expenses of $0.3 million and $0.4 million, respectively, all resulting from the ongoing marketing expansion, and also due to increase in sales related tax levy of $0.1 million and $0.2 million, respectively, as a result of increased net sales. The increase in the research and development expenses of $0.5 million also contributed to the increases in selling, general and administrative expenses for both the quarter and nine months ended September 30, 2009. The increases in selling, general and administrative expenses were partially offset by the decrease in provision for doubtful accounts of $0.2 million in the nine months ended September 30, 2009.

INTEREST EXPENSE.

We did not incur interest expenses for the quarter and nine months ended September 30, 2009, compared to $0.01 million and $0.04 million for the same periods of 2008, respectively. The year-over-year decreases were mainly because the short-term bank loan was paid off at September 30, 2008.

LOSS ON DISPOSAL OF BUILDING

In the nine months ended September 30, 2009, we recorded a loss on disposal of building of $0.2 million for a sale of plant building consummated in July 2009.

PROVISION FOR INCOME TAXES.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Provision for income taxes	$988,286	$89,580	$2,828,683	$619,055
Effective tax rate	24%	14%	24%	13%

Our effective tax rates increased in the quarter and nine months ended September 30, 2009 compared to the same periods of 2008 primarily as a result of the expiration of the 50% income tax reduction. Based on our current operating structure and the preferential tax treatments available to us in China, our China operation, Aoxing Pharmaceutical qualified as a high-tech enterprise entitled to a 50% income tax reduction from January 1, 2007 to December 31, 2008. As the tax incentive expired on December 31, 2008, the statutory income tax rate for Aoxing Pharmaceutical increased to 25%.

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

The following table sets out the aging of our accounts receivable for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of September 30, 2009	$17,985,576	$6,895,775	$5,663,047	$5,427,757	-	$-1003	-
As of December 31, 2008	$11,835,630	$3,627,709	$4,102,305	$2,807,852	$887,760	$408,638	$1,366

The following table presents the days sales outstanding calculated based on sales and accounts receivables in RMB term for the quarter and nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
Days sales outstanding (DSO)	134	117

The number of days that sales were outstanding increased to 134 days for the nine months ended September 30, 2009 from 117 days for the same period last year was due to slower payments of customers in the first quarter of 2009 as a result of the economic slowdown and less collection effort in the Chinese New Year period. In the first quarter of 2009, days sales outstanding was 169 days. Days sales outstanding for both the second quarter and third quarter of 2009 were 104 days.

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

Accounting for Stock-Based Compensation

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"), included in the Codification as ASC 718, Compensation—Stock Compensation. FAS No. 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the first quarter of fiscal 2006.

           We did not issue any stock options to employees during the nine months ended September 30, 2009, therefore pro forma disclosures are not required.

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

CONTRACTUAL OBLIGATIONS

We have no contractual obligations as of September 30, 2009.

INFLATION

Management believes that inflation has not had a material effect on our results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC.

Date: November 11, 2009
/s/ Ronghua Wang
Ronghua Wang
Chief Executive Officer and President (Principal Executive Officer)

Date: November 11, 2009
/s/ Elaine Lanfeng Zhao
Elaine Lanfeng Zhao
Chief Financial Officer (Principal Financial and Accounting Officer)