Form 10-K
period 2009-12-31
Biostar Pharmaceuticals, Inc.
filed 2010-03-31
CIK 1418133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-147363

BIOSTAR PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-5101287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 588 Shiji Xi Avenue Xianyang, Shaanxi Province The People’s Republic of China	712046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 011-86-29-33686638

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                           Accelerated filer ☐
Non-accelerated filer ☐                                                                           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

As of June 30, 2009, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $35.6 million based on a closing price of $2.50 per share of common stock as reported on the Over-the-Counter Bulletin Board on such date.

On March 24, 2010, we had 25,820,119 shares of common stock issued and outstanding.

TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009

CAUTION REGARDING FORWARD-LOOKING INFORMATION

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

PART I

ITEM 1.  BUSINESS

Overview

Biostar Pharmaceuticals is a holding company that, through our wholly-owned subsidiary Shaanxi Biostar Biotech, Ltd. (“Shaanxi Biostar”) and our variable interest entity ("VIE") Shaanxi Aoxing Pharmaceutical Co., Ltd. (“Aoxing Pharmaceutical”), develops, manufactures and markets pharmaceutical products for a variety of diseases and conditions in the People’s Republic of China (the “PRC” or “China”).

Corporate Organization and History

Biostar was incorporated in the State of Maryland on March 27, 2007. Through the steps described immediately below, we became the indirect holding company for Aoxing Pharmaceutical, a medical and pharmaceutical developer, manufacturer and marketer in the PRC on November 1, 2007.

On June 15, 2007, we formed Shaanxi Biostar Biotech, Ltd. (“Shaanxi Biostar”) in the PRC as our wholly-owned subsidiary.  Because Shaanxi Biostar is wholly-owned by Biostar, a U.S. company, it is deemed a wholly foreign-owned enterprise, or WFOE, under PRC laws.

Aoxing Pharmaceutical was formed on May 8, 1997, as a limited liability company under the laws of the PRC. Its current registered address is No. 588 Shiji Xi Road, Xianyang, Shaanxi Province, PRC, and its registered capital is 61,800,000 Renminbi (“RMB”).

On November 1, 2007, Shaanxi Biostar and Aoxing Pharmaceutical entered into a series of agreements (collectively the “Contractual Arrangements”) pursuant to which we have acquired control over Aoxing Pharmaceutical and which allows us to consolidate the profits and losses of Aoxing Pharmaceutical under U.S. Generally Accepted Accounting Principles (“GAAP”):

Management Entrustment Agreement. Pursuant to the management entrustment agreement, Aoxing Pharmaceutical and its shareholders agreed to transfer control, or entrust, the operations and management of Aoxing Pharmaceutical’s business to Shaanxi Biostar. Shaanxi Biostar manages the operations and assets of Aoxing Pharmaceutical, controls all of the cash flow of Aoxing Pharmaceutical through a bank account controlled by Shaanxi Biostar, is entitled to all of the net profits of Aoxing Pharmaceutical as a management fee, and is obligated to pay all payables and loan payments of Aoxing Pharmaceutical. In addition, Shaanxi Biostar has been granted certain rights which include, in part, the right to appoint and terminate members of Aoxing Pharmaceutical’s board of directors, hire management and administrative personnel and control decisions relating to entering and performing customer contracts and other instruments. We anticipate that Aoxing Pharmaceutical will continue to be the contracting party under its customer contracts, bank loans and certain other instruments unless Shaanxi Biostar exercises its option. Global Law Office, our PRC counsel, has advised us that in their opinion the management entrustment agreement is legal and enforceable under PRC law.

In exchange for causing Aoxing Pharmaceutical to enter into the management entrustment agreement, we issued an aggregate of 19,832,311 shares our common stock to the shareholders of Aoxing Pharmaceutical, which was allocated based on their respective pro rata ownership of Aoxing Pharmaceutical.

On May 6, 2008, Shaanxi Biostar entered into an amended and restated management entrustment agreement with Aoxing Pharmaceutical and its shareholders in order to remove a provision that allows the management entrustment agreement to be terminated at a mutually agreed date. As amended and restated, the management entrustment agreement, and all of the attendant rights of Shaanxi Biostar, remains in effect until such time that Shaanxi Biostar acquires all of the assets or equity of Aoxing Pharmaceutical under the terms of the exclusive option agreement as more fully described below, or until Aoxing Pharmaceutical ceases its business operations.

Voting Proxy Agreement.  In order to give us further control over Aoxing Pharmaceutical, Aoxing Pharmaceutical’s shareholders entered into a voting proxy agreement with Shaanxi Biostar, whereby these shareholders irrevocably and exclusively appointed the members of Shaanxi Biostar's board of directors as their proxies to vote on all Aoxing Pharmaceutical matters that require shareholder approval, including, without limitation, the right to appoint members of Aoxing Pharmaceutical’s board of directors. The voting proxy agreement further provides that Shaanxi Biostar will appoint all members of Biostar’s board of directors to Aoxing Pharmaceutical’s board of directors. As the composition of Biostar’s board of directors changes, Shaanxi Biostar must accordingly remove and appoint new members to Aoxing Pharmaceutical’s board of directors. The voting proxy agreement terminates upon the exercise of the option by Shaanxi Biostar to purchase the shares of Aoxing Pharmaceutical as described below, and is governed by the laws of the PRC.

Exclusive Option Agreement. In order to permit Aoxing Pharmaceutical to become an  indirectly wholly-owned subsidiary of Biostar when permitted under PRC law, Aoxing Pharmaceutical and its shareholders entered into an exclusive option agreement with Shaanxi Biostar, whereby Aoxing Pharmaceutical’s shareholders granted Shaanxi Biostar an irrevocable and exclusive purchase option (the “Option”) to acquire Aoxing Pharmaceutical's equity and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. Current PRC law does not specifically provide for the equity of a non-PRC entity to be used as consideration for the purchase of a PRC entity's assets or equity unless the value of the shares are equal to or greater than the value of the enterprise acquired. In addition, there is a lengthy appraisal process which must be approved by the provincial PRC government entities. The consideration for the exercise of the Option is to be determined by the parties and memorialized in future definitive agreements setting forth the kind and value of such consideration.

We will consider exercising the Option under such circumstances we believe will be in the best interests of the Company and our shareholders, and the exclusive option agreement has been drafted to give us such flexibility. In considering whether or not we will exercise the Option, we may consider such factors as: (1) if the exercise price can be lower than the appraised value under current PRC law, (2) availability of funds, (3) any relevant tax considerations at the time, (4) any other relevant PRC laws that may exist at the time, (5) the value of our shares that were previously paid to Aoxing Pharmaceutical’s shareholders, and (6) whether or not the exercise of the Option will provide any other additional benefits to us or our shareholders. Upon exercise of the Option, the parties will prepare transfer documents to be submitted for governmental approval and work together to obtain all approvals and permits. The exclusive option agreement may be terminated by the agreement of all parties or by Shaanxi Biostar with 30 days notice, and is governed by the laws of the PRC.

Share Pledge Agreement. In order to further solidify our control over Aoxing Pharmaceutical, Shaanxi Biostar and Aoxing Pharmaceutical’s shareholders entered into a share pledge agreement, whereby Aoxing Pharmaceutical’s shareholders pledged all of their equity interests in Aoxing Pharmaceutical, including the proceeds thereof, to guarantee the performance by the shareholders of all of the agreements they entered into with Shaanxi Biostar. Upon breach by any shareholder of any of the Contractual Arrangements, Shaanxi Biostar is entitled by operation of law to become the beneficial owner of the shareholders’ equity interests of Aoxing Pharmaceutical. Prior to termination of the share pledge agreement, the pledged equity interests of Aoxing Pharmaceutical cannot be transferred without Shaanxi Biostar's prior written consent. The share pledge agreement will not terminate until agreed to by all of the parties in writing, and is governed by the laws of the PRC.

The Contractual Arrangements described above were utilized instead of a direct acquisition of the assets, common stock or a share exchange because we could not pay cash to directly or indirectly acquire Aoxing Pharmaceutical or its assets. PRC law permits the purchase of equity interests, or assets of a PRC entity by a non-PRC entity for cash. The purchase price must be based on the appraised value of the equity or assets. Because we did not have sufficient cash to pay the estimated full value of all of the assets of Aoxing Pharmaceutical, we, through Shaanxi Biostar, entered into the Contractual Arrangements in exchange for the right to exercise functional control over Aoxing Pharmaceutical, and we obtained substantially the same result as a direct share exchange with Aoxing Pharmaceutical.

Shaanxi Biostar’s control over Aoxing Pharmaceutical under the Contractual Arrangements requires us to consolidate its financial statements pursuant to the FASB Interpretation 46, “Consolidation of Variable Interest Entities (VIEs)” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51, because Aoxing Pharmaceutical is considered a VIE of Shaanxi Biostar. FIN 46R requires a VIE to be consolidated by any company that is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Since Shaanxi Biostar is the primary and only beneficiary of Aoxing Pharmaceutical (the VIE), FIN 46R requires the consolidation of its financial statements with Shaanxi Biostar and ultimately consolidated with Shaanxi Biostar’s parent company, Biostar.

On March 18, 2010, we entered into an agreement to acquire 100% of Xi’an Meipude Biotech Co., Ltd., a Xi’an-based medical equipment and nutrients manufacturer (“Meipude”) for RMB 7.85 million ($1.1million). We officially took control over the operations and the assets of Meipude on March 29, 2010, including its facilities, corporate documents and records, and business licenses and certificates. The Administration for Industry and Commerce of Xi’an Hi-Tech District has also accepted our application to change Meipude’s ownership registration, and we expect to receive the certificate attesting to such change shortly.  Meipude manufactures and distributes topical hernia treatment belts, also manufactures a nutraceutical product for treatment of gynecological inflammation in young and middle-aged women. Meipude has been manufacturing and selling its products in Shaanxi and an adjacent province since 2004.

The following diagram illustrates our current corporate structure:

(1)	Subject to our receipt of certificate from the Administration for Industry and Commerce of the Xi’an Hi-Tech District certifying our ownership registration.

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

Our Business

We develop, manufacture and market pharmaceutical products in the PRC for a variety of diseases and conditions. Our most popular product is the Xin Ao Xing Oleanolic Acid Capsule, an over-the- counter (“OTC”) medicine for chronic hepatitis B, a disease affecting approximately 10% of the Chinese population (Source: PRC Ministry of Health). Our current product line also includes 2 other OTC products and 2 prescription-based pharmaceuticals. We are also licensed to produce and sell13 nutrient products, although we did not produce or sell these products in 2009.

Our products are derived from medicinal herbs that are either grown at our own facility or purchased from our suppliers. We rely on approximately 10 suppliers for our raw materials. For fiscal year 2009, we purchased all our raw materials from suppliers because the herbs planted at our facility were not yet ready for harvest and use.

We devote substantial resources to the research and development of new products that must be approved by the regulatory agencies. We currently have 10 products under development to complement our existing product line, 3 of which are currently awaiting approval from the State Food and Drug Administration of the PRC (the “SFDA”). We have adopted international manufacturing standards and currently hold one patent, with two additional patents pending approval. We are subject to extensive government regulation which is discussed in detail in the section below called “Government Regulation.” In the event that a new product is not approved or it is found in violation of these laws and regulations, it could have a materially adverse effect on the prospects of our business operations.

Our products are currently being sold in over 24 provinces in the PRC through 20 distributors and an established network of more than 250 dedicated sales people. In addition, we are enhancing our marketing efforts with the launch of our internet-based China Hepatitis Internet Hospital (www.zggbyy.com, “CHIH”) in June 2009. The multi-function website is designed to be a one-stop portal for HBV patients, providing current and relevant information on HBV and treatment options as well as a convenient method to purchase our HBV medicine. Registered users can secure a membership card for a fee of 200 RMB (approximately $25). Members are entitled to a 20% discount on diagnosis and medical services provided on CHIH, free expert diagnosis and free medicine delivery, and a wide range of inquiry, instruction and other complementary services. Registered users can also seek medical advice from a pool of HBV health professionals without having to go to the hospital. CHIH will facilitate our ability to provide customer service and add purchasing convenience for our consumers.

Our Products

The table below summarizes our current pharmaceutical products approved for sale by the SFDA:

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
OTC

Ganwang Compound Paracetamol & Amantadine Hydrochloride Capsule	Colds, runny nose, sore throat pain, headache and fever	Relieves the symptoms of the common cold, including runny nose, sniffles and sneezing. Some patients experience symptoms of anorexia, queasiness and upset stomach after use.	OTC

Danshen Granule	Coronary heart disease, myocarditis and angina pectoris	Believed to stimulate circulation to end stasis, regulating the flow of qi (vital energy) to alleviate pain. There are no known side effects.	Prescription

Taohuasan Pediatric Medicine	Bronchial congestion and coughs	Used for the treatment for children’s cough and respiratory tract infection. There are no known side effects.	Prescription

Tianqi Dysmenorrhea Capsule	Dysmenorrhea	Traditional Chinese medicine used for treatment of pain and other symptoms associated with menstruation. There are no known side effects.	OTC

Xin Ao Xing Oleanolic Acid Capsule, also known as Ao Xing Liver Cure, is the only non-prescription drug currently being sold on the market that has been approved by the SFDA for the treatment of chronic hepatitis B virus ("HBV"), which is prevalent in the PRC. It is estimated that more than 130 million people are infected with HBV, or 10% of the population (some estimates are as high as 15% of the population) in the PRC. According to the World Health Organization, approximately about 1 million people die from hepatic failure, hepatocirrhosis and primary hepatoma caused by HBV infection per year; however, it was not until December 2, 2005, that the Chinese government first issued an HBV prevention manual for the general public. (Source: www.chinagan.com)

There are two kinds of medicine typically used for antivirotic treatment: interferon and ribonucleotide analog, both of which do not kill the HBV directly, but inhibit the metabolizing of HBV replication.  Their side effects, however, include damage to normal healthy cells, and they require prolonged treatment periods of more than one year and high costs. (Source: Pharmacopoeia of the People's Republic of China)

Our Xin Ao Xing Oleanolic Acid Capsule is a pentacyclic triterpenoid which contains extracts from natural plants, Fructus Ligustri Lucidi and Hemsleya, and is the only SFDA-approved product to be manufactured as an OTC hepatitis B medicine in the PRC. It is also certified by the Chinese Medical Association as a specific product for hepatitis B treatment. Its pharmacological actions include the relief of hepatic injury, reduction of glutamic-pyruvic transaminase activity, promotion of hepatic cell regeneration, the inhibition of fibrous hyperplasia and prevention of hepatocirrhosis.

We estimate the demand for medicines treating hepatitis B amount to approximately $7.8 billion annually.  We believe that we are well-positioned to become a leader in the sale of OTC medicines for the treatment of hepatitis B as our Xin Ao Xing Oleanolic Acid Capsule is the only oral OTC drug approved by the SFDA for such treatment.   We continue to aggressively advertise this product and has actively maintained a program where consumers can try a one-month supply of the drug for free.

The table below summarizes our current nutrient products approved for sale by the SFDA, although we did not produce or sell these products in 2009:

Name	Primary Ingredients	Function and Benefits	SFDA Classification
Ao Xing No.1	Egg yolk lecithin, vitamin E, vitamin C	Believed to promote health of the elderly, development of children's intelligence, and improve memory.	Nutrient, OTC

Yanshuang	Sterculia scaphigera, chrysanthemum, honeysuckle and mint	For the relief of pharyngeal discomfort and chronic pharyngitis.	Nutrient, OTC

NewChagederi	Agastache, perilla, licorice and mint	Believed to prevent and relive symptoms of rhinitis, sinusitis, headache congestion and running nose.	Nutrient, OTC

Tiantianle	Folicartemisiae, chrysanthemum, honeysuckle, agastache and mint	Believed to strengthen immune system against influenza and certain viruses from sexually transmitted diseases and general detoxification.	Nutrient, OTC

AoXing Ganbao	Polygonum cuspidatum, cordyceps and ginseng	Believed to promoting blood circulation by removing blood stasis, strengthen the spleen and stomach, detoxify, and act as a cholagogic purgative and lower transaminase.	Nutrient, OTC

Fengningdan	Safflower, osthol, cork, dragles, dracorhodin, borneol and angelica	Believed to assist in elimination of toxins associated with gynecological inflammation of young and middle-aged women.	Nutrient, OTC

Heigen	Black sesame seeds and medla	Believed to treat premature graying of beard and hair, phalacrosis caused by excess fat, and postpartum hair loss.	Nutrient, OTC

Baitongning	Bulleyacontitin, myrrh and centipede	Believed to relieve rheumatism, hyperplasia, cervical spondylosis, lumbar lesion, osteoporosis and rheumatoid arthritis.	Nutrient, OTC

Sukang Capsule	Agkistrodon, cinnamon, safflower and hawthorn	Believed to improve cardiovascular and cerebrovascular complications, such as, dizziness headache, amnesia, kidney deficiency, coronary heart disease, and Atherosclerosis, in the elderly.	Nutrient, OTC

Aoxing Ointment	Walnut meat and camphor	Used to treat psoriasis, vitiligo and various dermatitis.	Nutrient, OTC

Yizi Capsule	Tibetan snow lotus, ejiao, cinnamon, mulberry, raspberry	Believed to aid infertility and helps in fetal development during pregnancy	Nutrient, OTC

Tangning Capsule	Rhodiola, bitter, pueraria, white bud root, polygonatum, spirulina	Believed to treat type II diabetes	Nutrient, OTC

Shengjing Capsule	Tibetan ginseng, yak organ, extract of deer organ, cinnamon, gorgon fruit, raspberry	Believed to replenish kidney function	Nutrient, OTC

The table below summarizes our products that are in various stages of regulatory approval and their classification by the SFDA:

Name	Functions	Type	STAGE
Gansukang	For the treatment of acute and chronic hepatitis treatment, and removal of toxins from the body	Prescription	Awaiting approval permit

Niaosaitong	A traditional Chinese medicine used for regulating vital energy, dredging collaterals and eliminating stagnation and ischuria	Prescription	Undergoing SFDA examination phase

Azithromycin	A chemical prescription medicine used for the treatment of tympanitis, pharyngitis, bronchitis, pneumonia and anti-infection	Prescription	Undergoing SFDA examination phase

Shenrong	Used for strengthening immunity, preventative cancer care and restraining growth of tumor, sedating and resting pain, anti-fatigue, anti-aging, strengthen sexual function and desire	Prescription	Clinical test has been completed. Now in phase of application for preliminary permit

Zhixuening	For stopping bleeding, relieving swelling and expelling blood stasis. Used in the treatment of uterine bleeding, acute vaginal bleeding and hematockezia in women , nose bleeding, blood regurgitation	Prescription	Clinic test has been completed. Now in the phase of application for preliminary permit.

Xiao'aiping	For the treatments of tumors, and mainly on esophagus cancer, stomach cancer and lung cancer	Prescription	Clinic test has been completed. Now in phase of application for preliminary permit.

Zhenbao Wan
A type of traditional Chinese medicine. It is mainly used in the treatment of thrombus and coronary heart disease, hemiplegia, muscle and tendon atrophy, kidney impairment and meridian damage, murrain and pyreticosis
		Prescription	Clinic test has been completed. Now in phase of application for preliminary permit.

Huazhi Pian	Used to reduce temperature, clean blood, reduce bleeding, activate “Qi” flow and eliminate stasis to activate blood circulation	Prescription	Clinic test has been completed. Now in phase of application for preliminary permit.

KunLing Wan
Used to regulate menstruation and nourish blood, dissipate blood stasis and generate  new blood, treatment of irregular menses, abnormal menstrual blood volume, menstrual cramps, uterus cold, infertility, leucorrhea with red and white discharge, metrorrhagia and metrostaxis, deficiency of vital energy due to a long illness, deficiency of kidney and lower back pain
		OTC	Clinic test has been completed. Now in phase of application for preliminary permit.

Zushima	An aerosol pain suppressant and blood coagulant, which has already been approved by the Chinese Military SFDA for clinic trial	OTC	Undergoing SFDA examination phase

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

The following table sets forth the projected pharmaceutical market trends in the PRC in terms of demand from 2006 to 2011:

We believe that the burgeoning market provides many interesting opportunities for us. We are pursuing opportunities in several sectors that we believe will experience high growth and that we can address with our manufacturing and distribution expertise. The following is a brief overview of these potential sectors:

Hepatitis

We estimate that there are approximately 120 million hepatitis patients in the PRC. Currently, the most common way to establish an effective treatment protocol is through a doctor or hospital. As many patients have chronic HBV, ailments are prevalent and typically become more severe if not properly treated. However, HBV patients in the PRC also bear substantial psychological pressure, since it is very contagious. Infected patients are often fearful that their relatives, friends and coworkers will become aware of their circumstances and wind up soliciting treatment in secret, if at all. (Source: www.mdcn.com.cn) In addition to producing a medicine to treat HBV, we have launched CHIH, an internet portal designed to promote our product while providing HBV patients with current and relevant treatment information at the same time.  We are positioning ourselves as a leader in HBV treatment.

Coronary Disease

According to the World Heart Federation, cardiovascular disease is the leading cause of death in the developing world (with the exception of sub-Saharan Africa). Its rise is linked to the increase in prevalence of risk factors such as tobacco use and relative lack of access to interventions to managing the ensuing disease. In the PRC, annual direct costs are estimated at (euro) 30.76 billion or 4% percent of gross national income. The PRC is facing an increase in cardiac disease on two fronts. We believe that in urban and upscale areas, heart disease is on the rise as their lifestyles increasingly imitate western culture, i.e., higher stress levels associated with a `privatized" economy, poorer nutrition, decreased physical activity and increase in tobacco use. Within the rural provinces, we believe that impoverishment is also contributing to the rise in coronary disease as most villages have no or limited access to medical help. Our Danshen Granule has been accepted as an effective product for the treatment of coronary heart disease, myocarditis and angina pectoris and we are marketing the product aggressively within the rural and urban markets. (Source: www.heart999.cn)

Dysmenorrhe

There are an estimated 400 million "pre-menopausal" women in the PRC. (Source: www.women.org.cn) As the PRC continues to develop, the demand by women for products to treat their health concerns will continue to rise.  We believe that our Tianqi Dysmenorrhea Capsule is positioned to take a leading role in this sector.

Influenza

Influenza is one of the most common recurring diseases in the PRC. It has been estimated that there is an annual market of $6.25 billion for flu-related healthcare in the PRC, 85% of which is in the form of OTC consumption (source: www.pharmatech.org.cn). Some of our pharmaceutical and nutrient products are designed to relieve symptoms associated with the flu.

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

As is shown in the related statistics in the National Health Care Department in the PRC, the percentage of the population suffering from some form of respiratory diseases in the PRC is approximately 6.94%, or approximately 80,000,000 people suffering from respiratory diseases every year.

The four common respiratory diseases - acute nasopharyngitis, influenza, tonsillar tracheitis, and chronic bronchitis - account for 80% of the respiratory diseases in the PRC.

Our Taohuasan Pediatrics Medicine is used to treat respiratory disease in children.

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

Our Customers

Approximately 75.7% of our sales are made directly to pharmacies, while approximately 24.3% of sales are made through distributors. Our largest customer, Guangdong Run Tai Medicine Wholesale Co., Ltd., accounted for approximately 4.3%, 6.1% and 11.8% our sales for the years ended December 31, 2009, 2008 and 2007, respectively.  No customer accounts for 10% or more of our total sales for fiscal year 2009.

Below is a summary of sales of our five products for the year ended December 31, 2009, through our direct sales and through our distributors:

Product	Sales through Distributors	Sales by Company
Xin Ao Xing Oleanlic Acid Capsule	6.7%	62.1%

Ganwang Compound Paracetamol & Amantadine Hydrochloride Capsule	5.3%	2.9%

Danshen Granule	3.3%	2.8%

Taohuasan Pediatric Medicine	4.5%	3.6%

Tianqi Dysmenorrhea Capsule	4.5%	4.4%

Total	24.3%	75.8%

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

The following table lists the primary competitors for each of our current product offerings as well as the nutrient products that we are licensed to produce:

Product	Competitors
Xin Ao Xing Oleanlic Acid Capsule	Wulanhaote Zhong Meng pharmaceutical Co., Ltd., Yang Ling Mai Di Sen Pharmaceutical Co., Ltd. and other suppliers of prescription medicines that are used for hepatitis treatment

Ganwang Compound Paracetamol & Amantadine Hydrochloride Capsule	Jiang Xi Ren He Pharmaceuticals, Inc. and Hainan Asia Pharmaceuticals, Inc.

Danshen Granule	Yun Nan Yong An Pharmaceuticals, Inc. and Hai Nan Min Hai Pharmaceuticals, Ltd.

Taohuasan Pediatric Medicine	Shandong Bai Cao Pharmaceuticals, Ltd., and Chang Chun Ren Min Pharmaceuticals, Ltd.

Tianqi Dysmenorrhea Capsule	Yun Nan Yu Xi City Wei He Pharmaceutical, Ltd., and Shandong Phoenix Pharmaceuticals, Ltd.

Nutrient Products	Wulanhaote Zhong Meng Pharmaceutical Co., Ltd. and and Yang Ling Mai Di Sen Pharmaceutical Co., Ltd. and other traditional Chinese medicine suppliers

Of these companies, our three major competitors are Wulanhaote Zhong Meng Pharmaceutical Co., Ltd., Yang Ling Mai Di Sen Pharmaceutical Co., Ltd., and Inner Mongolia Ku Lun Pharmaceutical, Co., Ltd. because some of their products are sold in the same markets as ours.  Additionally, only Shan Dong Phoenix Pharmaceutical Inc., Yun Nan Yu Xi Wei He Pharmaceutical, Ltd., Yang Ling Mai Di Sen Pharmaceutical Co., Ltd., and Yun Nan Yong An Pharmaceuticals, Co., Ltd. hold GMP certificates.

Sources and Availability of Raw Materials and Principal Suppliers

Our principal raw materials are the active ingredients for each of our products. We will soon have the ability to source certain raw materials internally, while other raw materials, as well as packaging materials, are sourced from various independent suppliers in the PRC.

Third party vendors are selected based on a number of factors, including quality, timely delivery, cost and technical capability. Management also conducts periodic onsite reviews of our suppliers’ facilities. The vast majority of our raw material needs are readily available.  We try to maintain relationships with at least two vendors for each major raw material in order to ensure a reliable supply at reasonable prices.

We rely on approximately 10 suppliers for our products. Approximately 25.9% and 20.9% of our supplies are purchased from Xi’an Chinese Medicine Herbal Tablets Factory and Xianyang Wenlin, respectively.

Set forth below is the names of our suppliers and the amount of materials purchased from them during fiscal year 2009.

Name of Supplier	Amount Purchased ($)	Percentage of Total Purchase
Xi’an Chinese Medicine Herbal Tablets Factory	3,541,819	25.9%
Xianyang Wenlin	2,858,843	20.9%
Sichuankangfulai Pharmaceutical Group Ltd.	1,899,558	13.9%
Zhejiang Xinchang Yaofeng	1,615,816	11.8%
Sichuan Xieli Pharmaceutical Co., Ltd.	1,443,709	10.5%
Shaanxi Hengqing Pharmaceutical Co., Ltd.	933,013	6.8%
Xi’an Jinqiao Plastics Plant	531,627	3.9%
Xi’an Xinping Industry &Trade Co., Ltd.	394,268	2.9%
Xianyang Si Fang Carton Co., Ltd.	263,857	1.9%

We have also been cultivating herbs since October 2008, including salvia miltiorrhiza, priclklyash peel, eucommia bark, gingko, honeysuckle, shizandra berry, scutellaeria baicalensis georgi, milk veteh and radix codonopsitis, and we are expecting our first harvest in April 2010. We are also constructing a processing plant nearby, which we anticipate to complete in April 2010.Once completed, we will be able to process these herbs into raw materials for our products. We will also be able to sell excesses on the market as raw materials.

Intellectual Property

We rely on a combination of trademark, patent and trade secret protection laws in the PRC, as well as confidentiality procedures and contractual provisions to protect our intellectual property. We also require our employees to execute confidentiality and trade secret agreements.

We currently hold one patent for the production method of our Aoxing Ganbao product, with two additional patents pending approval, and 12 registered trademarks in the PRC, and own the rights to the internet domain names www.biostarpharmaceuticals.com and www.aoxing-group.com. Our patent, patent number ZL2007100180930, was approved on September 16, 2009, and is valid for twenty years.

Below is a list of our trademarks:

Trademark	International Class	Registration	Issuing Authority	Term
“Bai Ying Shen” & device (Certificate No. 1196275)	5
Aoxing Pharmaceutical

Note: This trademark was first registered by Shaanxi Xianyang Pharmaceutical Baiyingshen Drug Centre, and was transferred to us on March 14, 2001. The transfer was duly recorded in the Trademark Certificate.

			Trademark Bureau of State Administration for Industry and Commerce	From August 7, 1998 to August 6, 2008 and is in the process of renewal
“Yi Wen Ling” & device (Certificate: No. 1008816)	5
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

			Trademark Bureau of State Administration for Industry and Commerce	From November 14, 2002 to November 13, 2012

“Hei Gen” (Certificate: No. 3168882)	5	Aoxing Pharmaceutical	Trademark Bureau of State Administration for Industry and Commerce	From July 7, 2003 to July 6, 2013
“Shi Li Ming” (Certificate: No. 3180355)	5	Aoxing Pharmaceutical	Trademark Bureau of State Administration for Industry and Commerce	From August 7, 2003 to August 6, 2013
“Aoxing No.1” (Certificate: No. 3168883)	5	Aoxing Pharmaceutical	Trademark Bureau of State Administration for Industry and Commerce	From February 21, 2004 to February 20, 2014
“Dan Shen” (Certificate: No. 1908335)	5	Aoxing Pharmaceutical	Trademark Bureau of State Administration for Industry and Commerce	From October 7, 2002 to October 6, 2012
“Cha Ge De Ri” & device (Certificate: No. 4770095)	5
Aoxing Pharmaceutical

Note: This trademark was first registered by Wulanhaote Zhongmeng Pharmaceutical Limited, and then was transferred to us on May 30, 2002. The transfer was duly recorded in the Trademark Certificate.

			Trademark Bureau of State Administration for Industry and Commerce	From Auguast 28, 2001 to August 27 2011
“Mei Bi De” & device (Certificate: No. 1330246 )	5	Aoxing Pharmaceutical	Trademark Bureau of State Administration for Industry and Commerce	From November 7, 1999 to November 6, 2009 and is in the process of renewal
“Ao Xing Xin Le” & device (Certificate: No. 4319027)	5	Aoxing Pharmaceutical	Trademark Bureau of State Administration for Industry and Commerce	From November 28, 2007 to November 27, 2017

Bio-pharmaceutical companies are at times involved in litigation based on allegations of infringement or other violations of intellectual property rights. Furthermore, the application of laws governing intellectual property rights in China and abroad is uncertain and evolving and could involve substantial risks to us.

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

Food Hygiene Law and Rules on Food Hygiene Certification mandates that a distributor of nutritional supplements and other food products must obtain a food hygiene certificate from relevant provincial or local health regulatory authorities. The grant of such certificate is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel and equipment. The food hygiene certificate is valid for four years, and the holder must apply for renewal of the certificate within six months prior to its expiration.

We have enjoyed a sound, cooperative working relationship with the Shaanxi People's Government and related government departments since our founding. Adjustments to our operating strategies and long-term business plans have been unanimously approved by relevant departments and by provincial-level government entities.

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

Product Liability and Consumers Protection

Product liability claims may arise if the products sold have any harmful effect on the consumers. The injured party may make a claim for damages or compensation. The General Principles of the Civil Law of the PRC, which became effective in January 1987, state that manufacturers and sellers of defective products causing property damage or injury shall incur civil liabilities for such damage or injuries.

The Product Quality Law of the PRC was enacted in 1993 and amended in 2000 to strengthen the quality control of products and protect consumers’ rights and interests. Under this law, manufacturers and distributors who produce or sell defective products may be subject to confiscation of earnings from such sales, revocation of business licenses and imposition of fines, and in severe circumstances, may be subject to criminal liability.

The Law of the PRC on the Protection of the Rights and Interests of Consumers was promulgated on October 31, 1993 and became effective on January 1, 1994 to protect consumers’ rights when they purchase or use goods or services. All business operators must comply with this law when they manufacture or sell goods and/or provide services to customers. In extreme situations, pharmaceutical product manufacturers and distributors may be subject to criminal liability if their goods or services lead to the death or injuries of customers or other third parties.

Circular 106

On May 31, 2007, China’s State Administration of Foreign Exchange (“SAFE”) issued an official notice known as “Circular 106”, which requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure in so-called “round-trip” investment transactions for foreign financing as well as subsequent acquisition matters in China. Likewise, the “Provisions on Acquisition of Domestic Enterprises by Foreign Investors”, issued jointly by Ministry of Commerce (“MOFCOM”), State-owned Assets Supervision and Administration Commission, State Taxation Bureau, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE in September 2006, impose approval requirements from MOFCOM for “round-trip” investment transactions, including acquisitions in which equity was used as consideration.

 Dividend Distribution

The principal laws, rules and regulations governing dividends paid by our PRC affiliated entities include the Company Law of the PRC (1993), as amended in 2006, Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and Wholly Foreign Owned Enterprise Law Implementation Rules (1990), as amended in 2001. Under these laws and regulations, each of our consolidated PRC entities, including wholly foreign owned enterprises, or WFOEs, and domestic companies in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities, including WFOEs and domestic companies, is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital. These reserves are not distributable as cash dividends. As of December 31, 2009, the accumulated balance of our statutory reserve funds reserves amounted to RMB 20.6 million (US$2.9 million) and the accumulated profits of our consolidated PRC entities that were available for dividend distribution amounted to RMB 166.5 million (US$23.3 million).

Taxation

The recently enacted PRC Enterprise Income Tax Law, or the EIT Law, and the implementation regulations for the EIT Law issued by the PRC State Council, became effective as of January 1, 2008. The EIT Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate as to their worldwide income. Under the implementation regulations for the EIT Law, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. Although substantially all of our operational management is currently based in the PRC, it is unclear whether PRC tax authorities would treat us as a PRC resident enterprise.

Under the EIT Law and implementation regulations, PRC income tax at the rate of 10% is applicable to dividends payable to investors that are “non-resident enterprises,” which do not have an establishment or place of business in the PRC, or which have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. Similarly, any gain realized on the transfer of shares by such investors is also subject to 10% PRC income tax if such gain is regarded as income derived from sources within the PRC. If we are considered a PRC “resident enterprise,” it is unclear whether dividends we pay with respect to our common shares, or the gain you may realize from the transfer of our common shares, would be treated as income derived from sources within the PRC and be subject to PRC income tax. It is also unclear whether, if we are considered a PRC “resident enterprise,” holders of our common shares might be able to claim the benefit of income tax treaties entered into between China and other countries.

Price Controls

The retail prices of some pharmaceutical products sold in China, primarily those included in the national and provincial medical insurance catalogs and those pharmaceutical products whose production or distribution are deemed to constitute monopolies, are subject to price controls in the form of fixed prices (for non-profit medical institutions) or price ceilings. Manufacturers or distributors cannot freely set or change the retail price for any price-controlled product above the applicable price ceiling or deviate from the applicable fixed price imposed by the PRC government. The prices of medicines that are not subject to price controls are determined freely at the discretion of the respective pharmaceutical companies, subject to notification to the provincial pricing authorities.

The retail prices of medicines that are subject to price controls are administered by the Price Control Office of the National Development and Reform Commission (“NDRC”), and provincial and regional price control authorities. The retail price, once set, also effectively determines the wholesale price of that medicine. From time to time, the NDRC publishes and updates a list of medicines that are subject to price control. Fixed prices and price ceilings on medicine are determined based on profit margins that the relevant government authorities deem reasonable, the type and quality of the medicine, its production costs, the prices of substitute medicine and the extent of the manufacturer’s compliance with the applicable Good Manufacturing Practice (“GMP”) standards. The NDRC directly regulates the pricing of a portion of the medicine on the list, and delegates to provincial and regional price control authorities the authority to regulate the pricing of the rest of the medicine on the list. Provincial and regional price control authorities have discretion to authorize price adjustments based on the local conditions and the level of local economic development. Currently, approximately 2,014 pharmaceutical products are subject to price controls. The price controls of all of those pharmaceutical products are administered by the NDRC.

Only the manufacturer of a medicine may apply for an increase in the retail price of the medicine, and it must either apply to the provincial price control authorities in the province where it is incorporated, if the medicine is provincially regulated, or to the NDRC, if the medicine is NDRC regulated. For a provincially regulated medicine, in cases where provincial price control authorities approve an application, manufacturers must file the newly approved price with the NDRC for record and thereafter the newly approved price will become binding and enforceable across China.

Since May 1998, the PRC government has been ordering reductions in the retail prices of various pharmaceutical products. The latest price reduction occurred in October 2008. As of December 31, 2009, only one of our pharmaceutical products was subject to price controls. Price controls, however, have had no significant impact on our operations as our price points have historically been substantially below such government-imposed ceilings.

The NDRC may grant premium pricing status to certain pharmaceutical products that are under price control. The NDRC may set the retail prices of pharmaceutical products that have obtained premium pricing status at a level that is significantly higher than comparable products.

Research and Development

We currently have 10 potential products in the research and development pipeline. Identified compounds are currently being tested for indications related to neoplastic disease, central nervous system disease, an anti-infection medicine, kidney tonifying medicine and sterility. We anticipate we will be able to introduce three to five new products to market each year.

In addition to the work being done in our in-house research department, we are working with prestigious Chinese universities and research institutes in the PRC to develop effective, high margin products. Specifically:

On June 13, 2006, Aoxing Pharmaceutical entered into a 2-year technological cooperation agreement with Shaanxi University of Science and Technology (“Shaanxi University”) under which Shaanxi University agreed to provide interns to assist with our product development for payment from us of RMB 600 per month to the interns. In fiscal year 2008, we paid the interns a total of 3,000 RMB in the form of subsidies.  Additionally, Shaanxi University agreed to provide advisory educational services to improve our pharmaceutical production techniques. We are authorized to use the education material in our production process but do not own the educational materials. Shaanxi University also agreed to assist us in developing improved production techniques for new drugs, the ownership of which shall be held by Aoxing Pharmaceutical. The fees to be paid to Shaanxi University for new drug development will be made under a separate agreement, although there is currently no funding requirement. On June 18, 2008, we extended the technological cooperation agreement with Shaanxi University for two more years.

On September 10, 2006, Aoxing Pharmaceuticals entered into a 2-year technological cooperation agreement with the College of Life Sciences of Northwest University (“Northwest University”), pursuant to which we agreed to make our facilities available for practical studies for interns from Northwest University, and to hire between 30 to 40 interns at a cost of RMB 600 per month per intern, not to exceed a total of RMB 4,000 per month. In return, Northwest University agreed to assign its personnel to teach our staff various agricultural sciences associated with growing plants and herbs used in traditional Chinese medicines (“TCM”). We are authorized to use the education material in our production process but do not own the educational materials. In addition, the parties agreed to cooperate on the development of new TCM, the ownership of which will be held by us. The fees to be paid Northwest University for new drug development will be made under a separate agreement, although we have currently not entered into any such agreement. On September 18, 2008, we renewed the technological cooperation agreement with Northwest University for two more years.

On January 5, 2007, Aoxing Pharmaceutical entered into a cooperation agreement with Xianyang Material Medical Institute (“Xianyang Institute”) for the development of a new drug called Zenbaowan Capsule. Under the agreement, Xianyang Institute is responsible for the research and development of the new drug in compliance with the PRC Drug Administration Law and the Administration Regulations for Drug Registration, as well as the SFDA application process for, the new drug. In addition, the parties agreed to long term technical cooperation on products mutually identified in the future under the terms of separate agreements. Any product developed by Xianyang Institute under this agreement, and the intellectual property rights related thereto, will be owned by us. We agreed to pre-pay all application expenses and to pay Xianyang Institute the aggregate consideration of RMB 180,000 (approximately $24,290), of which 50% will be paid on the first day that Zenbaowan Capsule passes the first materials and production site examinations by the SFDA, and 50% upon accreditation and receipt of the drug approval number from the SFDA. The agreement can be terminated by either party without notice. No payments have been made to date.

We spent approximately 220,001 RMB in fiscal year 2008 and 3,500,000 RMB in fiscal year 2009 for research and development.  We anticipate spending approximately 5,000,000 RMB for research and development in fiscal year 2010.

Employees

As of March 24, 2010, we had a total of about 530 full time employees who receive labor insurance. These employees are organized into a union under the labor laws of the PRC and can bargain collectively with us. We maintain good relations with our employees.

We are required to contribute a portion of our employees' total salaries to the Chinese government's social insurance funds, including medical insurance and unemployment insurance and to purchase job injury insurance for employees, in accordance with relevant regulations. The government's social insurance funds account for 20% of employees' total salaries. The job injury insurance premium is about RMB 50 (approximately US$7) per person. We expect the amount of our contributions to the government's social insurance funds and the cost related to job injury insurance to increase in the future as we expand our workforce and operations.

Seasonality of Sales

Sales in the first quarter are usually lower due to people traveling and taking vacations during the traditional Chinese New Year and Chinese Spring Festival holidays. Sales in the fourth quarter are usually higher. Sales in the first and fourth quarters of fiscal 2006 to 2008 averaged approximately 15.5% and 32.3% of total sales for those periods, respectively, and approximately 14.0% and 32.0%  for those periods in fiscal 2009, respectively.  This reflects the seasonal nature of our sales.

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business

Our operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Aoxing Pharmaceutical commenced its current line of business operations in 1997 and received its Good Manufacturing Practices (“GMP”) certification in January 2006, which must be renewed every five years for Aoxing Pharmaceutical to stay in business. Aoxing Pharmaceutical’s operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	raise adequate capital for expansion and operations;
•	implement our business model and strategy and adapt and modify them as needed;
•	increase awareness of our brand name, protect our reputation and develop customer loyalty;
•	manage our expanding operations and service offerings, including the integration of any future acquisitions;
•	maintain adequate control of our expenses; or
•
anticipate and adapt to changing conditions in the medical over the counter, pharmaceutical and nutritional supplement markets in which we operate as well as the impact of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

The loss of Aoxing Pharmaceutical as our operating business would have a material adverse effect on our business and the price of our common stock.

We have no equity ownership interest in Aoxing Pharmaceutical. Our ability to control Aoxing Pharmaceutical and consolidate its financial results is through a series of contractual arrangements between it and our wholly owned subsidiary Shaanxi Biostar. Management of Aoxing Pharmaceutical is an affiliate of us and of Shaanxi Biostar and the stockholders of Aoxing Pharmaceutical are also our stockholders. Thus the contractual arrangements were not entered into as a result of arms’ length negotiations because the parties to such agreements are under common control. Mr. Wang, our chief executive officer and chairman, holds approximately 45.31% of the shares of Aoxing Pharmaceutical and 38.58% of our common stock. While we have been advised by our PRC counsel that the contractual arrangements are legal and enforceable under PRC law, these affiliates control the parties to the contractual arrangements, and it could be possible for them to cause Aoxing Pharmaceutical and its shareholders to breach the contractual arrangements, in which event our unaffiliated investors would have little or no recourse because of the inherent difficulties in enforcing their rights since all our assets are located in the PRC. (See, Risk Factor “The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.”) In the event that management of Aoxing Pharmaceutical decides to cause a breach the contractual arrangements, the risk of loss for the affiliated shareholders of Aoxing Pharmaceutical could be lower than that for the unaffiliated investors, and the interests of the management and shareholders of Aoxing Pharmaceutical would be in conflict with the interest of our other stockholders.

Our failure to compete effectively may adversely affect our ability to generate revenue.

We compete with other companies, many of whom are developing or can be expected to develop products similar to ours. Many of our competitors are also more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. An expansion would increase demands on existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations, cause delay in production and delivery of our products, and increase administrative inefficiencies.

We may require additional financing in the future and a failure to obtain such required financing will inhibit our ability to grow.

The continued growth of our business may require additional funding from time to time, which we expect to raise in private placements of our equity or debt securities with accredited investors or by offering our securities for sale pursuant to an effective registration statement on a market where our common stock is traded. The proceeds of these funding will be forwarded to Aoxing Pharmaceutical and accounted for as a loan to Aoxing Pharmaceutical and eliminated during consolidation. The proceeds would be used for general corporate purposes of Aoxing Pharmaceutical, which could include acquisitions, investments, repayment of debt and capital expenditures among other things. We may also use the proceeds to repurchase our capital stock or for our corporate overhead expenses. If we borrow funds we expect to be the primary obligor on any debt. Obtaining additional funding would be subject to a number of factors including market conditions, operating performance and investor sentiment, many of which are outside of our control. These factors could make the timing, amount, terms and conditions of additional funding unattractive or unavailable to us. Our management believes that we currently have sufficient funds from working capital to meet our current operating costs over the next 12 months.

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

We may engage in future acquisitions that could dilute the ownership interests of our stockholders, cause us to incur debt and assume contingent liabilities.

We may review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or otherwise offer growth opportunities. From time to time we review investment opportunities in new businesses and we expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor while the proceeds will be forwarded to Aoxing Pharmaceutical and accounted for as a loan to Aoxing Pharmaceutical and eliminated during consolidation. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;
•	incur substantial debt;
•	assume contingent liabilities; or
•	expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if  we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

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

We cannot ensure that we will be able to successfully integrate any businesses, products, technology, or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

We are responsible for the indemnification of our officers and directors.

Our certificate of incorporation provides for the indemnification and/or exculpation of our directors, officers, employees, agents and other entities which deal with it to the maximum extent provided, and under the terms provided, by the laws and decisions of the courts of the state of Maryland. Since we do not hold any indemnification insurance, these indemnification provisions could result in substantial expenditures, which we may be unable to recoup, which could adversely affect our business and financial conditions. Ronghua Wang, our chairman, president and chief executive officer, Elaine Zhao, our chief financial officer, Shuang Gong, our corporate secretary, Amei Zhang, our chief operating officer and Qinghua Liu, Haipeng Wu, Zibing Pan and Zhongyang Shang, our directors, are key personnel with rights to indemnification under our certificate of incorporation.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Some members of our management team have limited or no experience operating a public company, or subject to SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a public company. While we are in the process of engaging a consulting firm to evaluate and assist us with implementing a viable internal control system, our lack of familiarity with Section 404 may nevertheless unduly divert management's time and resources in executing the business plan. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. So far, our external auditors have not reported to our board of directors any significant weakness on our internal control and provided recommendations accordingly. Nevertheless, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. We are dependent upon the services of Mr. Wang, our president, chief executive officer and chairman, for the continued growth and operation of our Company because of his experience in the industry and his personal and business contacts in the PRC. We do not have an employment agreement with Mr. Wang and do not anticipate entering into an employment agreement in the foreseeable future. Although we have no reason to believe that Mr. Wang will discontinue his services with us or Aoxing Pharmaceutical, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

Additionally, Elaine Zhao, our chief financial officer, Amei Zhang, our chief operating officer, Shuang Gong, our corporate secretary, Yuan Jian, general manager and chief engineer of Aoxing Pharmaceutical, perform key functions in the operation of our business. There can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel or personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel and the key personnel.

We  may not be able to hire and retain qualified personnel to support its growth and if it is unable to retain or hire these personnel in the future, its ability to improve its products and implement its business objectives could be adversely affected.

We must attract, recruit and retain a sizeable workforce of technically competent employees. Competition for senior management and senior personnel in the PRC is intense, the pool of qualified candidates in the PRC is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.  We expect to hire additional sales and plant personnel throughout fiscal year 2010 in order to accommodate our growth.

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

Our success depends on protection of our current and future technology and products and our ability to defend our intellectual property rights. We have filed for trademark protection for the various names and brands of our products sold in the PRC. We have also filed for patent protection on three of our products, one of which has been approved. However, it is possible for its competitors to develop similar competitive products even thought it has taken steps to protect its intellectual property. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to ours. We expect to file patent applications seeking to protect newly developed technology and products in various countries, including the PRC. Some patent applications in the PRC are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by many months, we may not be the first to invent, or file patent applications on any of our discoveries. Patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for our products. Patents that are issued may be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

Sales to Guangdong Run Tai Medicine Wholesale Co., Ltd. accounted for 11.8%, 6.1% and 4.3% of our gross sales for fiscal 2007, 2008 and 2009, respectively, If such major customer or others were to become unable or unwilling to continue purchasing our products on the scale of their recent purchases, our revenue and competitive position could be harmed.

Risk Related To the PharmaceuticalIndustry

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

In 1998, the State Food and Drug Administration of the PRC (“SFDA”) introduced the Good Manufacturing Practice (GMP) Certificate in order to promote quality and safety of pharmaceutical production.  The Good Manufacturing Practices were revised in July and October, 2004.  We and our competitors are required to meet GMP standards in order to continue manufacturing pharmaceutical products and health foods. For each new product, Aoxing Pharmaceutical prepares documentation of pharmacological, toxicity, pharmacokinetics and drug metabolism studies in addition to providing samples of the drug. The documentation and samples are then submitted to provincial food and drug administration. This process typically takes approximately three months. After the documentation and samples have been approved by the provincial food and drug administration, the provincial administration submits the approved documentation and samples to the SFDA. The SFDA examines the documentation and tests the samples and presents the findings to the New Drug Examination Committee for approval. If the application is approved by the SFDA, the SFDA will issue a clinical trial license to the applicant for clinical trials. This clinical trial license approval typically takes one year, followed by approximately two years of trials, depending on the category and class of the new drug. The SFDA then examines the documentation from the trial and, if approved, issues the new drug license to the applicant. This process usually takes eight months. The entire process takes anywhere from three to four years

Aoxing Pharmaceutical initially obtained pharmaceutical products and health food production permits by submitting its manufacturing processes and product tests to the SFDA who verified that its production processes and products met the standards by onsite inspections, review of test results and a determination that the market was not saturated by its products. The production permits are permanent once issued as long as they are renewed by the expiration date.

The GMP certificate is valid for a term of five years, the pharmaceutical products production permits are subject to renewal every five years, and the health food production permits are valid for three year terms, and each must be renewed before its expiration, if applicable. Aoxing Pharmaceutical originally obtained its GMP certificate in January 2006, and it is valid until January 23, 2011. The GMP certificate applies to products described as medicinal tablets, granules, capsules, soft capsules, powder, and ointment. If the GMP certificate expires without renewal, Aoxing Pharmaceutical will not be able to continue production of pharmaceutical products, which will cause its operations to terminate. We intend to renew the GMP certificate before its current expiration date.

Aoxing Pharmaceutical holds five production permits for its five OTC and prescription drugs, which expire as follows:

Pharmaceutical Products	Expires on
Xin Ao Xing Oleanlic Acid Capsule	January 28, 2013

Ganwang (Compound Paracetamol Capsule)	October 15, 2012

Danshen granule	October 15, 2012

Taohuasan (Pediatric Medicine)	September 12, 2012

Tianqi Dysmenorrhea Capsule	September 12, 2012

Aoxing Pharmaceutical also holds numerous production permits for its nutrient products, which expire as follows:

Nutrient Products	Expires on
Ao Xing No.1	August 24, 2010

Yanshuang	August 4, 2010

New Chakederi	October 16, 2010

Tiantianle	June 28, 2010

AoXing Gan Bao	June 28, 2010

Fengningdan	April 8, 2011

Heigen	May 28, 2010

Baitongning	July 14, 2010

Sukang Capsule	July 28, 2010

Aoxing Ointment	September 14, 2010

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

Our research and development of pharmaceutical products is subject to the regulatory approval of the SFDA. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures. Currently, three of our products, Niao Sai Tong, Gan Fu Kang and Azithromycin Dispersible Tablets, have pending applications with the SFDA. Phase II clinical testing is currently occurring for six other products (Shenrong Capsules, Zhixuening Pian, Xiao'aiping Dispersible Tablets, Zhenbao Wan Capsules, Hua Zhi Pian, and KunLing Wan Capsules), which is expected to be completed sometime in 2012 to 2015. After phase II clinical test, these products will need to go through a phase III clinical test before they can be submitted for SFDA approval. We expect phase III clinical test for all six products will be completed sometime in 2015 to 2016. If we do not receive timely approval for any of these drugs, then production will be delayed and sales of the products cannot be planned for.

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

For the years ended December 31, 2008 and 2009, our Danshen Granule is the only product subject to price controls which did not affect our gross profit, gross margin and net income in a material respect. It is possible that additional products may be subject to price control, or that price controls may be increased in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

If the medicines we produce are replaced by other medicines or are removed from the PRC's insurance catalogue in the future, our revenue may suffer.

Under Chinese regulations, patients purchasing medicine listed by the central and/or provincial governments in the insurance catalogue may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicine listed in the insurance catalogue. Currently, our main prescription products are listed in the insurance catalogue. The content of the insurance catalogue is subject to change by the PRC Ministry of Labor and Social Security, and new medicine may be added to the insurance catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the insurance catalogue. If the medicine we produce are replaced by other medicines or removed from the insurance catalogue in the future, our revenue may suffer.

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

There is no assurance that we will be able to sustain our profit margins in the future. The pharmaceutical industry in the PRC is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. In addition, new products are constantly being introduced to the market. In order to increase our sales and expand our market share, we may be forced to reduce prices in the future, leading to a decrease in gross profit margin. The research and development of new products and technology is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipated timeframe, if ever at all. There is no assurance that our competitors' new products, technology, and processes will not render our existing products obsolete or non-competitive. To the extent that we fail to develop new products with high profit margins and our high profit margin products are substituted by competitors' products, our gross profit margins will be adversely affected.

The commercial success of our products depends upon the degree of market acceptance among the medical community and failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

The commercial success of our products depends upon the degree of market acceptance by the PRC medical community, such as hospitals and physicians. Even if our products are approved by the SFDA, there is no assurance that physicians will prescribe or recommend our products to patients. Furthermore, a product's prevalence and use at hospitals may be contingent upon its relationship with the medical community. Currently, Danshen Granule and Taohausan are only available by medical prescription. The acceptance of our products by the PRC medical community may depend upon several factors, including but not limited to, the product's acceptance by physicians and patients as a safe and effective treatment, cost effectiveness, potential advantages over alternative treatments, and the prevalence and severity of side effects. Failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

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

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign person or foreign funded enterprise under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on its businesses. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;
•	revoking Aoxing Pharmaceutical’s business and other licenses;
•	requiring that we restructure our ownership or operations; and
•	requiring that we discontinue any portion or all of our business.

Among the material laws of the PRC that we are subject to are (i) the Medicine Management Law, governing the management of pharmaceutical companies, medicine production procedure and packaging, prices, (ii) the Advertisement Law , the Rules of Medicine Advertisements Management implemented by the State Administration for Industry and Commerce, and the Regulations on Control of Advertisements from the State Council, governing rules on advertising, (iii) the Standardization of the Management on the Quality of Medicine Production issued by the SFDA, providing standards for staff, plants, equipment, materials, environment and production management, (iv) the Price Law, (v) the Measurement Law, (vi) the Tax Law, (vii) the Environmental Protection Law, (viii) the Contract Law, (ix) the Patent Law, (x) the Accounting Laws and (xi) the Labor Law.

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

The PRC government imposes controls on the convertibility of the Chinese currency, the Renminbi (“RMB”), into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenue in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also in the future restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may harm your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the website www.xe.com, as of March 29, 2010, $1 was equal to RMB 6.82670. As we rely entirely on revenue earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for Aoxing Pharmaceutical’s operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the RMB. Thus if we raise 1,000,000 dollars and the RMB appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,802,695 as opposed to RMB 6,826,700 prior to the appreciation. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB; the U.S. dollar equivalent of the RMB we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Aoxing Pharmaceutical has RMB 1,000,000 in assets and RMB is depreciated against the U.S. dollar by 15%, then the assets will be valued at $127,377 as opposed to $146,484 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 14.5% appreciation of the RMB against the U.S. dollar as of June 2, 2008. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

The State Administration of Foreign Exchange of the PRC ("SAFE") regulations regarding offshore financing activities by PRC residents which may increase the administrative burden we face. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

In October 2005, SAFE issued a public notice effective from November 1, 2005, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice or SAFE #75, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of the PRC, referred to as an "offshore special purpose company," for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in the PRC. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Certain of our shareholders who may be subject to the foregoing registration requirement (including certain members of our management) have submitted their registration applications to the relevant SAFE authority as well as notified the local authority where we are domiciled of such applications. We have been advised by such SAFE authority, however, that it is unable to issue SAFE registration due to current internal policy, but may issue a confirmation acknowledging receipt of our applications in lieu thereof, and issue the SAFE registration at a later time when internal policy changes. There is no assurance, however, that we will receive such confirmation or that such confirmation, when issued, would be sufficient for compliance purpose with the SAFE notice. Additionally, we do not know when the internal policy of the relevant SAFE authority will change, if at all, and there is no assurance that when such policy changes, we will be issued SAFE registration.   As such, we or our PRC resident shareholders may nevertheless be deemed in violation of SAFE #75 despite our attempt at compliance.

In the event that we or our PRC resident shareholders are deemed to be in violation of SAFE #75 despite our attempt at compliance,  Shaanxi Biostar could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC resident shareholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

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

Because our principal assets are located outside of the United States and most of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers or to enforce U.S. Court Judgments against us or them in the PRC

Most of our directors and, excepting our chief financial officer, all of our officers reside outside of the United States. In addition, our operating company is located in the PRC and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

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

As of March 24, 2010, there were 25,820,119 shares of our common stock issued and outstanding. Our officers and directors own approximately 34.87% of our issued and outstanding common stock. Mr. Ronghua Wang, our chairman, owns approximately 34.73%of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Wang's interests may differ from those of other stockholders. Furthermore, ownership of 34.87% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock when and if our common stock becomes eligible to trade on the NASDAQ.

The full conversion and exercise of certain outstanding series B convertible preferred stock and related warrants could result in the substantial dilution of the company in terms of a particular percentage ownership in our Company as well as the book value of the common shares. The sale of a large amount of common shares received upon exercise of the warrants on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

As of March 24, 2010, there are a total of 1,467,317 series B convertible preferred stock, and 500,000 warrants outstanding with a weighted average exercise price of $3.00. In the event of conversion or exercise of these securities, a stockholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. Full conversion and exercise of the outstanding series B convertible preferred stock and warrants would increase the outstanding common shares as of March 24, 2010 by approximately 7.62% to approximately 27.8 million shares.

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

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you desire to liquidate your shares.

We cannot predict the extent to which an active public market for its common stock will develop or be sustained. We have applied for listing of our common stock on the NASDAQ Capital Market, but cannot assure you that this listing or listing on any other exchange will ever occur.

Our common shares have historically been sporadically or “thinly-traded” on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our fluctuating level of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; the termination of our contractual arrangements with Aoxing Pharmaceutical; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this registration statement. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Stockholders should be aware that the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

We are authorized to issue 10,000,000 shares of preferred stock, of which 5,000,000 shares have been designated as series A preferred stock, and 5,000,000 as series B preferred stock. As of March 24, 2010, there were no shares of series A preferred stock, and 1,464,317 shares of series B preferred stock, issued and outstanding. Our board of directors is authorized under our Articles of Incorporation, as amended, to provide for the issuance of additional shares of preferred stock by resolution, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of our preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

The table below provides a general description of our offices and facilities:

Location	Principal Activities	Area (sq. meters)	Land Use Right/Lease Expiration Date

No. 588 Shiji Xi Road Xianyang, Shaanxi Province PRC 712000	Headquarters, production facilities, R&D, quality control	52,264	50-year land use right expiring in June 2056
Wuquan Village Jiangcun Town Hu Country Xi'an City	Herb cultivation	343,983	40-year land lease expiring on May 4, 2049
Zouan Town Xi'an City	Processing plant and laboratory*	34,803	50-year land use right, certificate pending
* Under construction, anticipated to be completed April 2010.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a land use right in exchange for a purchase price for such right. The land use right allows its holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land.

The land use right for the site of our headquarters was acquired in 2006 for a total of RMB 51.9 million ($7.6 million), including land confiscation fee, settlement compensation, ground structure compensation, city construction fitting fee, land reclamation fee, agriculture land fund, water construction fund, agricultural tax, land use fee, and land leasing fee. No additional payment will be needed to retain this right.

The land lease for our cultivation site was entered into in 2009 for a total of RMB 8 million ($1.2 million).

The land use right for the site of our processing facility currently under construction was acquired in 2009 for a total of RMB 20.0 million ($2.9 million), including land confiscation fee, settlement compensation, ground structure compensation, city construction fitting fee, land reclamation fee, agriculture land fund, water construction fund, agricultural tax, land use fee, and land leasing fee. No additional payment will be needed to retain this right. We are currently waiting for the certificate of this land use right to be issued.

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock, par value $0.001 per share, is traded on the OTC Bulletin Board under the symbol “BSPM.OB”. There was no active trading market for the common stock before December 2008. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTC Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Common Stock

Quarter Ended	High Bid	Low Bid
March 31, 2010*	$4.75	$3.14

December 31, 2009	4.55	1.85
September 30, 2009	3.99	0.67
June 30, 2009	2.10	0.25
March 31, 2009	1.01	0.25

* Through March 29, 2010

As of March 24, 2010, we had 25,820,119 shares of common stock and 1,467,317 shares of series “B” convertible preferred stock issued and outstanding, as well as warrants to purchase up to 500,000 shares of common stock.

Holders

As of March 24, 2010, we had 242 record holders of our common stock based upon a shareholder list provided by our transfer agent, and 15 record holders of our Series B preferred stock. Our transfer agent is Empire Stock Transfer Inc. located at 1859 Whitney Mesa, Henderson, Nevada 89014, and their telephone number is (702) 818-5898.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Sales of Unregistered Securities

The following sets forth recent sales by the Company of unregistered securities during the three months ended December 31, 2009:

On November 2, 2009, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we sold and issued to these investors an aggregate of 2,060,000 shares of series “B” convertible preferred stock (the “Series B Preferred”) with attached warrants to purchase up to 500,000 shares of our common stock, for an aggregate purchase price of $3,605,000.  The shares of Series B Preferred and warrants were offered and sold to these investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Investors are accredited investors as defined in Rule 501 of Regulation D.

On November 18, 2009, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we sold and issued an aggregate of 1,000,000 shares of the Series B Preferred to these investors for an aggregate purchase price of $2,120,000. We used the net proceeds of the sale for the purchase of assets through our wholly-owned subsidiary, Shaanxi Biostar. The Series B Preferred were offered and sold to these investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. The investors are accredited investors as defined in Rule 501 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

Overview

Biostar Pharmaceuticals, Inc. (“We”, the “Company” or “Biostar”) was incorporated on March 27, 2007, under the laws of the State of Maryland. Our business operation is conducted in China primarily through our variable interest entity (“VIE”), Shaanxi Aoxing Pharmaceutical Co., Ltd. (“Aoxing Pharmaceutical”), which we control through contractual arrangements between Aoxing Pharmaceutical and our wholly-owned subsidiary, Shaanxi Biostar Biotech Ltd. (“Shaanxi Biostar”).

Our current product line includes 3 over-the-counter (OTC) medicines and 2 prescription-based pharmaceuticals, which are sold and distributed in over 24 provinces by an established network of sales people and by distributors. We are also licensed to produce and sell 13 nutrient products, although we did not produce or sell these products in 2009.

Our best-selling product, Xin Aoxing Oleanolic Acid Capsule (“Xin Aoxing”), is the only state-approved OTC drug currently available on the market for treatment of Hepatitis B. Xin Aoxing meets the requirements of China’s “Chronic Hepatitis Prevention Guide” and is listed as a designated quality product for Hepatitis B in China.

Recent Development

On March 18, 2010, we entered into an agreement to acquire 100% of Xi’an Meipude Bio-Technology Co., Ltd., a Xi’an-based medical equipment and nutrients manufacturer (“Meipude”) for RMB 7.85 million ($1.1million). We officially took control over the operations and the assets of Meipude on March 29, 2010, including its facilities, corporate documents and records, and business licenses and certificates. The Administration for Industry and Commerce of Xi’an Hi-Tech District has also accepted our application to change Meipude’s ownership registration, and we expect to receive the certificate attesting to such change shortly.  Meipude manufactures and distributes topical hernia treatment belts, also manufactures a nutraceutical product for treatment of gynecological inflammation in young and middle-aged women. Meipude has been manufacturing and selling its products in Shaanxi and an adjacent province since 2004.

Liquidity and Capital Resources

On November 2, 2009, we issued an aggregate of 2,060,000 shares of Series B convertible preferred stock (the “Series B Preferred”) with attached warrants to purchase a total of 500,000 shares of our common stock in consideration of an aggregate purchase price of $3.6 million. On November 18, 2009, we issue an aggregate of 1,000,000 shares of the Series B Preferred for an aggregate purchase price of $2,120,000.  As the Series B Preferred does not require redemption by us, upon issuance, we recorded a one-time deemed dividend of $2.7 million for the beneficial conversion feature (the "BCF") embedded in the Series B Preferred. Between May 29, 2007 and June 4, 2007, we raised $0.7 million in a private placement of our Series A convertible preferred stock (the “Series A Preferred”) at a purchase price of $10.00 per share which we issued together with an aggregate of 1,088,588 warrants to purchase our common stock at a purchase price of $1.00 per share. On October 20, 2008, the Series A Preferred were converted into 1,088,588 shares of common stock. In connection with the conversion, the Company recorded a deemed dividend of $1.5 million for the BCF. Both deemed dividends were charged to retained earnings.

As of December 31, 2009, we had cash and cash equivalents of approximately $8.6 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

Net cash provided by operating activities for the year ended December 31, 2009 was $5.7 million. This was primarily due to the net income of $10.5 million, adjusted by non-cash related expenses including depreciation and amortization of $0.6 million, loss on disposal of building of $0.4 million and stock-based compensation of $1.0 million, offset by a net decrease in working capital items of $6.8 million. The net decrease in working capital items was mainly due to an increase in accounts receivable resulting from increase in sales. Increase in prepayments for research and development and advertising expense also contributed to the net decrease in working capital items. The net decrease in working capital items was partially offset by the increases in accounts payable and accrued expenses, VAT tax payable and income tax payable.

Net cash provided by operating activities for the year ended December 31, 2008 was $2.1 million. This was primarily due to net income of $6.7 million, adjusted by non-cash related expenses including depreciation and amortization of $0.6 million, offset by a net decrease in working capital items of $5.2 million. The net decrease in working capital items was mainly due to an increase in accounts receivable, which resulted from increase in revenue during the year, the longer credit term provided to customers as part of sales promotion (for customers with two years or more business relationship, the payment term may be extended to six months as opposed to the general payment term of three months), and an increase in inventories in preparation of sales promotion. The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses, VAT tax payable, and income tax payable.

Net cash used in investing activities for the year ended December 31, 2009 was $3.5 million, primarily due to capital expenditure of $2.3 million on acquisition of land use right for and construction in progress related to the raw material processing plant, and deposit of $1.3 million for acquiring a medical equipment and nutrients manufacturer and a medicine packaging manufacturer.

Net cash used in investing activities for the year ended December 31, 2008, was $3.2 million. This was primarily due to capital expenditures on equipment and vehicles of $0.05 million and on land use right of $0.3 million, and deposit paid for another land use right of $2.9 million for building a raw material processing plant.

Net cash provided by financing activities for the year ended December 31, 2009, was $5.7 million, our net proceeds from the issuance of the Series B Preferred in November 2009.

Net cash used in financing activities for the year ended December 31, 2008, was $0.5 million, representing the repayment of the short-term bank loan.

Results of Operations

Net Sales
	Year Ended December 31,				% of
	2009		2008		change
Xin Aoxing Oleanolic Acid Capsule	$36,703,857	69%	$18,742,952	55%	96%
Taohuasan Pediatrics Medicine	4,306,220	8%	4,315,558	13%	0%
Gan Wang Compound Paracetamol Capsule	4,352,902	8%	3,671,955	11%	19%
Tianqi Dysmenorrhea Capsule	4,748,206	9%	3,815,790	11%	24%
Danshen Granule	3,207,559	6%	3,364,667	10%	-5%
Total net sales	$53,318,744	100%	$33,910,922	100%	57%

For the year ended December 31, 2009, total net sales increased by approximately $19.4 million or 57% compared to the same period of 2008. This was primarily due to increased sales in three of our five state-approved drugs, Xin Aoxing, Tianqi Dysmenorrhea Capsule (”Tianqi”), and Gan Wang Compound Paracetamol Capsule (“Gan Wang”). The sales of Xin Aoxing increased because we expanded our sales into Tianjing municipality, Fujian province and Xinjiang province during 2009 by establishing our own sales offices selling directly to local retail pharmacies at higher retail price. The sales of Tianqi and Gan Wang increased mainly due to increased sales through existing sales network as well as sales generated from the “new rural cooperative medical supply network plan”, which markets directly to consumers in China’s rural area through retail pharmacies at higher retail price. Domestic Chinese customers still accounted for 100% of total sales.

Cost of Sales

	Year Ended December 31,				% of
	2009		2008		change
Xin Aoxing Oleanolic Acid Capsule	$6,293,000	45%	$5,441,750	39%	16%
Taohuasan Pediatrics Medicine	1,502,427	10%	1,468,654	10%	2%
Gan Wang Compound Paracetamol Capsule	2,345,918	16%	2,138,676	15%	10%
Tianqi Dysmenorrhea Capsule	1,695,956	12%	1,504,485	11%	13%
Danshen Granule	2,477,475	17%	3,505,778	25%	-29%
Total cost of sales	$14,314,776	100%	$14,059,343	100%	2%

Compared to the same period of 2008, cost of sales increased about $0.3 million or 2% for the year ended December 31, 2009.  The increase in the cost of sales of Xin Aoxing, Tianqi, and Gan Wang was primarily due to increased sales volumes of these products.  Such increase was offset by the decrease in the cost of sales of Danshen Granule (“Danshen”) resulting from a decrease in its raw material prices, and resulted in only a 2% increase in our overall cost of sales.

Gross Profit

	Year Ended December 31,
	2009		2008
		gross profit		gross profit	% of
		margin		margin	change
Xin Aoxing Oleanolic Acid Capsule	$30,410,857	83%	$13,301,202	71%	129%
Taohuasan Pediatrics Medicine	2,803,793	65%	2,846,904	66%	-2%
Gan Wang Compound Paracetamol Capsule	2,006,984	46%	1,533,279	42%	31%
Tianqi Dysmenorrhea Capsule	3,052,250	64%	2,311,305	61%	32%
Danshen Granule	730,084	23%	(141,111)	-4%	n/a
Total	$39,003,968	73%	$19,851,579	59%	96%

Gross profit increased $19.2 million or 96% for the year ended December 31, 2009 compared to the same period of 2008. The increase in gross profit was due primarily to the increase in net sales of Xin Aoxing, Tianqi and Gan Wang.  The decrease in the raw material prices of Xin Aoxing and Danshen also contributed to the increase in gross profits.

The overall gross profit margin increased 14 percentage points for the year ended December 31, 2009 compared to the same period of 2008 due primarily to increase in average selling price which was higher than increase in the average cost.

Selling, General And Administrative Expenses

	Year Ended December 31,
	2009		2008
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and administrative expenses	$22,873,250	43%	$12,089,937	36%	89%

The year-over-year increase in selling, general and administrative expenses in dollar amount and as a percentage of total net sales for the year ended December 31, 2009 was mainly due to increase in promotional and advertising expenditures of $5.4 million, increase in sales commissions and sales personnel expenses of $3.2 million, and increase in travel expenses of $0.7 million, all resulting from ongoing marketing expansion, as well as due to increase in sales related tax levy of $0.3 million from our increased net sales. The increase in research and development expenses of $0.5 million also contributed to the increase in selling, general and administrative expenses for the year ended December 31, 2009.

Stock-based compensation

Our board of directors adopted a stock option incentive plan in August, 2009. The values of these options are expensed over the term of the respective vesting periods. The stock awards are valued using the market price on or around the date the shares were awarded and included as a period compensation expense. Consequently, we incurred $1.0 million stock-based compensation for the year ended December 31, 2009.

Interest Expense

We did not incur interest expenses for the year ended December 31, 2009, compared to $0.04 million for the same period of 2008. The year-over-year decrease resulted from payoff of short-term bank loan at September 30, 2008.

Loss on Disposal of Building

In the year ended December 31, 2009, we recorded a loss on disposal of building of $0.4 million from the sale of a building we used prior to moving to our current location. The disposal was consummated in July 2009.

Provision for Income Taxes

	Year Ended December 31,
	2009	2008
Provision for income taxes	$4,250,922	$1,033,402
Effective tax rate	29%	13%

Our effective tax rates increased for the year ended December 31, 2009 as compared to the same period of 2008, primarily due to the expiration on December 31, 2008 of a preferential 50% income tax reduction enjoyed by Aoxing Pharmaceutical. With such expiration, the statutory income tax rate for Aoxing Pharmaceutical increased to 25%. The effective tax rate for the year ended December 31, 2009 was higher than 25% because general and administrative expenses and stock-based compensation expense incurred by us in the United States and by Shaanxi Biostar are not tax deductible against Aoxing Pharmaceutical’s taxable income. This resulted in a higher overall effective tax rate as compared to what would have been expected because income tax was calculated based on Aoxing Pharmaceutical’s taxable income alone without taking our and Shaanxi Biostar’s expenses into account.

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

The following table sets out the aging of our accounts receivable for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of December 31, 2009	$19,937,154	$7,238,448	$6,598,953	$6,093,151	-	$6,602	-
As of December 31, 2008	$11,835,630	$3,627,709	$4,102,305	$2,807,852	$887,760	$408,638	$1,366

The following table presents the number of days that sales were outstanding, calculated based on sales and accounts receivables in RMB term for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
Days sales outstanding	135	124

The number of days that sales were outstanding increased to 135 days for the year ended December 31, 2009 from 124 days for the same period in 2008, due to slower payments from customers impacted by economic slowdown and from less collection efforts during the Chinese New Year period all during the first quarter of 2009. In the first quarter of 2009, the number of days that sales were outstanding was 169 days.

We take the following steps in collecting accounts receivable:

Step 1: After the payment term has been exceeded, Aoxing Pharmaceutical stops taking orders from delinquent customer and allows the responsible sales person three to six months to collect the accounts receivable. Most of the accounts receivable will be collected in this step because the sales person’s compensation is tied to sales receipts.

Step 2: If the sales person’s collection efforts are not successful, Aoxing Pharmaceutical hires a collection agent and allows the agent another three to six months to collect the accounts receivable.

Step 3: If the collection agent’s efforts are not successful, Aoxing Pharmaceutical will commence legal action to collect the accounts receivable.

Our policies for writing off accounts receivable are as follows:

1.	If after taking legal action, it appears that an accounts receivable is not likely to become collectible, such accounts receivable will be written off if it is more than two years old.

2.	If during the collection period, a customer provides bankruptcy or other insolvency documentation, the corresponding accounts receivable will be written off.

3.
If we are no longer able to locate a particular customer in order for us to take any collection or legal actions, the accounts receivable for such customer will be written off if more than two years old.

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

Stock-Based Compensation

Our stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and option life. Changes in these assumptions could materially impact the financial position and results of operations.

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

Foreign Currency

Our functional currency is the U.S. dollar and our subsidiary and our VIE in China use their respective local currencies as their functional currencies, i.e. the Chinese Yuan Renminbi (RMB). An entity’s functional currency is the currency of the primary economic environment in which the entity operates. Management must use judgment in determining an entity’s functional currency, assessing economic factors including cash flow, sales price, sales market, expense, financing and inter-company transactions and arrangements. Impact from exchange rate changes related to transactions denominated in currencies other than the functional currency is recorded as a gain and loss in the statements of operations, while impact from exchange rate changes related to translating a foreign entity’s financial statements from the functional currency to its reporting currency, the U.S. dollar, is disclosed and accumulated in a separate component under the equity section of the balance sheets. Different judgments or assumptions resulting in a change of functional currency may materially impact our financial position and results of operations.

Contractual Obligations

We are obligated to pay research and development expense of $0.6 million for the clinical trial of two new drugs.

Inflation

Management believes that inflation has not had a material effect on our results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Regulation S-K Section 303(a)(4).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Financial Statement Schedule are included in Part III, Item 15 (a) (1) and (2) of this Annual report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As reported in our Current Report on Form 8-K filed with the SEC on July 6, 2009, on June 30, 2009, Morgenstern, Svoboda & Baer CPA resigned as our independent registered public accounting firm, and we appointed Acquavella, Chiarelli, Shuster, Berkower & Co., LLP (“ACSB”) in its place. As reported in our Current Report on Form 8-K/A filed with the SEC on January 28, 2010, we dismissed ACSB as our independent registered public accounting firm on January 22, 2010, and appointed Mazars CPA Limited in its place.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment the Company’s management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our officers and directors as of the date of this report. Some of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

Name	Position	Age	Date of Appointment
Ronghua Wang	Chairman of the Board of Directors, President, Chief Executive Officer	55	November 1, 2007

Qinghua Liu	Director	43	November 1, 2007

Haipeng Wu	Director	53	July 1, 2007

Zibing Pan	Director	41	December 30, 2009

Zhongyang Shang	Director	57	December 30, 2009

Elaine Zhao	Chief Financial Officer	36	July 1, 2007

Shuang Gong	Secretary	43	April 1, 2008

Amei Zhang	Chief Operating Officer	36	November 1, 2007

Business Experience Descriptions

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

Qinghua Liu has been our director since 2007. Ms. Liu also serves as chief financial officer of Aoxing Pharmaceutical, a position she has held since 2006. She began working at Aoxing Pharmaceutical in 1996 as the manager of its finance department. Prior to that, Ms. Liu served as an accountant at Xing Ping Paper Mill and at a traditional Chinese medicine research academy. Ms. Liu graduated from Northwest Light Industry College in Shaanxi, PRC in 1990 with an Associate’s Degree in financial management.

Haipeng Wu has been our director since July 2007, and is also the chairman of the board of directors’ nominating committee. From 2001 until now, Mr. Wu worked at Automobile Repairing Department as manager and chief executive officer. He graduated from Northwest University in Xi’an, PRC, in 1982.

Zibing Pan has been our director since December 30, 2009, and is also the chairman of the board of directors’ audit committee. Mr. Pan is a Certified Public Accountant, certified by the Oklahoma State Board of Accountancy and member of American Institute of Certified Public Accountant (AICPA) and Oklahoma Society of Certified Public Accountants (OSCPA). Mr. Pan is currently chief financial officer of China Education Alliance, Inc., to which he was appointed in August 2009. Prior to that position, Mr. Pan was an audit manager with Eide Bailly CPAs & Business Advisors (“Eide Bailly”) at its Oklahoma City office. Mr. Pan had been working at Eide Bailly since September 2005. From September 1998 to September 2005, Mr. Pan was a statistical analyst and economist with the State of Oklahoma. From 1994 to 1996, Mr. Pan worked as a loan project officer for Asian Development Bank Loan Management Office in Anhui, China. From 1988 to 1994, Mr. Pan was an associate professor at Anhui University, China, teaching English language. Mr. Pan graduated with a Master of Business Administration from the University of Central Oklahoma in 1999. He obtained his Bachelor of Arts from Anhui University, China in 1988.

Zhongyang Shang has been our director since December 30, 2009, and is also the chairman of the board of directors’ compensation committee. Mr. Shang is currently the director of Shaanxi Province Administration of Industry and Commerce’s Bureau of Fair Trading, a position he has held since 2006. From 1996 to 2006, Mr. Shang was the director of the Administration of Industry and Commerce for the municipalities of Tongchuan and Xianyang in Shaanxi Province. Mr. Shang was the deputy director of Tongchuan’s Foreign Trade Bureau from 1993 to 1996, and the director of Tongchuan’s Transportation Department from 1984 to 1992. From 1980 to 1983, Mr. Shang was an editor and reporter with the Shaanxi Daily News. Mr. Shang is a graduate of the Central Party College of Economics and Management.

Elaine Zhao has been our chief financial officer since July 1, 2007. In 2005, she founded ELZ Accountancy Corp., a Los Angeles based accounting and financial advisory firm, and she has served as its president since that time. Ms. Zhao continues to work for ELZ. In her work with ELZ, Ms. Zhao has served clients including privately owned and publicly traded company in various industries and has worked with banks in financing small businesses. Ms. Zhao has held Series 7 and 66 licenses as a broker at a national brokerage firm and is an independent financial advisor. From October 2000 to October 2005, Ms. Zhao worked as accountant and auditor at Liang & Company Accountancy Corp. in Los Angeles. Ms. Zhao is a co-founder of the Southern California Chinese Professional Association. She holds an MS in Finance from the Kelley School of Business at Indiana University and is a Certified Public Accountant.

Shuang Gong has been corporate secretary of Aoxing Pharmaceutical since 2006. She is also Administration Manager of Aoxing Pharmaceutical. From 1998 to 2000, Ms. Gong served as Assets Operation Manager of West Securities and Assistant Economist at West Securities; she currently serves as Assistant Office Director of Aoxing Pharmaceutical. Ms. Gong graduated from Xi’an Institute of Technology in Xi’an, PRC, with a bachelor’s degree in machine and electricity integration and earned a second bachelor’s degree in business management from Provincial Party College in Xi’an, China in 2001.

Amei Zhang has been chief operating officer of Aoxing Pharmaceutical since July 2007. From 1999 until now she has served in various capacities at Aoxing Pharmaceutical. Ms. Zhang graduated from North-West University of China with a major of law in 1999, and received a bachelor’s degree in Economics from The Central Party School in 2005 in Xianyang, PRC.

Family Relationships

There are no family relationships between or among any of our current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. There are no family relationships among our officers and directors and the officers and directors of our direct and indirect subsidiaries.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•
Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

•
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers. Our code of ethics is available on our website at www.biostarpharmaceuticals.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at No. 588 Shiji Avenue, Xianyang City, Shaanxi Province, People’s Republic of China 712046.

Audit Committee

Although we are not a “listed company” under SEC rules and are therefore not required to have an audit committee, we have an audit committee comprised of independent directors. We established our audit committee in December 2009, which is consist of Haipeng Wu, Zibing Pan and Zhongyang Shang. Zibing Pan, chairman of the audit committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the audit committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The audit committee’s responsibilities include:

•
The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

•
Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our Company or that are the subject of discussions between management and the independent auditors.

The board of directors has adopted a written charter for the audit committee. A copy of the audit committee charter is posted on our corporate website at: www.biostarpharmaceuticals.com.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

 Compensation Committee

We established our compensation committee in December 2009. The compensation committee consists of Haipeng Wu and Zhongyang Shang, each of whom is an independent director. Zhongyang Shang is the chairman of the compensation committee. The compensation committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The compensation committee also reviews and determines compensation of our executive officers, including our chief executive officer. The board of directors has adopted a written charter for the compensation committee. A copy of the compensation committee charter is posted on our corporate website at: www.biostarpharmaceuticals.com.

Nominating Committee

We established our nominating committee in December 2009. The nominating committee consists of Haipeng Wu and Zhongyang Shang, each of whom is an independent director. Haipeng Wu is the chairman of the nominating committee. The nominating committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the nominating committee. A copy of the nominating committee charter is posted on our corporate website at: www.biostarpharmaceuticals.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table reflects the compensation for the two fiscal years ended December 31, 2009 and 2008, paid to our principal executive officers and each of our other two highest paid executives whose total compensation exceeded $100,000 during these fiscal years (if any).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronghua Wang chief executive officer, president (1)	2009 2008	8,771 8,640	— 13,000	— —	412,050 —	— —	— —	— —	420,821 21,640
Elaine Zhao chief financial officer (2)	2009 2008	47,917 45,000	— —	— —	306,851 —	— —	— —	— —	354,768 45,000

(1)
Mr. Ronghua Wang was appointed our president and chief executive officer on November 1, 2007. Mr. Wang received the compensation set forth above from Aoxing Pharmaceutical and he received no compensation from Biostar in 2008 or 2009. Mr. Wang’s cash compensation was paid in RM which, for reporting purposes, has been converted to U.S. dollars at the conversion rate of 6.9444 RMB to one U.S. dollar for 2008, and 6.8409 RMB to one U.S. dollars for 2009.

(2)	Mrs. Elaine Zhao was appointed our chief financial officer on July 1, 2007. Mrs. Zhao received the compensation set forth above from Biostar.

Grants of Plan-Based Awards

														All Other	All Other
														Stock	Option	Exercise
														Awards:	Awards:	or Base	Grant Date
			Estimated Future Payouts Under						Estimated Future Payouts Under					Number	Number of	Price of	Fair Value
			Non-Equity Incentive Plan Awards						Equity Incentive Plan Awards					of Shares	Securities	Option	of Stock
	Grant		Thres-		Target		Max-		Thres-		Target		Max-	of Stock	Underlying	Awards	and Option
Name	Date		hold ($)		($)	$	imum		hold ($)		($)	$	imum	or Units (#)	Options (#)(2)	($/Sh)	Awards (1)

Ronghua Wang	10/22/09	$	―	$	―	$	―	$	―	$	―	$	―	―	220,000	$2.60	$160,242
Elaine Zhao	10/22/09	$	―	$	―	$	―	$	―	$	―	$	―	―	200,000	$2.60	$119,331

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.

(2)	The vesting schedule for these options is as follows: 33.33% on the grant date and each of the 1st and 2nd-year anniversary of the grant date.

Outstanding Equity Awards at 2009 Fiscal Year End

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)

Ronghua Wang	73,334	(1)	146,666	(1)	―	$2.60	10/21/14	―	―	―	―
Elaine Zhao	66,667	(1)	133,333	(1)	―	$2.60	10/21/14	―	―	―	―

(1)	33.33% of this named executive officer’s options vest(ed) on October 22, 2009, October 22, 2010 and October 22, 2011.

Employment Agreements

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

On August 1, 2009, we entered into a financial services agreement with ELZ Accountancy Corp. (“ELZ”), for the services of ELZ’s employee, Elaine Zhao, to continue her services as our chief financial officer through May 31, 2011 (the “Term”).  Pursuant to the agreement, ELZ shall receive a service fee at the rate of $50,000 per year.  ELZ shall also receive $1,000 and $2,000 in cash or stock during the first and second years of the Term, respectively, to be paid in the first week of January each year, as well as a discretionary additional service fee based upon the profits of the Company. During the Term, Ms. Zhao is entitled to participate in all benefit plans that may be in effect for senior management, including dental, medical and disability insurance, in accordance with the Company’s policies established and in effect from time to time. Ms. Zhao’s employment with the Company may be terminated at any time, with or without just cause. In the event that Ms. Zhao’s employment is terminated by the Company without just cause, ELZ is entitled to a termination payment of three months’ service fee plus a pro-rated additional service fee, as well as any previously declared additional service fee issued pursuant to the agreement.

Employment Agreements of Aoxing Pharmaceutical

Aoxing Pharmaceutical has employment agreements with Shuang Gong, who serves as corporate secretary of both Aoxing Pharmaceutical and Biostar, and Amei Zhang, who is chief operating officer for both Aoxing Pharmaceutical and Biostar. The employment agreements of Ms. Gong, Mr. Yuan and Ms. Zang have the same material terms. Their employment agreements provide for a term of 5 years, year-end bonuses based on profitability of Aoxing Pharmaceutical, a salary increases based on performance, and health and insurance benefits. Aoxing Pharmaceutical may terminate the employment agreements for cause by reason of serious neglect, criminal charges, or violation of the Aoxing Pharmaceutical’s rules by the employee. On the other hand, the employee may terminate the employment agreement on 30-day notice and may terminate without notice in the event Aoxing Pharmaceutical violates health and safety regulations, fails to provide labor protection or fails to pay the employee.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Ronghua Wang (2)	$-	$-	$-	$-	$-		$-	$-

Qinghua Liu	$5,262	$-	$47,732	$-	$-	$-		$52,994

Haipeng Wu	$3,508	$-	$11,933	$-	$-	$-		$15,441

Ziping Pan	$-	$-	$-	$-	$-	$-		$-

Zhongyang Shang	$-	$-	$-	$-	$-	$-		$-

(1)
Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the Company to determine the overall value of the stock award as of the date of grant, and to then expense that value over the service period over which the stock award becomes exercisable (vested).  As a general rule, for time in service based stock awards, the Company will immediately expense any stock award or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock award.

(2)	This individual’s compensation is reflected in the Summary Compensation Table on page 57 above.

Agreements with Directors

Under our agreement with Mr. Pan, he is appointed for one year or until the next annual shareholders’ meeting, and will be entitled to receive annual compensation of 120,000 Renminbi (“RMB”) for his services rendered as a member of the board of directors and as chairman of the audit committee, payable in quarterly installments and subject to his continuous service on the board of directors. Mr. Pan is additionally granted options under our 2009 Incentive Stock Plan (the “Plan”) to purchase up to 50,000 shares of Common Stock, and in connection therewith, Mr. Pan will enter into a nonstatutory stock option agreement with us. Additionally, Mr. Pan will be reimbursed for his expenses incurred in connection with the performance of his duties, including travel expenses. We have also agreed to obtain directors’ and officers’ liability insurance, and to maintain such insurance during Mr. Pan’s appointment on the board of directors. Mr. Pan’s appointment terminates immediately if he: (a) resigns for any reason; (b) is removed or not re-elected at the next annual meeting of shareholders; (c); is declared bankrupt; (d) is disqualified from acting as a director; (e) dies; or (f) is ordered to resign by a court of competent jurisdiction.

Under our agreement with Mr. Shang, he is appointed for one year or until the next annual shareholders’ meeting, and will be entitled to receive annual compensation of RMB 20,000 for his services rendered as a member of the board of directors and as chairman of the compensation committee and member of the audit and nominating committees, payable in quarterly installments and subject to his continuous service on the board of directors. Mr. Shang is additionally granted options under the Plan to purchase up to 50,000 shares of Common Stock, and in connection therewith, Mr. Shang will enter into a nonstatutory stock option agreement with us. Additionally, Mr. Shang will be reimbursed for his expenses incurred in connection with the performance of his duties, including travel expenses. We have also agreed to obtain directors’ and officers’ liability insurance, and to maintain such insurance during Mr. Shang’s appointment on the board of directors. Mr. Shang’s appointment terminates immediately if he: (a) resigns for any reason; (b) is removed or not re-elected at the next annual meeting of shareholders; (c); is declared bankrupt; (d) is disqualified from acting as a director; (e) dies; or (f) is ordered to resign by a court of competent jurisdiction.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,080,000	$2.77	920,000
TOTAL	1,080,000	$2.77	920,000

On August 25, 2009, our board of  directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “Biostar Pharmaceuticals, Inc. 2009 Incentive Stock Plan” (hereinafter the “2009 Plan”). The maximum number of shares that may be issued under the 2009 Plan is 2,000,000 shares of our common stock. The 2009 Plan was approved by written consent of shareholders holding a majority of our issued and outstanding common stock; however, we have not notified all of our shareholders of such approval as required under applicable Maryland law. Under this Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The 2009 Plan is administered either by the compensation committee or a committee appointed by the Board, which is comprised of a combination of two or more officers and/or members of the Board. The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan to approve the eligible persons nominated by the management of the Company to be granted awards of common stock (“Awards”) or stock options, to determine the number of Awards or stock options to be granted to an eligible person; to determine the time or times at which or stock options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; to remove or adjust any restrictions and conditions upon Awards or Stock Options; to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of December 31, 2009, there are 920,000 shares of our common stock remaining available for future issuance under the 2009 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 24, 2010, by (i) any person or group with more than 5% of our voting securities, (ii) each director and executive officer and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 24, 2010, are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Owner (2)		Percent of Class (2)
Common Stock	Ronghua Wang chairman of Board, president and chief executive officer	9,040,308	(3)	35.01%		(3)

Common Stock	Qinghua Liu Director	29,667	(4)	*	%	(4)

Common Stock	Haipeng Wu Director	6,667	(5)	*	%	(5)

Common Stock	Zibing Pan (6) Director	0				-

Common Stock	Zhongyang Shang Director	0				-

Common Stock	Elaine Zhao (7) chief financial officer	69,907	(7)	*	%

Common Stock	Amei Zhang chief operating officer	49,667	(8)	*	%	(8)

Common Stock	Shuang Gong corporate secretary	36,334	(9)	*	%	(9)

Common Stock	All Directors and Officers of the Company as a group	9,232,550		35.76%

Common Stock	Andrew Barron Worden	2,556,629	(10)	9.90%		(10)
* Less than 1%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: No. 588 Shiji Avenue, Xianyang City, Shaanxi province, PRC, 712046.
(2)
Unless otherwise noted, the number and percentage of outstanding shares of common stock of Biostar is based upon 25,820,119 shares outstanding as of March 24, 2010. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(3)	Includes 73,334 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on October 22, 2009.
(4)	Includes 26,667 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on October 22, 2009.
(5)	Includes 6,667 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on October 22, 2009.
(6)	Zibing Pan’s address is: 1813 NW 176th PL Edmond, OK 73012.
(7)
Elaine Zhao’s address is: 20955 Pathfinder Road, Suite 100, Diamond Bar, California 91765. Includes 66,66 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on October 22, 2009.

(8)	Includes 26,667 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on October 22, 2009.
(9)	Includes 33,334 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on October 22, 2009.
(10)
Andrew Barron Worden’s address is 730 Fifth Avenue, 25th Floor, New York, New York 10019. The number of shares reported herein as beneficially owned by Mr. Worden includes 1,690,634 shares held by a group of shareholders to which Mr. Worden has been granted trading authorization to and share dispositive power of.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As described in “Business – Our History and Corporate Structure” above, we have the right, through our wholly-owned subsidiary Shaanxi Biostar, to appoint the officers and directors of Aoxing Pharmaceutical. The transactions described in “Business – Our History and Corporate Structure” involve officers and directors of Shaanxi Biostar and Aoxing Pharmaceutical, some of whom are also our officers and directors. To understand these relationships and these transactions, you should review the discussion in this prospectus under “Business – Our History and Corporate Structure.”

Other than the above transactions or otherwise set forth in any reports filed by the Company with the SEC, the Company and its subsidiaries have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of its common stock, or family members of such persons. The Company is not a subsidiary of any company.

Director Independence

Based upon information submitted by Haipeng Wu, Zibing Pan and Zhongyang Shang, the board of directors has determined that each of them is considered independent under Rule 5605(a)(2) of the NASDAQ Listing Rules, even though such definition does not currently apply to us because we are not listed on the NASDAQ Capital Market. All members of the audit, compensation and nominating committees satisfy the “independence” standards applicable to members of each such committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Morgenstern, Svoboda & Baer, CPAs, P.C. (“MSB”) served as our independent registered public accounting firm for our fiscal year ended December 31, 2008.  On June 30, 2009, MSB resigned and we appointed Acquavella, Chiarelli, Shuster, Berkower & Co., LLP (“”ACSB”) as our new independent registered public accounting firm for our fiscal year ended December 31, 2009. On January 22, 2010, we dismissed ACSB and appointed Mazars CPA Limited (“Mazars”) as our new independent registered public accounting firm for our fiscal year ended December 31, 2009. The following table shows the fees that were billed for audit and other services provided by these firms during the 2009 and 2008 fiscal years:

	Fiscal Year Ended December 31,
	2009			2008
Billing Firm	Mazars	ACSB	MSB	MSB

Audit Fees (1)	$105,000	$16,000	$44,000	$76,707
Audit-related Fees (2)	-	-	-	-
Tax Fees (3)	-	-	-	-
All Other Fees (4)	-	-	-	-
Total	$105,000	$16,000	$44,000	$76,707

(1)
Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)
Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

ITEM 15. EXHIBITS

(1) Financial Statements

The following consolidated financial statements of Biostar are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation filed with the corporate secretary of State of the State of Maryland on March 27, 2007 (1)
3.2	Articles of Amendment. filed with the corporate secretary of State of the State of Maryland on August 1, 2007 (1)
3.3	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on September 14, 2007 (1)
3.4	Certificate of Designation for the Series B Convertible Preferred Stock as filed with the corporate secretary of State of Maryland on November 2, 2009 (8)
3.4	Bylaws (1)
4.1	Form of $1.00 Common Stock Warrant (1)
4.2	Form of $3.00 Common Stock Warrant (8)
10.1	Amended and Restated Entrusted Management Agreement by and among Shaanxi Aoxing Pharmaceutical Co., Ltd., its shareholders and Shaanxi Biostar Biotech Ltd. dated May 6, 2008 (4)
10.2	Form of Preferred Stock and Warrant Purchase Agreement between the Company and the purchasers of the Series A Convertible Preferred Stock (1)
10.3	Form of Amendment No. 1 to the Preferred Stock and Warrant Purchase Agreement between the Company and the purchasers of the Series A Convertible Preferred Stock (1)
10.4
Exclusive Option Agreement by and among Shaanxi Biostar Biotech Ltd., Wang Ronghua, Wang Yan, Wang Rongfa, Wang Rangmei, Cao Xuezhu, Wang Yuxing, An Xiaoru, Ao Quanfang, Tang Wenying, Qin Hongxia, Wu Gang, Wu Weiping, Bai Rong, Wu Jin and Shaanxi Aoxing Pharmaceutical Co., Ltd. (2)

10.5
Share Pledge Agreement by and among Wang Ronghua, Wang Yan, Wang Rongfa, Wang Rangmei, Cao Xuezhu, Wang Yuxing, An Xiaoru, Ao Quanfang, Tang Wenying, Qin Hongxia, Wu Gang, Wu Weiping, Bai Rong, Wu Jin, and Shaanxi Biostar Biotech Ltd. (2)

10.6
Shareholders’ Voting Proxy Agreement by and among Shaanxi Biostar Biotech Ltd., Wang Ronghua, Wang Yan, Wang Rongfa, Wang Rangmei, Cao Xuezhu, Wang Yuxing, An Xiaoru, Ao Quanfang, Tang Wenying, Qin Hongxia, Wu Gang, Wu Weiping, Bai Rong and Wu Jin (2)

10.7	Cooperation Agreement by and between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Xianyang Material Medical Institute (3)
10.8	Technological Cooperation Agreement between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Shaanxi University of Science and Technology (3)
10.9	Drug Supply and Marketing Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Guangdong Runtai Pharmaceutical Co., Ltd. (2)
10.10	Purchase Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Xi'an Chemical Industry Medicine Supply and Marketing Company (2)
10.11	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Shuang Gong dated June 10, 2006 (2)
10.12	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Jianmin Du dated January 2, 2006 (2)
10.13	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Ame Zhang dated July 7, 2007 (2)
10.14	Corporate Finance Advisory Agreement between Friedland Capital Inc. and Shaanxi Aoxing Pharmacy Co., Ltd. dated March 8 , 2007 (2)
10.15	Entrust Agreement for Land Acquisition (2)
10.16	Land Use Right (2)
10.17	Purchase Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Xi’an Chinese Drug Tablet Factory (2)
10.18	Loan Agreement between Shaanxi Aoxing Pharmaceutical Co., Ltd and Qindu District Rural Credit Cooperative (Fengxi Branch) dated February 13, 2008 (3)
10.19	Technological Cooperation Agreement between Shaanxi Aoxing Pharmaceutical Co., Ltd and College of Life Sciences of Northwest University dated September 10, 2006 (3)

10.20	Preliminary Employment Agreement between Biostar Pharmaceuticals, Inc. and Elaine Zhao dated June 25, 2007 (5)
10.21	Stock Purchase Agreement by and between the Company and purchasers of Series B Convertible Preferred Stock dated November 2, 2009 (8)
10.22	Make Good Escrow Agreement by and among the Company, purchasers of Series B Convertible Preferred Stock, and Sichenzia Ross Friedman Ference LLP dated November 2, 2009 (8)
10.23	Closing Escrow Agreement by and among the Company, purchasers of Series B Convertible Preferred Stock and Sichenzia Ross Friedman Ference LLP dated November 2, 2009 (8)
10.24	Stock Purchase Agreement by and between the Company and purchasers of Series B Convertible Preferred Stock dated November 18, 2009 (9)
10.25	Financial Services Agreement by and among the Company, ELZ Accountancy Corp., and Elaine Zhao dated August 1, 2009 (7)
10.26	Form of Director Offer Letter with Zibing Pan and Zhongyang Shang (10)
10.27	Wu Quan Mountain Land Use Transfer Agreement *
14	Code of Ethics (10)
16.1	Letter from Morgenstern, Svoboda & Baer CPA (6)
16.2	Letter from Acquavella, Chiarelli, Shuster, Berkower & Co., LLP (11)
21	Subsidiaries (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1A (File No. 333-147363) filed with the SEC on February 25, 2008.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1A (File No. 333-147363) filed with the SEC on May 9, 2008.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1A (File No. 333-147363) filed with the SEC on June 12, 2008.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1A (File No. 333-147363) filed with the SEC on June 27, 2008.
(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2009.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2009.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2009.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2010.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A filed with the SEC on January 28, 2010.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)
Date: March 31, 2010	By: /s/ Ronghua Wang
Ronghua Wang Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2010	By: /s/ Elaine Zhao
Elaine Zhao Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronghua Wang	Chief Executive Officer/Director	March 31, 2010
Ronghua Wang

/s/ Elaine Zhao	Chief Financial Officer	March 31, 2010
Elaine Zhao

/s/ Qinghua Liu	Director	March 31, 2010
Qinghua Liu

/s/ Haipeng Wu	Director	March 31, 2010
Haipeng Wu

/s/ Zibing Pan	Director	March 31, 2010
Zibing Pan

/s/ Zhongyang Shang	Director	March 31, 2010
Zhongyang Shang

BIOSTAR PHARMACEUTICALS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders
Biostar Pharmaceuticals, Inc
We have audited the accompanying consolidated balance sheet of Biostar Pharmaceuticals, Inc. (“Biostar”) and its subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statement of operation, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mazars CPA Limited

Mazars CPA Limited
Certified Public Accountants
Hong Kong
March 31, 2010

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, N.Y.10005
TEL:  (212) 925-9490
FAX: (212) 226-9134
E-MAIL:  MSBCPAS@gmail.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Biostar Pharmaceutical, Inc.

We have audited the accompanying consolidated balance sheets of Biostar Pharmaceutical, Inc. as of December, 31 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008. Biostar Pharmaceutical, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biostar Pharmaceutical, Inc and subsidiaries as of December 31, 2008, and the results of their operations and their consolidated cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, N.Y.
March 25, 2009

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$8,577,704	$758,316
Accounts receivable	19,803,434	11,700,841
Inventories	340,078	315,745
Prepaid expenses and other receivables	1,500,327	8,753
Total Current Assets	30,221,543	12,783,655

Deposits	1,316,328	2,917,919
Property and equipment, net	4,340,917	5,930,467
Intangible assets, net	11,131,681	7,365,765

Total Assets	$47,010,469	$28,997,806

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,559,281	$2,228,296
Customer and other deposits	-	2,556,097
Value-added tax payable	1,050,051	527,103
Income tax payable	1,481,266	413,205
Total Current Liabilities	6,090,598	5,724,701

Commitment and contingencies

Stockholders' Equity
Series B, convertible preferred stock, $0.001 par value, 5,000,000 shares
authorized, 3,060,000 shares and Nil issued and outstanding at December 31, 2009 and 2008	3,060	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
23,374,799 and 23,240,899 shares issued and outstanding at December 31, 2009 and 2008	23,375	23,241
Additional paid-in capital	19,801,366	10,430,168
Statutory reserve	2,860,685	1,585,383
Retained earnings	17,548,676	10,996,655
Accumulated other comprehensive income	682,709	237,658
Total Stockholders' Equity	40,919,871	23,273,105

Total Liabilities and Stockholders' Equity	$47,010,469	$28,997,806

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2009	2008

Sales, net	$53,318,744	$33,910,922

Cost of sales	14,314,776	14,059,343

Gross profit	39,003,968	19,851,579

Operating expenses:
Selling, general and administrative expenses	22,873,250	12,089,937
Stock-based compensation	1,029,875	-
Total operating expenses	23,903,125	12,089,937

Income from operations	15,100,843	7,761,642

Other Income (Expense)
Interest income	2,899	2,917
Interest expense	-	(40,615)
Loss on disposal of building	(357,789)	-
Foreign exchange loss	2,809	-
Total other Income (Expense)	(352,081)	(37,698)

Income before income taxes	14,748,762	7,723,944

Provision for income taxes	4,250,922	1,033,402

Net income	$10,497,840	$6,690,542

Deemed dividend from beneficial conversion feature of preferred stock	(2,670,517)	(1,462,240)

Net income applicable to common stockholders	$7,827,323	$5,228,302

Net income per common stock
Basic	$0.34	$0.23
Diluted	$0.32	$0.22

Weighted average number of common stocks outstanding
Basic	23,255,391	22,369,434
Diluted	24,338,471	23,257,470

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

								Accumulated
					Additional			Other	Total
	Capital Stock		Preferred Stock		Paid-in	Statutory	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income (Loss)	Equity

BALANCE, JANUARY 1, 2008	22,152,311	$22,152	72,500	$725,000	$8,244,017	$902,113	$6,451,623	$(53,517)	$16,291,388

Conversion of Series A preferred stock	1,088,588	1,089	(72,500)	(725,000)	723,911	-	-	-	-
Deemed dividend on Series A preferred stock	-	-	-	-	1,462,240	-	(1,462,240)	-	-
Transfer to statutory reserve	-	-	-	-	-	683,270	(683,270)	-	-
Comprehensive income:
Net income	-	-	-	-	-	-	6,690,542	-	6,690,542
Foreign currency translation adjustment	-	-	-	-	-	-	-	291,175	291,175
Total comprehensive income	-	-	-	-	-	-	-	-	6,981,717

BALANCE, DECEMBER 31, 2008	23,240,899	$23,241	-	$-	$10,430,168	$1,585,383	$10,996,655	$237,658	$23,273,105

Issuance of Series B preferred stock	-	-	3,060,000	3,060	5,670,940	-	-	-	5,674,000
Deemed dividend on Series B preferred stock	-	-	-	-	2,670,517	-	(2,670,517)	-	-
Stock-based compensation	133,900	134	-	-	1,029,741	-	-	-	1,029,875
Transfer to statutory reserve	-	-	-	-	-	1,275,302	(1,275,302)	-	-
Comprehensive income:
Net income	-	-	-	-	-	-	10,497,840	-	10,497,840
Foreign currency translation adjustment	-	-	-	-	-	-	-	445,051	445,051
Total comprehensive income	-	-	-	-	-	-	-	-	10,942,891

BALANCE, DECEMBER 31, 2009	23,374,799	$23,375	3,060,000	$3,060	$19,801,366	$2,860,685	$17,548,676	$682,709	$40,919,871

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,497,840	$6,690,542
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	607,649	645,846
Loss on disposal of building	357,789	-
Stock-based compensation	1,029,875	-
Changes in operating assets and liabilities:
Accounts receivable	(8,069,157)	(7,187,746)
Inventories	(23,535)	(92,443)
Prepaid expenses and other receivables	(1,490,765)	10,528
Accounts payable and accrued expenses	1,175,997	1,593,165
Other deposits	-	17,236
VAT tax payable	521,357	205,829
Income tax payable	1,066,459	210,249
Net cash provided by operating activities	5,673,509	2,093,206

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(16,561)	(51,770)
Construction in progress	(1,169,440)	-
Acquisition of land use right	(1,169,440)	(276,531)
Deposit paid for acquisition of land use right	-	(2,872,635)
Proceeds from disposal of property and equipment	143,256	-
Deposit paid for acquisition of business	(1,315,620)	-
Net cash used in investing activities	(3,527,805)	(3,200,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term bank loan	-	(545,801)
Proceeds from issuance of preferred stock	5,674,000	-
Net cash provided by (used in) financing activities	5,674,000	(545,801)

Effect of exchange rate changes on cash and cash equivalents	(316)	125,428

Net increase (decrease) in cash and cash equivalents	7,819,388	(1,528,103)

Cash and cash equivalents, beginning balance	758,316	2,286,419

Cash and cash equivalents, ending balance	$8,577,704	$758,316

SUPPLEMENTAL DISCLOSURES:
Interest payments	$-	$40,615
Income tax payments	$3,184,462	$823,153

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$-	$725,000
Prior year deposit received for disposed building	$2,561,074	$-
Prior year deposit paid for acquisition of land use right	$2,923,600	$-

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - ORGANIZATION

Biostar Pharmaceuticals, Inc. (“Biostar” or “the Company”) was incorporated in the State of Maryland on March 27, 2007. On June 15, 2007, Biostar formed Shaanxi Biostar Biotech Ltd. (“Shaanxi Biostar”). Shaanxi Biostar is a wholly-owned subsidiary of Biostar and a limited liability company organized under the laws of the People's Republic of China (the "PRC").

On November 1, 2007, Shaanxi Biostar entered into a series of agreements including a Management Entrustment Agreement, a Shareholders’ Voting Proxy Agreement, an Exclusive Option Agreement and a Share Pledge Agreement (collectively the “Agreements”) with Shaanxi Aoxing Pharmaceutical Co., Ltd. ("Aoxing Pharmaceutical") and its shareholders (the “Transaction”). Aoxing Pharmaceutical is a corporation formed under the laws of the PRC. According to these Agreements, Shaanxi Biostar acquired management control of Aoxing Pharmaceutical whereby Shaanxi Biostar is entitled to all of the net profits of Aoxing Pharmaceutical as a management fee, and is obligated to fund Aoxing Pharmaceutical’s operations and pay all of the debts. In exchange for entering into the Agreements, on November 1, 2007, the Company issued 19,832,311 shares of its common stock to Aoxing Pharmaceutical owners, representing approximately 90% of the Company’s common stock outstanding after the Transaction. Consequently, the owners of Aoxing Pharmaceutical own a majority of the Company's common stock immediately following the Transaction. Therefore, the Transaction is being accounted for as a reverse acquisition, and Aoxing Pharmaceutical is deemed to be the accounting acquirer in the reverse acquisition.

The Agreements provide that Shaanxi Biostar has controlling interest in Aoxing Pharmaceutical as defined by Financial Accounting Standard Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), included in the FASB Accounting Standards Codification (”Codification”) as Accounting Standards Codification (“ASC”) 810, Consolidation, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, included in the Codification as ASC 810, Consolidation, which requires Shaanxi Biostar to consolidate the financial statements of Aoxing Pharmaceutical and ultimately consolidate with its parent company, Biostar (see Note 2 “Principles of Consolidation”).

The Company, through its subsidiary and the Agreements with Aoxing Pharmaceutical, is engaged in the business of discovering, developing, manufacturing and marketing of over-the-counter (“OTC”) and prescription pharmaceutical products as well as nutrient products for a variety of diseases and conditions such as hepatitis, gynecopathy and various male diseases in the PRC.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Shaanxi Biostar is entitled to a management fee equal to Aoxing Pharmaceutical’s net profits and is obligated to assume all operation risks and bear all losses of Aoxing Pharmaceutical.  Therefore, Shaanxi Biostar is the primary beneficiary of Aoxing Pharmaceutical.

Aoxing Pharmaceutical is wholly owned by the majority stockholders of the Company. The further capital provided to Aoxing Pharmaceutical by the Company was recorded as interest-free loan to Aoxing Pharmaceutical. There was no written note to this loan and the loan is not interest bearing and was eliminated during consolidation. Under the terms of the Agreements, the shareholders of Aoxing Pharmaceutical are required to transfer their ownership of Aoxing Pharmaceutical to the Company’s subsidiary in China when permitted by PRC laws and regulations or to designees of the Company at any time when the Company considers it is necessary to acquire Aoxing Pharmaceutical. In addition, the shareholders of Aoxing Pharmaceutical have pledged their shares in Aoxing Pharmaceutical as collateral to secure these Agreements.

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operation in China uses Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, Foreign Currency Translation, included in the Codification as ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity, included in the Codification as ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the income statement.  During the year ended December 31, 2009, the foreign currency translation adjustments to the Company’s other comprehensive income were $445,051.

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $133,720 and $134,789 as at December 31, 2009 and 2008, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to market value, if lower. Inventories consist of the following:

	December 31,	December 31,
	2009	2008

Raw materials	$261,868	$29,387
Work in process	41,010	8,597
Finished goods	37,200	277,761
	$340,078	$315,745

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Real property	30 years
Machinery & equipment	5-10 years
Leasehold improvements	30 years
Computers & office equipment	5-10 years

Property, plant & equipment consist of the following:

	December 31,	December 31,
	2009	2008

Construction in progress	$1,169,440	$-
Real property	1,528,543	4,393,371
Machinery & equipment	542,195	541,063
Leasehold improvements	1,956,289	1,946,831
Furniture & fixtures	63,420	62,982
Vehicle	24,970	19,437
	5,284,857	6,963,684
Less: Accumulated depreciation	(943,940)	(1,033,217)
	$4,340,917	$5,930,467

At December 31, 2009, expenditures of $1,169,440 had been incurred for construction of raw material processing plant.

In July 2009, we consummated a disposal of a building we used prior to moving to our current location for RMB 18,500,000 ($2,705,786), about RMB 17,520,000 ($2,562,452) of the sales proceeds was received in advance in year 2007, with the remaining balance being received in year 2009. Consequently, in the year ended December 31, 2009, we recorded a loss on disposal of building of $357,789.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The land use rights will expire between year 2056 and year 2060. The proprietary technologies were contributed by four stockholders of the Company and relate to the production of the Company's five state approved drugs. All of the Company’s intangible assets are subject to amortization with estimated lives of:

Land use right	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	December 31,	December 31,
	2009	2008

Land use right	$10,571,810	$6,478,769
Proprietary technologies	1,511,544	1,511,544
	12,083,354	7,990,313
Less: Accumulated amortization	(951,673)	(624,548)
	$11,131,681	$7,365,765

The estimated future amortization expenses related to intangible asset as of December 31, 2009 are as follows:

Years Ending December 31,
2010	$ 327,200
2011	327,200
2012	327,200
2013	327,200
2014	327,200
Thereafter	9,495,681

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business, included in the Codification as ASC 225, Income Statement. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. During the year ended December 31, 2009, there was $357,789 loss on disposal of a plant building.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, included in the Codification as ASC 825, Financial Instruments, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Value Added Tax Payable

The Company is subject to a value added tax rate of 17% on product sales by the PRC.  Value added tax payable is computed net of value added tax paid on purchases for all sales in the PRC.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company does not allow its customers to return products.  The Company’s customers can exchange products only if they are damaged in transportation.

Stock-Based Compensation

The Company has elected to use the Black-Scholes-Merton (“BSM”) pricing model to determine the fair value of stock options on the dates of grant.  Also, the Company recognizes stock-based compensation using the straight-line method.

The Company values stock awards using the market price on or around the date the shares were awarded and includes the amount of compensation as a period compensation expense.

For the years ended December 31, 2009 and 2008, the Company recognized stock-based compensation of $1,029,875 and $0, respectively.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the years ended December 31, 2009 and 2008, the Company incurred advertising expense of $9,947,551 and $5,051,404, respectively.

Research and Development

Remuneration of research and development staff and material costs incurred for internal research and development activities and payments made to third parties in connection with research and development collaborations prior to regulatory approval are expensed as incurred. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the shorter of the remaining license period or product patent life. In the years ended December 31, 2009 and 2008, the Company incurred research and development expense of $511,630 and $31,599, respectively.

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

On January 1, 2007, The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), included in the Codification as ASC 740, Income Taxes. The topic addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Net Income Per Share

Basic net income per share is computed on the basis of the weighted average number of common stocks outstanding during the period.

Diluted net income per share is computed on the basis of the weighted average number of common stocks and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net income per share are excluded from the calculation.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Dilution is computed by applying the if-converted method for convertible preferred stocks. Under this method, the convertible preferred stocks are assumed to be converted at the beginning of the period (or at the time of issuance, if later), and preferred dividends (if any) shall be added back to determine income applicable to common stock. The shares issuable upon conversion shall be added to weighted average number of common stock outstanding. Conversion shall be assumed only if it reduces earnings per share (or increases loss per share).

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

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, included in the Codification as ASC 280, Segment Reporting, requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent accounting pronouncements

Effective 1 July 2009, the Company adopted ASC Topic 105, “the FASB Accounting Standards Codification” (“Codification”) (formerly SFAS No. 168). Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority. The adoption of this statement does not have a material effect on the Company's financial statements. However, because the Codification completely replaces existing standards, it will affect the way US GAAP is referenced within the Company’s financial statements and accounting policies.

Effective April 1, 2009, the Company adopted (i) ASC Topic 320, “Recognition of Presentation of Other-Than-Temporary Impairments” (formerly FASB Staff Positions (“FSP”) FAS No. 115-2 and FAS No. 124-2), (ii) ASC Topic 825, “Interim Disclosures about Fair Value of Financial Instruments” (formerly FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1), and (iii) ASC Topic 820, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (formerly FSP FAS No. 157-4). ASC Topic 320 amends the other-than-temporary impairment guidance in the US GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. ASC Topic 825 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. ASC Topic 820 provides additional guidance for estimating fair value in accordance with ASC Topic 820, “Fair Value Measurements” (formerly SFAS No. 157). The adoption of these topics does not have a material effect on the Company’s financial statements.

Effective April 1, 2009, the Company adopted ASC Topic 855, “Subsequent Events” (formerly SFAS No. 165), which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, i.e., whether that date represents the date the financial statements were issued or were available to be issued. Effective February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 which amend guidance on subsequent events to remove the requirement for Securities and Exchange Commission (“SEC”) filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance. The adoption of this topic does not have a material effect on the Company’s financial statements.

Effective January 1, 2009, the Company adopted ASC Topic 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (formerly SFAS No. 141). ASC Topic 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The adoption of this topic does not have a material effect on the Company’s financial statements.

In August 2009, the FASB issued ASC Topic 820, “Measuring Liabilities at Fair Value”, with respect to the fair value measurement of liabilities. ASC Topic 820 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) the quoted price of the identical liability when traded as an asset, (2) the quoted prices for similar liabilities or similar liabilities when traded as assets, and (3) another valuation technique (e.g., a market approach or income approach) including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability. This topic will be effective for periods beginning after October 1, 2009 with early adoption permitted. The Company has not elected to early adopt this topic and is evaluating the impact that this topic will have on the Company’s financial statements.

In June 2009, the FASB issued ASC Topic 860, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (formerly SFAS No. 166). ASC Topic 860 amends the de-recognition accounting and disclosure guidance relating to SFAS 140. ASC Topic 860 eliminates the exemption from consolidation for qualifying special-purpose entity (“QSPE”), it also requires a transferor to evaluate all existing QSPE to determine whether it must be consolidated in accordance with ASC Topic 810. This topic will be effective for periods beginning after November 15, 2009 with early adoption permitted. The Company has not elected to early adopt thus topic and is evaluating the impact that this topic will have on the Company’s financial statements.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2009, the FASB issued ASC Topic 810, “Amendments to FASB Interpretation No. 46(R)” (formerly SFAS No. 167), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASC Topic 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC Topic 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. This topic will be effective for periods beginning after November 15, 2009 with early adoption permitted. The Company has not elected to early adopt this topic and is evaluating the impact that this topic will have on the Company’s financial statements.

Note 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables include deposits for research and development, prepaid advertising expenses and professional fee. As of December 31, 2009, the Company prepaid $767,785 for research and development and $702,042 for advertising expenses.

Note 4 – DEPOSITS

At December 31, 2009, deposits include $438,776 for acquiring a medical equipment and nutrients manufacturer and $877,552 refundable deposit for acquiring a medicine packaging manufacturer.

Note 5 – STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock

On November 2, 2009 (the “Closing Date”), the Company entered into and closed on a securities purchase agreement with certain accredited investors (the “Investors”) pursuant to which the Investors purchased 2,060,000 shares of its series B convertible preferred stock (“Series B Preferred Stock”) with attached warrants to purchase a total of 500,000 shares of its common stock (the “Warrants”) for an aggregate purchase price of $3,605,000.  The Series B Preferred Stock is convertible into 2,060,000 shares of the Company’s common stock.

On November 18, 2009, the Company entered into and closed on a securities purchase agreement with certain accredited investors pursuant to which the investors purchased 1,000,000 shares of its Series B Preferred Stock for an aggregate purchase price of $2,120,000. The Series B Preferred Stock is convertible into 1,000,000 shares of the Company’s common stock.

The Series B Preferred Stock does not pay annual dividends and shall not have any voting rights except as required by law. No dividends shall be declared or payable with respect to the Company’s common stock while the Series B Preferred Stock is outstanding. The Company shall not redeem or purchase any shares of common stock or any other class or series of capital stock which is junior to or on parity with the Series B Preferred Stock while the Series B Preferred Stock is outstanding.

The Series B Preferred Stock is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company and both the conversion price of the Series B Preferred Stock and the exercise price of the Warrants are subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.  The full ratchet and anti-dilution protection provided for in the Series B Preferred Stock for subsequent lower price issuances shall be null and void and shall have no further force or effect if EITF 07-5, as such may amended, supplemented or modified by any accounting guidance and/or announcement(s) issued by the Financial Accounting Standards Board, the Emerging Issues Task Force or any other regulatory authority, will adversely effect the Company’s financial condition as a result of such provision.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has agreed that if its common stock is not listed on a national securities exchange within one hundred and forty-five (145) days of the Closing Date, the Company shall pay the Investors as liquidated damages and not as a penalty, an amount equal to twelve percent (12%) per annum, based on the lesser of (i) the Purchase Price or (ii) that percentage of the Purchase Price which the shares of common stock issuable upon conversion of the Series B Preferred Stock and issuable upon exercise of the Warrants bears to the number of shares of common stock initially issuable upon conversion of the Series B Preferred Stock; provided, however, such payment of liquidated damages shall not accrue until the Company fulfills all of its requirements for listing on a national securities exchange.

As the Series B Preferred Stock does not require redemption by the Company, upon issuance, the Company recorded a one-time deemed dividend and as an increase in additional paid-in capital, the intrinsic value of the beneficial conversion feature (the "BCF") of $2,670,517. The intrinsic value of the BCF is the difference between the fair value of the common stock underlying the Series B Preferred Stock at issuance and the amount of proceeds to be allocated to the preferred stock. The proceeds of $3,605,000 from the November 2, 2009 private placement were allocated to the preferred stock and warrants based on their relative fair values. The warrants were valued using the BSM model and recorded in additional paid-in capital.

Series A Convertible Preferred Stock

Between May 29, 2007 and June 4, 2007, the Company raised $725,000 from two investors in a private placement of its series A convertible preferred stock ($0.001 par value) (the “Series A Preferred Stock”) at a purchase price of $10.00 per unit, for a unit consisting of one share of preferred stock and one warrant.

The Series A Preferred Stock was not entitled to any dividends. The Series A Preferred Stock has no voting rights except that the approval of the holders of at least 51% of the Series A Preferred Stock is required for the authorization, creation, or issuance, or any increase in the authorized or issued amount, of any class or series of stock ranking equal or prior to the Series A Preferred Stock; or the amendment, alteration, or repeal of any of the provisions of the Articles of Incorporation of the corporation which would alter or change the powers, preferences, or special rights of the shares of the Series A Preferred Stock so as to affect them adversely. On liquidation the holders are entitled to receive $10 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

Each share of Series A Preferred Stock is convertible into shares of common stock at the option of the holder at a conversion price of $0.67 per share. The aggregate number of shares of common stock which may be issued upon conversion of the Series A Preferred Stock shall be no more than 2 million shares.

On October 20, 2008, the 72,500 shares of Series A Preferred Stock issued and outstanding on that date were converted into 1,088,588 shares of common stock.  In connection with the conversion, the Company recorded a deemed dividend of $1,462,240 for the BCF embedded in the Series A Preferred Stock for the year ended December 31, 2008.  The $725,000 proceeds received from the Series A Preferred Stock were allocated to the preferred stock and warrants based on their relative fair values. The warrants were valued using the BSM model and recorded in additional paid-in capital.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common stock

At December 31, 2009, the Company has 100,000,000 shares of common stock authorized and 23,374,799 shares issued and outstanding at par value $0.001 per share.

Warrants

The Company has issued warrants to purchase its common stock in the 2007 private placement of Series A  Preferred Stock. The warrants are exercisable for three years from the effective date of October 10, 2007 on which a conversion price is first determinable, at an exercise price of $1.00.

The Warrants issued in connection with the November 2, 2009 private placement of Series B Preferred Stock are exercisable for a period of five years from the date of issuance at an initial exercise price of $3.00.  The Company shall have the right at any time, on at least forty-five (45) day written notice, to redeem the outstanding Warrants at a price of one cent ($0.01) per share provided the market price of the Company’s common stock shall equal or exceed $4.50 on each trading day for the consecutive twenty (20) trading days in the period ending on the trading day prior to the date that the Company intends to redeem the Warrants.

The warrants are classified as equity and amounts attributable to the warrants are classified within additional paid-in capital.

The following table summarizes the activities for the warrants for the years ended December 31, 2009 and 2008.

		Weighted
	Underlying	Average
	Shares	Exercise Price
Warrants outstanding, January 1, 2008	1,088,588	$1.00
Issued	-
Warrants outstanding, December 31, 2008	1,088,588	$1.00
Issued	500,000	$3.00
Warrants outstanding, December 31, 2009	1,588,588	$1.63

Exercisable as of December 31, 2009	1,588,588	$1.63

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

The Company’s board of directors approved its 2009 stock plan (“Stock Plan”) under which it may grant incentive and nonqualified stock options, stock awards or restricted stocks to eligible participants.  Options are generally granted for a term of 5 years.  Except for the options granted to the Company’s existing management on October 22, 2009, options granted under the Stock Plan generally vest annually in 3 equal installments, the first being on the first anniversary of the grant contingent upon employment with the Company on the vesting date.  Options granted on October 22, 2009 vest annually in 3 equal installments, the first being on the grant date.

Under the Stock Plan, the Company also issued stock awards. For the year ended December 31, 2009, the Company issued 121,900 shares of common stock to its PRC employees and 12,000 shares to a former director.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the period presented:

2009
Risk-free interest rate (%)	1.7%
Expected dividend yield (%)	-
Expected option life (years)	3.4
Expected volatility (%)	93.3%
Weighted average grant date fair value	$1.70

The following table summarizes the activities for the Company’s options for the year ended December 31, 2009:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at January 1, 2009	-
Granted	1,080,000	$2.77
Balance at December 31, 2009	1,080,000	$2.77	4.7
Vested and exercisable as of December 31, 2009	326,667	$2.60	4.8

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes additional information regarding outstanding, and exercisable and vested stock options at December 31, 2009:

Exercise Price	Options Outstanding	Weighted-Average Remaining Life (in years)	Options Exercisable and Vested

$2.60	980,000	4.8	326,667
$4.45	100,000	4.0	-
	1,080,000	4.7	326,667

NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year Ended December 31,
	2009	2008

Basic net income per share:
Numerator:
Net income	$10,497,840	$6,690,542
Deemed dividend from beneficial conversion feature of preferred stock	(2,670,517)	(1,462,240)
Net income applicable to common stockholders	$7,827,323	$5,228,302

Denominator:
Weighted average number of common stock outstanding	23,255,391	22,369,434
Basic net income per share	$0.34	$0.23

Diluted net income per share:
Numerator:
Net income	$10,497,840	$6,690,542
Deemed dividend from beneficial conversion feature of preferred stock	(2,670,517)	(1,462,240)
Net income applicable to common stockholders	$7,827,323	$5,228,302

Denominator:
Weighted average number of common stock outstanding	23,255,391	22,369,434
Weighted average effect of dilutive securities:
Convertible preferred stocks	461,918	871,465
Stock warrants	604,638	16,571
Make good shares	16,524	-
Shares used in computing diluted net income per share	24,338,471	23,257,470
Diluted net income per share	$0.32	$0.22

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As an inducement for the Investors to purchase the Series B Preferred Stock, on November 2, 2009,  the Company entered into a Make Good Securities Escrow Agreement with the Investors and Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”) whereby the Company has agreed to deliver to the Escrow Agent (i) resolutions executed by the Board of Directors of the Company and (ii) irrevocable instructions of the Company’s transfer agent executed by the Company for the issuance of up to an additional 2,000,000 shares of common stock and/or Series B Preferred Stock (the “Make Good Shares”), at the option of the Investors, in the event the Company fails to achieve certain financial performance thresholds for the 12-month periods ended December 31, 2009 and December 31, 2010.

The financial performance threshold for the year ended December 31, 2009 is income from operations at no less than $15,900,000.  As the Company’s year 2009 actual income from operations is $15,100,843 which is about 5% shortfall of the $15,900,000 threshold, the Company will have to deliver about 100,523 Make Good Shares to the Investors.  The weighted average number of the 100,523 Make Good Shares was included in the diluted earnings per share calculation.

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the years ended December 31, 2009 and 2008 and has recorded income tax provision for the periods.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008

Current:
Domestic	$-	$-
Foreign	4,250,922	1,033,402
Deferred	-	-
Provision for income taxes	$4,250,922	$1,033,402

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2009	2008

Income tax at USA statutory rate (34%)	$5,014,579	$2,626,141
State tax, net of federal effect	-	-
Foreign rate differential	(1,234,130)	(1,641,074)
Change in valuation allowance	470,473	48,335
Provision for income taxes	$4,250,922	$1,033,402

As of December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $1,238,499 available to offset future taxable income in the USA. The net operating loss carryforwards will expire, if unused, in varying amounts through the year ending December 31, 2029. The deferred tax assets for the USA operation at December 31, 2009 consists mainly of net operating loss carryforwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s subsidiary and VIE were incorporated in the PRC which is governed by the Income Tax Law of the PRC and various local income tax laws (the “Income Tax Laws"). Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

Under the PRC Income Tax Laws, the Company’s VIE was granted a tax exemption from income tax from January 1, 2005 to December 31, 2006 and followed by a 50% reduction in the tax rate from January 1, 2007 to December 31, 2008.  The deferred tax assets for the Company’s China subsidiary and VIE were immaterial at December 31, 2009.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the years ended December 31, 2009 and 2008, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 8 - STATUTORY RESERVES

The Company’s subsidiary and VIE in the PRC are required to make appropriations to certain non-distributable reserve funds. In accordance with the laws and regulations applicable to China’s Foreign Investment Enterprises and the China Company Laws, an enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves. The proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund, not to exceed 50 percent of registered capital.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2009 and 2008, the Company’s VIE had allocated $2,860,685 and $1,585,383 to these non-distributable reserve funds, respectively.

Note 9 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income (loss) included in stockholders’ equity at December 31, 2009 and 2008 were as follows:

	December 31,	December 31,
	2009	2008

Accumulated other comprehensive income (loss), beginning of period	$237,658	$(53,517)
Change in cumulative translation adjustment	445,051	291,175
Accumulated other comprehensive income, end of period	$682,709	$237,658

Note 10 - COMMITMENT

Research and Development (“R&D”) Agreement

On November 15, 2009 and December 19, 2009, the Company entered into two agreements with Fourth Military Medical University Xijing Hospital State Drug Clinical Research Center (“Fourth Military”) to conduct clinical trial for two new drugs.  Pursuant to these agreements, the Company paid Fourth Military $767,785 in the fourth quarter of 2009 as deposit for clinical trial expenses and is obligated to pay Fourth Military additional $601,196 upon completion of the clinical trial.

Note 11 - SEGMENT INFORMATION

During the years ended December 31, 2009 and 2008, revenues of the Company represented net sales of pharmaceutical and nutrient products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 13 – RECLASSIFICATION

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

Note 14 – SUBSEQUENT EVENT

On March 18, 2010, the Company entered into an agreement to acquire 100% of Xi’an Meipude Bio-Technology Co., Ltd., a Xi’an-based medical equipment and nutrients manufacturer (“Meipude”) for RMB 7,850,000 ($1,148,131). The Company officially took control over the operations and the assets of Meipude on March 29, 2010, including its facilities, corporate documents and records, and business licenses and certificates. Meipude manufactures and distributes topical hernia treatment belts, also manufactures a nutraceutical product for treatment of gynecological inflammation in young and middle-aged women. Meipude has been manufacturing and selling its products in Shaanxi and an adjacent province since 2004. The initial accounting for the acquisition is not yet completed upon approval of these financial statements because financial information of the Meipude is pending for final verification and therefore, certain disclosures as required by ASC Topic 805, Business Combinations, have not been made.