Form 10-Q
period 2010-03-31
Biostar Pharmaceuticals, Inc.
filed 2010-05-14
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: March 31, 2010

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from ______________ to _______________

Commission File Number: 001-34708

BIOSTAR PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-8747899
(State or other jurisdiction of incorporation of origination)	(I.R.S. Employer Identification Number)

No. 588 Shiji Xi Avenue Xianyang, Shaanxi Province People’s Republic of China	712046
(Address of principal executive offices)	(Zip code)

011-86-29-33686638
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 25,820,119 shares issued and outstanding as of May 10, 2010.

TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2010

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) for Biostar Pharmaceuticals, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: national and local general economic and market conditions; our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$8,642,418	$8,577,704
Accounts receivable	20,837,401	19,803,434
Inventories	564,955	340,078
Prepaid expenses and other receivables	1,487,143	1,500,327
Total Current Assets	31,531,917	30,221,543

Deposits	877,693	1,316,328
Property, plant and equipment, net	5,202,236	4,340,917
Intangible assets, net	11,314,977	11,131,681

Total Assets	$48,926,823	$47,010,469

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,005,676	$3,559,281
Value-added tax payable	628,908	1,050,051
Income tax payable	920,079	1,481,266
Total Current Liabilities	5,554,663	6,090,598

Commitment and contingencies

Stockholders' Equity
Series B, convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
1,467,317 and 3,060,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	1,467	3,060
Common stock, $.001 par value, 100,000,000 shares authorized,
25,820,119 and 23,374,799 shares issued and outstanding at March 31, 2010 and December 31, 2009	25,820	23,375
Additional paid-in capital	19,992,542	19,801,366
Statutory reserve	3,119,132	2,860,685
Retained earnings	19,553,544	17,548,676
Accumulated other comprehensive income	679,655	682,709
Total Stockholders' Equity	43,372,160	40,919,871

Total Liabilities and Stockholders' Equity	$48,926,823	$47,010,469

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2010	2009

Sales, net	$12,363,175	$7,447,664

Cost of sales	2,840,426	2,658,807

Gross profit	9,522,749	4,788,857

Operating expenses:
Selling and distribution	5,609,561	1,888,182
General and administrative	625,722	591,802
Stock-based compensation	154,490	-
Total operating expenses	6,389,773	2,479,984

Income from operations	3,132,976	2,308,873

Other Income (Expense)
Interest income	3,686	310
Other expense	(6,131)	-
Foreign exchange loss	(5,641)	-
Total Other Income (Expense)	(8,086)	310

Income before income taxes	3,124,890	2,309,183

Provision for income taxes	861,575	480,151

Net income	$2,263,315	$1,829,032

Net income per common stock
Basic	$0.09	$0.08
Diluted	$0.08	$0.08

Weighted average number of common stocks outstanding
Basic	25,129,674	23,240,899
Diluted	27,341,138	23,509,458

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,263,315	$1,829,032
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	138,403	166,269
Stock-based compensation	154,490	-
Changes in operating assets and liabilities:
Accounts receivable	(1,030,791)	(2,123,128)
Inventories	(224,825)	11,535
Prepaid expenses and other receivables	13,420	(387,054)
Accounts payable and accrued expenses	248,346	371,398
Customer advances	-	(36,193)
VAT payable	(421,316)	37,044
Income tax payable	(561,431)	66,487
Net cash provided by (used in) operating activities	579,611	(64,610)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(281,542)	-
Acquisition of proprietary technologies	(265,153)	-
Net cash used in investing activities	(546,695)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	37,537	-
Net cash provided by financing activities	37,537	-

Effect of exchange rate changes on cash and cash equivalents	(5,739)	939

Net Increase (Decrease) in cash and cash equivalents	64,714	(63,671)

Cash and cash equivalents, beginning balance	8,577,704	758,316

Cash and cash equivalents, ending balance	$8,642,418	$694,645

SUPPLEMENTAL DISCLOSURES:
Interest payments	$-	$-
Income tax payments	$1,423,006	$413,665

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$1,593	$-
Cashless exercise of warrants	$815	$-
Prior year deposit paid for acquisition of property and equipment	$438,851	$-
Payable for acquisition of property and equipment and intangible assets	$197,483	$-

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 1 - ORGANIZATION

Biostar Pharmaceuticals, Inc. (“Biostar” or the “Company”) was incorporated in the State of Maryland on March 27, 2007. On June 15, 2007, Biostar formed Shaanxi Biostar Biotech Ltd. (“Shaanxi Biostar”). Shaanxi Biostar is a wholly-owned subsidiary of Biostar and a limited liability company organized under the laws of the People's Republic of China (the "PRC").

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

The Company, through its subsidiary and the Agreements with Aoxing Pharmaceutical, is engaged in the business of discovering, developing, manufacturing and marketing over-the-counter (“OTC”) and prescription pharmaceutical products for a variety of diseases and conditions such as hepatitis, gynecopathy and various male diseases in the PRC.

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

In determining Aoxing Pharmaceutical is the VIE of Shaanxi Biostar, the Company considered the following indicators, among others:

•
Shaanxi Biostar has the full right to control and administer the financial affairs and daily operation of Aoxing Pharmaceutical and has the right to manage and control all assets of Aoxing Pharmaceutical. The equity holders of Aoxing Pharmaceutical as a group have no right to make any decision about Aoxing Pharmaceutical’s activities without the consent of Shaanxi Biostar.

•
Shaanxi Biostar is assigned all voting rights of Aoxing Pharmaceutical and has the right to appoint all directors and senior management personnel of Aoxing Pharmaceutical. The equity holders of Aoxing Pharmaceutical possess no substantive voting rights.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (Continued)

•	Shaanxi Biostar is committed to provide financial support if Aoxing Pharmaceutical requires additional funds to maintain its operations and to repay its debts.

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

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (the “GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with the GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2009, included in the Company’s 2009 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with the GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

The Company maintains allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Allowances are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $133,742 and $133,720 as at March 31, 2010 and December 31, 2009, respectively.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (Continued)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to market value, if lower. Inventories consist of the following:

	March 31,	December 31,
	2010	2009
		(Audited)
Raw materials	$452,186	$261,868
Work in process	13,841	41,010
Finished goods	98,928	37,200
	$564,955	$340,078

Property, Plant & Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property, plant and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Real property	30 years
Machinery & equipment	5-10 years
Leasehold improvements	30 years
Computers & office equipment	5-10 years

Property, plant & equipment consist of the following:

	March 31,	December 31,
	2010	2009
		(Audited)
Construction in progress	$1,169,440	$1,169,440
Real property	2,405,807	1,528,543
Machinery & equipment	545,718	542,195
Leasehold improvements	1,956,289	1,956,289
Furniture & fixtures	63,420	63,420
Vehicle	62,050	24,970
	6,202,724	5,284,857
Less: Accumulated depreciation	(1,000,488)	(943,940)
	$5,202,236	$4,340,917

At March 31, 2010 and December 31, 2009, expenditures of $1,169,440 had been incurred for construction of a raw material processing plant.

Approximately $27,081 and $27,811 of depreciation were included in cost of sales for the three months ended March 31, 2010 and 2009, respectively.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (Continued)

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The land use rights will expire between year 2056 and year 2060. The proprietary technologies were mainly contributed by four stockholders of the Company and relate to the production of the Company's five state-approved drugs. All of the Company’s intangible assets are subject to amortization with estimated useful lives of:

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	March 31,	December 31,
	2010	2009
		(Audited)
Land use rights	$10,571,809	$10,571,810
Proprietary technologies	1,776,694	1,511,544
	12,348,503	12,083,354
Less: Accumulated amortization	(1,033,526)	(951,673)
	$11,314,977	$11,131,681

The estimated future amortization expenses related to intangible assets as of March 31, 2010 are as follows:

Years Ending December 31,
2010	$246,600
2011	327,400
2012	327,400
2013	327,400
2014	327,400
Thereafter	9,758,777

Advertising

Advertising expense consists primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the three months ended March 31, 2010 and 2009, the Company incurred advertising expense of $3,081,443 and $908,481, respectively.

Research and Development

Remuneration of research and development staff and material costs incurred for internal research and development activities and payments made to third parties in connection with research and development collaborations prior to regulatory approval are expensed as incurred. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the shorter of the remaining license period or product patent life. In the three months ended March 31, 2010 and 2009, the Company incurred research and development expense of $2,774 and $0, respectively.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (Continued)

Net Income Per Share

Basic net income per share is computed on the basis of the weighted average number of common stocks outstanding during the period.

Diluted net income per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net income per share are excluded from the calculation.

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Dilution is computed by applying the if-converted method for convertible preferred stocks. Under this method, convertible preferred stock is assumed to be converted at the beginning of the period (or at the time of issuance, if later), and preferred dividends (if any) shall be added back to determine income applicable to common stock. The shares issuable upon conversion shall be added to weighted average number of common stock outstanding. Conversion shall be assumed only if it reduces earnings per share (or increases loss per share).

Recent accounting pronouncements

Effective January 1, 2010, the Company adopted the amendment to ASC Topic 820, “Measuring Liabilities at Fair Value”, with respect to the fair value measurement of liabilities. Amended ASC Topic 820 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) the quoted price of the identical liability when traded as an asset, (2) the quoted prices for similar liabilities or similar liabilities when traded as assets, and (3) another valuation technique (e.g., a market approach or income approach) including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability. The adoption of this topic does not have a material effect on the Company’s financial statements.

Effective January 1, 2010, the Company adopted the amendment to ASC Topic 860, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (formerly SFAS No. 166). Amended ASC Topic 860 amends the de-recognition accounting and disclosure guidance relating to SFAS 140. Amended ASC Topic 860 eliminates the exemption from consolidation for qualifying special-purpose entity (“QSPE”), it also requires a transferor to evaluate all existing QSPE to determine whether it must be consolidated in accordance with amended ASC Topic 810. The adoption of this topic does not have a material effect on the Company’s financial statements.

Effective January 1, 2010, the Company adopted the amendment to ASC Topic 810, “Amendments to FASB Interpretation No. 46(R)” (formerly SFAS No. 167), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. Amended ASC Topic 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, amended ASC Topic 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The adoption of this topic does not have a material effect on the Company’s financial statements.

In April 2010, the FASB issued the amendment to ASC Topic 718, “Compensation – Stock Compensation”, which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This topic will be effective for periods beginning on or after December 15, 2010. The Company has not elected to early adopt this topic and is evaluating the impact that this topic will have on the Company’s financial statements.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (Continued)

In April 2010, the FASB issued the amendment to ASC Topic 310, “Receivables”. Amended ASC Topic 310 addresses that modification of loans under within a pool under the existing ASC do not result in the removal of those loans from the pool even the modification of those loans would otherwise be considered a troubled debt restructuring. Effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010 with early adoption permitted. This topic is to be applied prospectively. The Company has not elected to early adopt this topic and is evaluating the impact that this topic will have on the Company’s financial statements.

Note 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables include deposits for research and development, prepaid advertising expense and professional fee.

The following table shows the details for prepaid expenses and other receivables as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
		(Audited)
Research and development expense	$767,908	$767,785
Advertising expense	702,155	702,042
Other receivables	17,080	30,500
Prepaid expenses and other receivables	$1,487,143	$1,500,327

Note 4 – DEPOSITS

At March 31, 2010, deposits include an $877,693 refundable deposit for acquiring a medicine packaging manufacturer. At December 31, 2009, deposits include $438,776 for acquiring real properties and proprietary technologies from a medical equipment and nutrients manufacturer and $877,552 refundable deposit for acquiring a medicine packaging manufacturer.

Note 5 – STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock

On November 2, 2009 (the “Closing Date”), the Company entered into and closed on a securities purchase agreement with certain accredited investors (the “Investors”) pursuant to which the Investors purchased 2,060,000 shares of the Company’s series B convertible preferred stock (“Series B Preferred Stock”) with attached warrants to purchase a total of 500,000 shares of its common stock (the “Warrants”) for an aggregate purchase price of $3,605,000.  The shares of Series B Preferred Stock purchased by the Investors are convertible into 2,060,000 shares of the Company’s common stock.

On November 18, 2009, the Company entered into and closed on a securities purchase agreement with certain accredited investors pursuant to which the investors purchased 1,000,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,120,000. The shares of Series B Preferred Stock purchased by these investors are convertible into 1,000,000 shares of the Company’s common stock.

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

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (Continued)

The Series B Preferred Stock is subject to full ratchet anti-dilution adjustment for subsequent lower price issuances by the Company and both the conversion price of the Series B Preferred Stock and the exercise price of the Warrants are subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.  The full ratchet anti-dilution protection provided for in the Series B Preferred Stock for subsequent lower price issuances shall be null and void and shall have no further force or effect if EITF 07-5, as such may amended, supplemented or modified by any accounting guidance and/or announcement(s) issued by the Financial Accounting Standards Board, the Emerging Issues Task Force or any other regulatory authority, will adversely effect the Company’s financial condition as a result of such provision.

The Company has agreed that if its common stock is not listed on a national securities exchange within one hundred and forty-five (145) days of the Closing Date, the Company shall pay the Investors as liquidated damages and not as a penalty, an amount equal to twelve percent (12%) per annum, based on the lesser of (i) the Purchase Price or (ii) that percentage of the Purchase Price which the shares of common stock issuable upon conversion of the Series B Preferred Stock and issuable upon exercise of the Warrants bears to the number of shares of common stock initially issuable upon conversion of the Series B Preferred Stock; provided, however, such payment of liquidated damages shall not accrue until the Company fulfills all of its requirements for listing on a national securities exchange. At March 31, 2010, $6,453 of liquidated damages was recorded because the Company received NASDAQ listing approval after the 145-day deadline.

The proceeds of $3,605,000 from the November 2, 2009 private placement were allocated to the preferred stock and Warrants based on their relative fair values. The Warrants were valued using the BSM model and recorded in additional paid-in capital.

During the three months ended March 31, 2010, 1,592,683 shares of Series B Preferred Stock were converted into 1,592,683 shares of common stock.

Warrants

The Company has issued warrants to purchase its common stock in connection with its 2007 private placement of series A convertible preferred stock. The warrants are exercisable for three years from the effective date of October 10, 2007 on which a conversion price is first determinable, at an exercise price of $1.00 per share. The warrants were later amended to include provisions to be net exercised on a cashless basis.

On February 23, 2010, the holder of one such warrant to purchase up to 1,051,050 shares of common stock elected to make a cashless exercise of the warrant and received 814,859 shares of common stock.

On January 22, 2010, the holder of one such warrant to purchase up to 37,538 shares of common stock exercised the warrant at $1.00 per share and received 37,538 shares of common stock.

The Warrants issued in connection with the November 2, 2009 private placement of Series B Preferred Stock are exercisable for a period of five years from their issuance date at an initial exercise price of $3.00 per share.  The Company shall have the right at any time, on at least forty-five (45) day written notice, to redeem the outstanding Warrants at a price of one cent ($0.01) per share provided the market price of the Company’s common stock shall equal or exceed $4.50 on each trading day for the consecutive twenty (20) trading days in the period ending on the trading day prior to the date that the Company intends to redeem the Warrants.

The warrants are classified as equity and amounts attributable to the warrants are classified within additional paid-in capital.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (Continued)

The following table summarizes the activities for the warrants for the years ended December 31, 2009 and for the three months ended March 31, 2010.

		Weighted
	Underlying Shares	Average Exercise Price
Warrants outstanding, January 1, 2009	1,088,588	$1.00
Issued	500,000	$3.00
Warrants outstanding, December 31, 2009	1,588,588	$1.63
Exercised	(1,088,588)
Warrants outstanding, March 31, 2010	500,000	$3.00

Exercisable as of March 31, 2010	500,000	$3.00

Stock Options

The following table summarizes the activities for the Company’s options for the three months ended March 31, 2010:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2009	1,080,000	$2.77
Balance at March 31, 2010	1,080,000	$2.77	4.5
Vested and exercisable as of March 31, 2010	326,667	$2.60	4.6

The following table summarizes additional information regarding outstanding, and exercisable and vested stock options at March 31, 2010:

Exercise Price	Options Outstanding	Weighted-Average Remaining Life (in years)	Options Exercisable and Vested

$2.60	980,000	4.6	326,667
$4.45	100,000	3.8	-
	1,080,000	4.5	326,667

Stock Awards

During the three months ended March 31, 2010, the Company issued 240 shares of common stock as stock awards to an officer.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (Continued)

Note 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2010	2009
Basic net income per share:
Numerator:
Net income used in computing basic net income per share	$2,263,315	$1,829,032
Net income applicable to common stockholders	$2,263,315	$1,829,032

Denominator:
Weighted average number of common stock outstanding	25,129,674	23,240,899
Basic net income per share	$0.09	$0.08

Diluted net income per share:
Numerator:
Net income used in computing diluted net income per share	$2,263,315	$1,829,032
Net income applicable to common stockholders	$2,263,315	$1,829,032

Denominator:
Weighted average number of common stock outstanding	25,129,674	23,240,899
Weighted average effect of dilutive securities:
Convertible preferred stocks	1,669,107	-
Stock warrants and options	442,357	268,559
Make good shares	100,000	-
Shares used in computing diluted net income per share	27,341,138	23,509,458
Diluted net income per share	$0.08	$0.08

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

The financial performance threshold for the year ended December 31, 2009 is income from operations at no less than $15,900,000.  As the Company’s 2009 actual income from operations is $15,100,843, which is an approximately 5% shortfall of the $15,900,000 threshold, the Company delivered 100,000 Make Good Shares in the form of Series B Preferred Stock to the Investors.  The weighted average number of the 100,000 Make Good Shares was included in the diluted earnings per share calculation.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (Continued)

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the three months ended March 31, 2010 and 2009, and has recorded income tax provision for the periods.

The Company’s subsidiary and VIE were incorporated in the PRC and are governed by the Income Tax Law of the PRC and various local income tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the three months ended March 31, 2010 and 2009, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 8 - STATUTORY RESERVES

The Company’s subsidiary and VIE in the PRC are required to make appropriations to certain non-distributable reserve funds. In accordance with the laws and regulations applicable to China’s foreign investment enterprises and China’s Company Laws, an enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves. The proportion of allocation for reserve is 10 percent of the profit after tax to the surplus reserve fund, not to exceed 50 percent of registered capital.

Statutory reserve fund is restricted for set off against losses, expansion of production and operation or increase in the registered capital of a company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2010 and December 31, 2009, the Company’s VIE had allocated $3,119,132 and $2,860,685 to these non-distributable reserve funds, respectively.

Note 9 - OTHER COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net income	$2,263,315	$1,829,032
Change in foreign currency translation adjustment	(3,054)	12,819
Comprehensive income	$2,260,261	$1,841,851

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (Continued)

Note 10 – ACQUISITION

In March 2010, the Company entered into an agreement to acquire the assets of Xi’an Meipude Bio-Technology Co., Ltd. (“Meipude”), a Xi’an-based medical equipment and nutrients manufacturer and took control of the assets. This transaction was accounted for as a purchase of assets. The purchase price of $1,148,316 was allocated to the assets acquired based on the estimated fair values on the date of acquisition.

The following table summarizes the allocation of the purchase price for Meipude:

Inventory	$5,902
Property, plant and equipment	877,264
Intangible assets	265,150
$1,148,316

Note 11 - COMMITMENT

Research and Development (“R&D”) Agreement

On November 15, 2009 and December 19, 2009, the Company entered into two agreements with Fourth Military Medical University Xijing Hospital State Drug Clinical Research Center (“Fourth Military”) to conduct clinical trial for two new drugs.  Pursuant to these agreements, the Company paid Fourth Military $767,785 in the fourth quarter of 2009 as deposit for clinical trial expenses and is obligated to pay Fourth Military additional $601,293 upon completion of the clinical trial.

Construction Contracts

The Company is committed to various construction contracts for a raw material processing plant with a total contract price of approximately $1,389,681.  The cash commitment remaining for these contracts is approximately $219,423.

Note 12 - SEGMENT INFORMATION

During the three months ended March 31, 2010 and 2009, revenues of the Company represented net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (Continued)

Note 13- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s major operations are carried out in the PRC; therefore the Company is subject to the risks not typically associated with entities operating in the USA. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. All of the following risks may impair the Company’s business operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected.  In such case, investor may lose all or part of the investment. Additional risks include:

▪	The Company may not be able to adequately protect and maintain its intellectual property.
▪	The Company may not be able to obtain regulatory approvals for its products.
▪	The Company may have difficulty competing with larger and better financed companies in the same sector.
▪	New legislative or regulatory requirements may adversely affect the Company’s business and operations.
▪	The Company is dependent on certain key existing and future personnel.
▪	The Company’s growth is dependent on its ability to successfully develop, market, or acquire new drugs. The Company may be subject to product liability claims in the future.
▪	Changes in the laws and regulations in the PRC may adversely affect the Company’s ability to conduct its business.
▪	The Company may experience barriers to conducting business due to governmental policy.
▪	Capital outflow policies in the PRC may hamper the Company’s ability to remit income to the USA.
▪	Fluctuation of the Renminbi could materially affect the Company’s financial condition and results of operations.
▪	The Company may face obstacles from the communist system in the PRC.
▪	The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.
▪
Trade barriers and taxes may have an adverse affect on the Company’s business and operations. There may not be sufficient liquidity in the market for the Company’s securities in order for investors to sell their securities.

Note 14 – RECLASSIFICATION

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

On March 28, 2010, we, through Shaanxi Biostar, entered into an agreement to acquire the assets of Xi’an Meipude Bio-Technology Co., Ltd., a Xi’an-based medical equipment and nutrients manufacturer (“Meipude”) for RMB 7.85 million ($1.1million). We officially took control over the assets of Meipude on March 29, 2010, and have completed the title transfer for some of the assets. Once the remaining title transfers are completed, we intend to close down Meipude. Meipude manufactured and distributed topical hernia treatment belts and a nutraceutical product for treatment of gynecological inflammation in young and middle-aged women.

Our product line as of March 31, 2010 includes three over-the-counter (OTC) medicines and two prescription-based pharmaceuticals, which are sold and distributed in over 24 provinces by an established network of sales people and by distributors. We are also licensed to produce and sell 13 nutrient products, although we did not produce or sell these products during the three months ended March 31, 2010.

Our best-selling product, Xin Aoxing Oleanolic Acid Capsule (“Xin Aoxing”), is the only state-approved OTC drug currently available on the market for treatment of Hepatitis B. Xin Aoxing meets the requirements of China’s “Chronic Hepatitis Prevention Guide” and is listed as a designated quality product for Hepatitis B in China.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had cash and cash equivalents of approximately $8.6 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

Net cash provided by operating activities for the three months ended March 31, 2010 was $579,611. This was primarily due to net income of $2,263,315, adjusted by non-cash related expenses including depreciation and amortization of $138,403 and stock-based compensation of $154,490, offset by a net decrease in working capital items of $1,976,597. The net decrease in working capital items was mainly due to increase in accounts receivable and inventories resulting from increase in sales. The decrease in VAT tax payable and income tax payable also contributed to the net decrease in working capital items. The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses.

Net cash used in operating activities for the three months ended March 31, 2009 was $64,610. This was primarily due to net income of $1,829,032, adjusted by non-cash related expenses including depreciation and amortization of $166,269, offset by a net decrease in working capital items of $2,059,911. The net decrease in working capital items was mainly due to an increase in accounts receivable resulting from slower customer payments during the quarter due to economic slowdown and less collection efforts during the first two months of the quarter due to the Chinese Spring Festival holiday from the end of January through the beginning of February 2009. The increase in prepayments to suppliers also contributed to the net decrease in working capital items. The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses, VAT tax payable, and income tax payable.

Net cash used in investing activities for the three months ended March 31, 2010 was $546,695, primarily due to the payment of $506,092 for acquisition of real properties and intangible assets of Xi’an Meipude Bio-Technology Co., Ltd. (“Meipude”) and $40,603 of capital expenditure on equipment and vehicle.

Net cash provided by financing activities for the three months ended March 31, 2010, was proceeds from exercise of warrants of $37,537.

RESULTS OF OPERATIONS

Net Sales

	Three Months Ended March 31,				% of
	2010		2009		change
Xin Aoxing Oleanolic Acid Capsule (Xin Aoxing)	$9,202,665	75%	$3,863,644	52%	138%
Taohuasan Pediatrics Medicine (Taohuasan)	1,043,270	8%	922,369	12%	13%
Gan Wang Compound Paracetamol Capsule (Gan Wang)	733,751	6%	776,555	10%	-6%
Tianqi Dysmenorrhea Capsule (Tianqi)	838,743	7%	1,100,340	15%	-24%
Danshen Granule (Danshen)	544,746	4%	784,756	11%	-31%
Total net sales	$12,363,175	100%	$7,447,664	100%	66%

During the three months ended March 31, 2010, total net sales increased by approximately $4,915,511 or 66% compared to the same period of 2009. This was primarily due to increased sales for two of our five state-approved drugs, Xin Aoxing and Taohuasan. The sales of Xin Aoxing increased because we expanded our sales into Beijing and Shanghai in the first quarter of 2010 by establishing our own sales offices selling directly to local retail pharmacies at higher retail price. The sales of Taohuasan increased mainly due to increased sales volumes through existing sales network. Domestic Chinese customers still accounted for 100% of total sales.

The decrease in the sales of Gan Wang and Danshen for the first quarter of 2010 compared to the same period of 2009 was primarily due to fewer orders from distributors. As these two drugs have relatively lower gross profit margin and the distributors’ costs of doing business have been increasing in China, distributors tend to concentrate on more profitable products. The decrease in the sales of Tianqi for the first quarter of 2010 compared to the same period of 2009 was because we had a sale promotion last year which motivated distributors to order more of the product.

Cost of Sales

	Three Months Ended March 31,				% of
	2010		2009		change
Xin Aoxing Oleanolic Acid Capsule	$1,371,338	47%	$869,199	33%	58%
Taohuasan Pediatrics Medicine	361,395	13%	323,240	12%	12%
Gan Wang Compound Paracetamol Capsule	383,485	14%	424,826	16%	-10%
Tianqi Dysmenorrhea Capsule	307,061	11%	394,854	15%	-22%
Danshen Granule	417,147	15%	646,688	24%	-35%
Total cost of sales	$2,840,426	100%	$2,658,807	100%	7%

Compared to the same period of 2009, cost of sales increased by approximately $181,619 or 7% in the three months ended March 31, 2010.  The increase in the cost of sales of Xin Aoxing and Taohuasan was primarily due to increased sales volumes of these products. The lower average raw material costs for Xin Aoxing experienced in the first quarter of 2010 partly offset the increase in Xin Aoxing’s cost of sales driven by higher sales volumes. The decrease in the cost of sales of Gan Wang, Tianqi and Danshen was primarily due to the decreased sales volumes of these products, which decrease offset the increase in the cost of sales of Xin Aoxing and Taohuasan and resulted in only a 7% increase in overall cost of sales.

Gross Profit

	Three Months Ended March 31,
	2010		2009
		gross profit		gross profit	% of
		margin		margin	change
Xin Aoxing Oleanolic Acid Capsule	$7,831,327	85%	$2,994,445	78%	162%
Taohuasan Pediatrics Medicine	681,875	65%	599,129	65%	14%
Gan Wang Compound Paracetamol Capsule	350,266	48%	351,729	45%	0%
Tianqi Dysmenorrhea Capsule	531,682	63%	705,486	64%	-25%
Danshen Granule	127,599	23%	138,068	18%	-8%
Total	$9,522,749	77%	$4,788,857	64%	99%

Gross profit increased $4,733,892 or 99% in the three months ended March 31, 2010 compared to the same period of 2009. The increase in gross profit and gross profit margin was due primarily to the increased sales volumes of Xin Aoxing and Taohuasan. The decrease in average raw material costs of Xin Aoxing also contributed to the increase in gross profit and gross profit margin. The decrease in the gross profit of Tianqi and Danshen resulting from their decreased sales volumes partly offset the increase in gross profit.

Selling and Distribution

	Three Months Ended March 31,
	2010		2009
		% of total		% of total	% of
		net sales		net sales	change
Selling and distribution	$5,609,561	45%	$1,888,182	25%	197%

Sales and distribution expenses consist primarily of advertising and promotional expenditures, sales commissions and sales personnel expenses, as wells as travel expenses and shipping expenses.

The increase in selling and distribution expenses in dollar amount and as a percentage of total net sales for the three months ended March 31, 2010 compared to the same period of 2009 were mainly due to an increase in advertising and promotional expenditures of $2,214,669, an increase in sales commissions and sales personnel expenses of $1,061,472, and an increase in travel expenses of $304,880, all due to our ongoing marketing expansion, as well as an increase in shipping expenses of $140,335 from our increased net sales.

General and Administrative

	Three Months Ended March 31,
	2010		2009
		% of total		% of total	% of
		net sales		net sales	change
General and administrative	$625,722	5%	$591,802	8%	6%

General and administrative expenses consist primarily of administrative personnel costs, professional fees, facilities expenses, equipment depreciation and land use right amortization, as well as research and development expenses.

General and administrative expenses increased $33,920 for the three months ended March 31, 2010 compared to the same period of 2009.  This increase was primarily due to the increases in administrative personnel costs and facilities expenses.

Stock-based Compensation

Our board of directors adopted a stock option incentive plan in August, 2009. The values of the options that we have issued under the plan are expensed over the term of their respective vesting periods. Consequently, we incurred $154,490 stock-based compensation in the three months ended March 31, 2010.

Provision for Income Taxes

	Three Months Ended March 31,
	2010	2009
Provision for income taxes	$861,575	$480,151
Effective tax rate	28%	21%

For the three months ended March 31, 2010, provision for income taxes increased by $381,424 compared to the same period of 2009 driven by higher taxable income year over year. The effective tax rate for the three months ended March 31, 2010 is higher than 25% (the uniform tax rate in China) because the general and administrative expenses and stock-based compensation expense incurred by us in the United States and by Shaanxi Biostar are not tax deductible against Aoxing Pharmaceutical’s taxable income. This resulted in a higher overall effective tax rate compared to what would be expected because income taxes are calculated based on Aoxing Pharmaceutical’s taxable income alone without taking our and Shaanxi Biostar’s expenses into account.

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

The following table sets out the aging of our accounts receivable for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of March 31, 2010	$20,971,141	$5,643,918	$3,556,827	$11,770,396	$-	$-	$-
As of December 31, 2009	$19,937,154	$7,238,448	$6,598,953	$6,093,151	$-	$6,602	$-

The following table presents the days sales outstanding calculated based on sales and accounts receivables in Chinese Yuan Renminbi (“RMB”) term for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Days sales outstanding	149	169

The number of days that sales were outstanding decreased to 149 days for the three months ended March 31, 2010 from 169 days for the same period in 2009 as a result of our collection efforts.

The followings are the steps Aoxing Pharmaceutical takes in collecting accounts receivable:

Step 1: After the payment term has been exceeded, Aoxing Pharmaceutical stops taking orders from the delinquent customer and allows the responsible sales person three to six months to collect the accounts receivable. Most of the accounts receivable will be collected in this step because the sales person’s compensation is tied to sales receipts.

Step 2: If the sales person’s collection efforts are not successful, Aoxing Pharmaceutical hires a collection agent and allows the agent another three to six months to collect the accounts receivable.

Step 3: If the collection agent’s efforts are not successful, Aoxing Pharmaceutical will commence legal action to collect the accounts receivable.

Our policies for writing off the accounts receivable are as follows:

1.	If after taking legal action, it appears that an accounts receivable is not likely to become collectible, such accounts receivable will be written off if it is more than two years old.

2.	If during the collection period, the customer provides bankruptcy or other insolvency documentation, the corresponding accounts receivable will be written off.

3.
If we are no longer able to locate a particular customer in order for us to take any collection or legal actions, the accounts receivable for such customer will be written off if it is more than two years old.

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

Foreign Currency

Our functional currency is the U.S. dollar and our subsidiary and our VIE in China use their respective local currencies as their functional currencies, i.e. the RMB. An entity’s functional currency is the currency of the primary economic environment in which the entity operates. Management must use judgment in determining an entity’s functional currency, assessing economic factors including cash flow, sales price, sales market, expense, financing and inter-company transactions and arrangements. Impact from exchange rate changes related to transactions denominated in currencies other than the functional currency is recorded as a gain and loss in the statements of operations, while impact from exchange rate changes related to translating a foreign entity’s financial statements from the functional currency to its reporting currency, the U.S. dollar, is disclosed and accumulated in a separate component under the equity section of the balance sheets. Different judgments or assumptions resulting in a change of functional currency may materially impact our financial position and results of operations.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of March 31, 2010:

	Payments due by period
	Total	Within 1 year	1–3 years	3–5 years	5+ years

Research and Development	$601,293	$601,293	$-	$-	$-
Construction Contracts	219,423	219,423	-	-	-
Total contractual obligations	$820,716	$820,716	$-	$-	$-

INFLATION

Management believes that inflation has not had a material effect on our results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, as defined in Regulation S-K Section 303(a)(4).

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

None

Item 1A.      Risk Factors.

As of March 31, 2010, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended December 31, 2009, except as follows:

Current regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect us.

In October 2005, SAFE issued a public notice effective from November 1, 2005, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice or SAFE #75, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of the PRC, referred to as an "offshore special purpose company," for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in the PRC. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Ronghua Wang, a PRC resident and our controlling shareholder, has registered with the local SAFE branch as required by the SAFE notice.

However, our shareholders who are PRC residents may also be subject to the same registration requirement, and we cannot provide assurance that all such shareholders will or can comply accordingly. Any future failure by any of our shareholders who is a PRC resident, or controlled by a PRC resident, to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the PRC government, including restrictions on Shaanxi Biostar’s ability to pay dividends or make distributions to us and our ability to increase our investment in Shaanxi Biostar.

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

As of March 31, 2010, there are a total of 1,467,317 series B convertible preferred stock, and 500,000 warrants outstanding with a weighted average exercise price of $3.00. In the event of conversion or exercise of these securities, a stockholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. Full conversion and exercise of the outstanding series B convertible preferred stock and warrants would increase the outstanding common shares as of March 31, 2010 by approximately 7.62% to approximately 27.8 million shares. Additionally, there are 2,000,000 shares of common stock and/or series B convertible preferred stock (the “Make Good Shares”) issuable in connection with a Make Good Escrow Agreement that we entered into with the investors of the series B convertible preferred stock, which shares are issuable to these investors if we do not reach certain financial milestones. Because we were unable to satisfy our fiscal 2009 financial milestones, we have issued to these investors 100,000 shares of our series B convertible preferred stock. If we are also unable to meet our fiscal 2010 financial milestones, we may be obligated to issue up to the balance of the Make Good Shares, depending on the extent of our shortfall, thereby causing further dilution of the Company.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010, 1,592,683 shares of series B convertible preferred stock issued in connection with our financing in November 2009 were converted into 1,592,683 shares of our common stock by their holders as follows: 1,480,940 shares were converted on January 9, 2010, 97,743 shares were converted on March 10, 2010, and 14,000 shares were converted on March 24, 2010.

On February 23, 2010, the holder of a warrant that we issued in connection with our series A convertible preferred stock financing in 2007 (the “2007 Financing”) exercised the warrant. The warrant, exercisable for up to 1,051,050 shares of our common stock, was exercised on a cashless basis and we issued to the holder 814,859 shares of common stock.

On January 22, 2010, the holder of a warrant that we issued in connection with the 2007 Financing exercised the warrant at an exercise price of $1.00 per share and received 37,538 shares of our common stock.

Item 3.          Defaults upon Senior Securities.

None

Item 4.         Reserved.

Item 5.         Other Information.

None

Item 6.                  Exhibits.

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

10.7	Cooperation Agreement by and between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Xianyang Material Medical Institute (3)
10.8	Technological Cooperation Agreement between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Shaanxi University of Science and Technology (3)
10.9	Drug Supply and Marketing Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Guangdong Runtai Pharmaceutical Co., Ltd. (2)
10.10	Purchase Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Xi'an Chemical Industry Medicine Supply and Marketing Company (2)
10.11	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Shuang Gong dated June 10, 2006 (2)
10.12	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Jianmin Du dated January 2, 2006 (2)
10.13	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Ame Zhang dated July 7, 2007 (2)
10.14	Corporate Finance Advisory Agreement between Friedland Capital Inc. and Shaanxi Aoxing Pharmacy Co., Ltd. dated March 8 , 2007 (2)
10.15	Entrust Agreement for Land Acquisition (2)
10.16	Land Use Right (2)
10.17	Purchase Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Xi’an Chinese Drug Tablet Factory (2)
10.18	Loan Agreement between Shaanxi Aoxing Pharmaceutical Co., Ltd and Qindu District Rural Credit Cooperative (Fengxi Branch) dated February 13, 2008 (3)
10.19	Technological Cooperation Agreement between Shaanxi Aoxing Pharmaceutical Co., Ltd and College of Life Sciences of Northwest University dated September 10, 2006 (3)

10.20	Preliminary Employment Agreement between Biostar Pharmaceuticals, Inc. and Elaine Zhao dated June 25, 2007 (5)
10.21	Stock Purchase Agreement by and between the Company and purchasers of Series B Convertible Preferred Stock dated November 2, 2009 (8)
10.22	Make Good Escrow Agreement by and among the Company, purchasers of Series B Convertible Preferred Stock, and Sichenzia Ross Friedman Ference LLP dated November 2, 2009 (8)
10.23	Closing Escrow Agreement by and among the Company, purchasers of Series B Convertible Preferred Stock and Sichenzia Ross Friedman Ference LLP dated November 2, 2009 (8)
10.24	Stock Purchase Agreement by and between the Company and purchasers of Series B Convertible Preferred Stock dated November 18, 2009 (9)
10.25	Financial Services Agreement by and among the Company, ELZ Accountancy Corp., and Elaine Zhao dated August 1, 2009 (7)
10.26	Form of Director Offer Letter with Zibing Pan and Zhongyang Shang (10)
10.27	Wu Quan Mountain Land Use Transfer Agreement (12)
10.28	Assets Acquisition Agreement between Shaanxi Biostar Biotech Ltd. and Xi’an Meipude Bio-Technology Co., Ltd. dated March 28, 2010 *
14	Code of Ethics (10)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed Herewith.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1A (File No. 333-147363) filed with the SEC on February 25, 2008.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1A (File No. 333-147363) filed with the SEC on May 9, 2008.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1A (File No. 333-147363) filed with the SEC on June 12, 2008.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1A (File No. 333-147363) filed with the SEC on June 27, 2008.
(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2009.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2009.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2009.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2010.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A filed with the SEC on January 28, 2010.
(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: May 14, 2010	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2010	By:	/s/Elaine Zhao
Elaine Zhao Chief Financial Officer (Principal Financial and Accounting Officer)