Form 10-Q
period 2010-06-30
Biostar Pharmaceuticals, Inc.
filed 2010-08-13
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: June 30, 2010
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 26,855,154 shares issued and outstanding as of August 12, 2010.

TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$9,663,639	$8,577,704
Accounts receivable	25,291,760	19,803,434
Inventories	1,863,769	340,078
Prepaid expenses and other receivables	2,269,116	1,500,327
Total Current Assets	39,088,284	30,221,543

Deposits	881,318	1,316,328
Property and equipment, net	5,150,606	4,340,917
Intangible assets, net	11,233,092	11,131,681

Total Assets	$56,353,300	$47,010,469

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$4,146,719	$3,559,281
VAT payable	925,250	1,050,051
Income tax payable	1,775,261	1,481,266
Total Current Liabilities	6,847,230	6,090,598

Commitment and contingencies

Stockholders' Equity
Series B, convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
532,282 and 3,060,000 shares issued and outstanding at June 30, 2010 & December 31, 2009	532	3,060
Common stock, $.001 par value, 100,000,000 shares authorized,
26,855,154 and 23,374,799 shares issued and outstanding at June 30, 2010 & December 31, 2009	26,855	23,375
Additional paid-in capital	20,417,502	19,801,366
Statutory reserve	3,727,426	2,860,685
Retained earnings	24,526,519	17,548,676
Accumulated other comprehensive income	807,236	682,709
Total Stockholders' Equity	49,506,070	40,919,871

Total Liabilities and Stockholders' Equity	$56,353,300	$47,010,469

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales, net	$19,395,691	$13,245,042	$31,758,866	$20,692,706

Cost of sales	5,004,876	3,509,754	7,845,302	6,168,561

Gross profit	14,390,815	9,735,288	23,913,564	14,524,145

Selling, general and administrative expenses	6,858,395	4,271,308	13,248,168	6,751,292

Income from operations	7,532,420	5,463,980	10,665,396	7,772,853

Other Income (Expense)
Interest income	2,435	183	6,121	493
Other expenses	(187,000)	(248,740)	(198,772)	(248,740)
Total other Income (Expense)	(184,565)	(248,557)	(192,651)	(248,247)

Income before income taxes	7,347,855	5,215,423	10,472,745	7,524,606

Provision for income taxes	1,768,800	1,360,246	2,630,375	1,840,397

Net income	$5,579,055	$3,855,177	$7,842,370	$5,684,209

Net income per common share
Basic	$0.21	$0.17	$0.30	$0.24
Diluted	$0.20	$0.16	$0.28	$0.24

Weighted average common shares outstanding
Basic	26,337,637	23,240,899	26,337,637	23,240,899
Diluted	27,797,012	23,659,071	27,797,012	23,659,071

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,842,370	$5,684,209
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	277,753	332,468
Impairment loss on building	-	248,730
Stock-based compensation and other non-cash expenses	392,551	-
Make good shares expense	187,000	-
Changes in operating assets and liabilities:
Accounts receivable	(5,385,500)	(3,582,534)
Inventories	(1,516,785)	(244,529)
Deposit	-	109,774
Prepaid expenses and other receivables	(759,808)	(2,799,533)
Accounts payable and accrued expenses	353,909	103,336
VAT payable	(109,713)	390,657
Income tax payable	286,730	946,113
Net cash provided by (used in) operating activities	1,568,507	1,188,691

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(286,349)	(439)
Acquisition of proprietary technologies	(265,150)	-
Net cash provided by (used in) Investing activities	(551,499)	(439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	37,537	-
Net cash provided by (used in) financing activities	37,537	-

Effect of exchange rate changes on cash and cash equivalents	31,390	128

Net Increase (Decrease) in cash and cash equivalents	1,085,935	1,188,380

Cash and cash equivalents, beginning balance	8,577,704	758,316

Cash and cash equivalents, ending balance	$9,663,639	$1,946,696

SUPPLEMENTAL DISCLOSURES:
Income tax payments	$2,343,972	$480,620

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$2,628	$-
Cashless exercise of warrants	$815	$-
Prior year deposit for acquisition of property and equipment	$439,016	$-
Payable for acquisition of property and equipment	$198,279	$-

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - ORGANIZATION

Biostar Pharmaceuticals, Inc. (“Biostar” or the “Company”) was incorporated in the State of Maryland on March 27, 2007. On June 15, 2007, Biostar formed Shaanxi Biostar Biotech Ltd. (“Shaanxi Biostar”). Shaanxi Biostar is a wholly owned subsidiary of Biostar and a limited liability company organized under the laws of the People's Republic of China (the "PRC").

On November 1, 2007, Shaanxi Biostar entered into a series of agreements including a Management Entrustment Agreement, a Shareholders’ Voting Proxy Agreement, an Exclusive Option Agreement and a Share Pledge Agreement (collectively the “Agreements”) with Shaanxi Aoxing Pharmaceutical Co., Ltd. ("Aoxing Pharmaceutical") and its shareholders (the “Transaction”). Aoxing Pharmaceutical is a corporation formed under the laws of the PRC. According to these Agreements, Shaanxi Biostar acquired management control of Aoxing Pharmaceutical whereby Shaanxi Biostar is entitled to all of the net profits of Aoxing Pharmaceutical as a management fee and is obligated to fund Aoxing Pharmaceutical’s operations and pay all of the debts. In exchange for entering into the Agreements, on November 1, 2007, the Company issued 19,832,311 shares of its common stock to Aoxing Pharmaceutical owners, representing approximately 90% of the Company’s common stock outstanding after the Transaction. Consequently, the owners of Aoxing Pharmaceutical own a majority of the Company's common stock immediately following the Transaction. Therefore, the Transaction is accounted for as a reverse acquisition, and Aoxing Pharmaceutical is deemed to be the accounting acquirer in the reverse acquisition.

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

In determining Aoxing Pharmaceutical is a VIE of Shaanxi Biostar, the Company considered the following indicators, among others:

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

Additional capital provided to Aoxing Pharmaceutical by the Company was recorded as an interest-free loan to Aoxing Pharmaceutical. There was no written note to this loan, the loan is not interest bearing, and the loan was eliminated during consolidation. Under the terms of the Agreements, the shareholders of Aoxing Pharmaceutical are required to transfer their ownership of Aoxing Pharmaceutical to the Company’s subsidiary in China when permitted by PRC laws and regulations or to designees of the Company at any time when the Company considers it is necessary to acquire Aoxing Pharmaceutical. In addition, the shareholders of Aoxing Pharmaceutical have pledged their shares in Aoxing Pharmaceutical as collateral to secure these Agreements.

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2009, included in the Company’s 2009 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

The Company maintains allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of sales vary. Allowances are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $134,282 and $133,720 at June 30, 2010 and December 31, 2009, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	June 30,	December 31,
	2010	2009
		(Audited)
Raw materials	$1,681,503	$261,868
Work in process	4,744	41,010
Finished goods	177,522	37,200
	$1,863,769	$340,078

Property and Equipment

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

Real property	30 years
Leasehold improvements	30 years
Machinery & equipment	5-10 years
Computers & office equipment	5-10 years

Property and equipment consisted of the following:

	June 30,	December 31,
	2010	2009
		(Audited)
Real property	$2,405,807	$1,528,543
Machinery & equipment	551,500	542,195
Leasehold improvements	1,956,289	1,956,289
Furniture & fixtures	63,420	63,420
Vehicle	62,050	24,970
Construction in progress	1,169,440	1,169,440
	6,208,506	5,284,857
Less: Accumulated depreciation	(1,057,900)	(943,940)
	$5,150,606	$4,340,917

At June 30, 2010 and December 31, 2009, expenditures incurred for construction of a raw material processing plant was $1,169,440.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. Our land use rights will expire between 2056 and 2060. Our proprietary technologies were mainly contributed by four stockholders of the Company and relate to the production of the Company's five state-approved drugs. All of the Company’s intangible assets are subject to amortization with estimated useful lives of:

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	June 30,	December 31,
	2010	2009
		(Audited)
Land use right	$10,571,810	$10,571,810
Proprietary technologies	1,776,694	1,511,544
	12,348,504	12,083,354
Less: Accumulated amortization	(1,115,412)	(951,673)
	$11,233,092	$11,131,681

The estimated future amortization expenses related to intangible assets as of June 30, 2010 are as follows:

Years Ending December 31,
2010, six months	$164,368
2011	328,735
2012	328,735
2013	328,735
2014	328,735
Thereafter	9,753,784

Advertising

Advertising expense consists primarily of costs of promotion for our corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the six months ended June 30, 2010 and 2009, the Company incurred advertising expense of approximately $7.5 million and $2.9 million, respectively.

Research and Development

Remuneration of research and development staff and material costs incurred for internal research and development activities and payments made to third parties in connection with research and development collaborations prior to regulatory approval are expensed as incurred. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the shorter of the remaining license period or product patent life. In the six months ended June 30, 2010 and 2009, the Company incurred research and development expense of $9,369 and $0, respectively.

Net Income Per Share

Basic net income per share is computed on the basis of the weighted average number of common stock outstanding during the period.

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

Dilution is computed by applying the if-converted method for convertible preferred stocks. Under this method, convertible preferred stock is assumed to be converted at the beginning of the period (or at the time of issuance, if later), and preferred dividends (if any) will be added back to determine income applicable to common stock. The shares issuable upon conversion will be added to weighted average number of common stock outstanding. Conversion will be assumed only if it reduces earnings per share (or increases loss per share).

Recent accounting pronouncements

Effective January 1, 2010, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the FASB:

•
ASU 2009-05 Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. Amended Topic 820 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) the quoted price of the identical liability when traded as an asset, (2) the quoted prices for similar liabilities or similar liabilities when traded as assets, and (3) another valuation technique (e.g., a market approach or income approach) including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability.

•
ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It amends Topic 820 so that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. It also clarifies the requirements that for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

•
ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. Amended Topic 860 amends the de-recognition accounting and disclosure guidance relating to SFAS 140. Amended Topic 860 eliminates the exemption from consolidation for qualifying special-purpose entity (“QSPE”) and requires a transferor to evaluate all existing QSPE to determine whether it must be consolidated in accordance with amended Topic 810.

•
ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. Amended Topic 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, amended Topic 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity.

•
ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.

The adoption of the foregoing ASU’s did not have a material effect on the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force), which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This ASU will be effective for periods beginning on or after December 15, 2010. The Company has not elected to early adopt this topic and is evaluating the impact that this ASU will have on the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (A consensus of the FASB Emerging Issues Task Force). Amended Topic 310 addresses that modification of loans within a pool under the existing Topic does not result in the removal of such loans from the pool even if modification of such loans would otherwise be considered a troubled debt restructuring. This ASU is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010 with early adoption permitted. This ASU is to be applied prospectively. The Company has not elected to early adopt this ASU and is evaluating the impact that this ASU will have on the Company’s financial statements.

Note 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables include deposits for research and development, prepaid advertising expenses and professional fees.

The following table shows the details for prepaid expenses and other receivables as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
		(Audited)
Research and development expenses	$771,010	$767,785
Advertising expenses	1,498,106	702,042
Other receivables	-	30,500
Prepaid expenses and other receivables	$2,269,116	$1,500,327

Note 4 – DEPOSITS

At June 30, 2010, deposits include a $881,318 refundable deposit for acquiring a medicine packaging manufacturer. At December 31, 2009, deposits include $438,776 for acquiring real properties and proprietary technologies from a medical device manufacturer and $877,552 refundable deposit for acquiring a medicine packaging manufacturer.

Note 5 – STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock

On November 2, 2009 (the “Closing Date”), the Company entered into and closed on a securities purchase agreement with certain accredited investors (the “Investors”) pursuant to which the Investors purchased 2,060,000 shares of the Company’s series B convertible preferred stock (“Series B Preferred Stock”) with attached warrants to purchase a total of 500,000 shares of its common stock (the “Warrants”) for an aggregate purchase price of $3,605,000 (“Purchase Price”).  The shares of Series B Preferred Stock purchased by the Investors are convertible into 2,060,000 shares of the Company’s common stock.

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

The Series B Preferred Stock does not pay annual dividends and has no voting rights except as required by law. No dividends will be declared or payable with respect to the Company’s common stock while the Series B Preferred Stock is outstanding. The Company will not redeem or purchase any shares of common stock or any other class or series of capital stock that is junior to or on parity with the Series B Preferred Stock while the Series B Preferred Stock is outstanding.

The Series B Preferred Stock is subject to full ratchet anti-dilution adjustment for subsequent lower price issuances by the Company, and both the conversion price of the Series B Preferred Stock and the exercise price of the Warrants are subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.  The full ratchet anti-dilution protection provided to holders of Series B Preferred Stock for subsequent lower price issuances will be null and void and have no further force or effect if EITF 07-5, as such may amended, supplemented or modified by any accounting guidance and/or announcement(s) issued by the FASB, the Emerging Issues Task Force or any other regulatory authority, will adversely effect the Company’s financial condition as a result of such provision.

The Company agreed with the Investors that if its common stock is not listed on a national securities exchange within one hundred and forty-five (145) days of the Closing Date, the Company will pay the Investors as liquidated damages and not as a penalty, an amount equal to twelve percent (12%) per annum, based on the lesser of (i) the Purchase Price or (ii) that percentage of the Purchase Price which the shares of common stock issuable upon conversion of the Series B Preferred Stock and issuable upon exercise of the Warrants bears to the number of shares of common stock initially issuable upon conversion of the Series B Preferred Stock; provided, however, such payment of liquidated damages will not accrue until the Company fulfills all of its requirements for listing on a national securities exchange. At June 30, 2010, $6,453 of liquidated damages was recorded because the Company received NASDAQ listing approval after the 145-day deadline.

As an inducement for the Investors to purchase the Series B Preferred Stock, on November 2, 2009,  the Company entered into a Make Good Securities Escrow Agreement with the Investors and Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”) whereby the Company agreed to deliver to the Escrow Agent (i) resolutions executed by the Board of Directors of the Company and (ii) irrevocable instructions of the Company’s transfer agent executed by the Company for the issuance of up to an additional 2,000,000 shares of common stock and/or Series B Preferred Stock (the “Make Good Shares”), at the option of the Investors, in the event the Company fails to achieve certain financial performance thresholds for the twelve month periods ended December 31, 2009 and December 31, 2010.

At April 15, 2010, the Company issued 100,000 shares of the Series B Preferred Stock to the Investors as the fiscal 2009 operating income was 15,100,843, which was $799,157 short of the target of $15,900,000 per the make-good provision.

The proceeds of $3,605,000 from the November 2, 2009 private placement were allocated to the preferred stock and Warrants based on their relative fair values. The Warrants were valued using the BSM model and recorded in additional paid-in capital.

During the six months ended June 30, 2010, 2,627,718 shares of Series B Preferred Stock were converted into 2,627,718 shares of common stock.

Warrants

The Company issued warrants to purchase its common stock in connection with its 2007 private placement of series A convertible preferred stock. The warrants are exercisable for three years from the effective date of October 10, 2007 at $1.00 per share. The warrants were later amended to include provisions for cashless exercise.

On February 23, 2010, the holder of one such warrant to purchase up to 1,051,050 shares of common stock elected to make a cashless exercise of the warrant and received 814,859 shares of common stock.

On January 22, 2010, the holder of one such warrant to purchase up to 37,538 shares of common stock exercised the warrant at $1.00 per share and received 37,538 shares of common stock.

The Warrants issued in connection with the November 2, 2009 private placement of Series B Preferred Stock are exercisable for a period of five years from their issuance date at an initial exercise price of $3.00 per share.  The Company has the right at any time, on at least forty-five (45) day written notice, to redeem the outstanding Warrants at a price of one cent ($0.01) per share provided the market price of the Company’s common stock equals or exceeds $4.50 on each trading day for the consecutive twenty (20) trading days in the period ending on the trading day prior to the date that the Company intends to redeem the Warrants.

The warrants are classified as equity and amounts attributable to the warrants are classified within additional paid-in capital.

On June 1, 2010, the Company issued 55,000 warrants to an investor relations firm.  The warrants are exercisable for three years by May 31, 2013 at $2 per share.

The following table summarizes activities for the Company’s warrants for the year ended December 31, 2009 and for the six months ended June 30, 2010.

			Exercised	Outstanding
		Exercise	before	as of	Weighted Average
	Issued	Price	December 31, 2009	June 30, 2009	Exercise Price
Issued before January 1, 2009	1,088,588	$1	(1,088,588)	-
Issued on November 2, 2009	500,000	$3	-	500,000
Total, as of December 31, 2009	1,588,588		(1,088,588)	500,000	$2

Issued on June 1, 2010	55,000	$2	-	55,000
Total, as of June 30, 2010	1,643,588		(1,088,588)	555,000	$3

Stock Options

The following table summarizes activities for the Company’s options for the six months ended June 30, 2010.

							Options
				Vested	Vested		Outstanding	Weighted
				on	on		As of	Average
		Exercise	Expiry	December 31,	June 30,		June 30,	Exercise
	Granted	Price	Date	2009	2010	Exercised	2009	Price

Granted on October 22, 2009	980,000	$2.60	October 21, 2014	326,667	163,333	-	980,000
Granted on December 30, 2009	100,000	$4.45	December 29, 2013	-	16,667	-	100,000
Total	1,080,000			326,667	180,000	-	1,080,000	$2.77

Stock Award

During the six months ended June 30, 2010, the Company awarded 240 shares of common stock to an officer.

Note 6 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Six Months Ended June 30,
	2010	2009
Basic net income per share:
Net income used in computing basic net income per share	$7,842,370	$5,684,209
Weighted average number of common stock	26,337,637	23,240,899
Basic net income per share	$0	$0

Diluted net income per share:
Net income used in computing diluted net income per share	$7,842,370	$5,684,209

Weighted average number of common stock outstanding	26,337,637	23,240,899
Weighted average effect of dilutive securities:
Convertible preferred stocks	999,800	-
Stock warrants	112,735	418,172
Options	346,840	-
Shares used in computing diluted net income per share	27,797,012	23,659,071

Diluted net income per share	$0.28	$0.24

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the six months ended June 30, 2010 and 2009, and has recorded income tax provision for the periods.

The Company’s subsidiaries and VIE were incorporated in the PRC and are governed by the Income Tax Law of the PRC and various local income tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the six months ended June 30, 2010 and 2009, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 8 - STATUTORY RESERVES

The Company’s subsidiaries and VIE in the PRC are required to make appropriations to certain non-distributable reserve funds. In accordance with the laws and regulations applicable to China’s foreign investment enterprises and China’s Company Laws, an enterprise’s income, after the payment of the PRC income taxes, must be allocated to the statutory surplus reserves. The proportion of allocation for reserve is 10 percent of the profit after tax to the surplus reserve fund, not to exceed 50 percent of registered capital.

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2010 and December 31, 2009, the Company’s VIE had allocated $3,727,426 and $2,860,685, respectively, to these non-distributable reserve funds.

Note 9 - OTHER COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009

Net income	$7,842,370	$5,684,209
Change in foreign currency translation adjustment	124,527	11,176
Comprehensive income	$7,966,897	$5,695,385
Note 10 – ACQUISITION

In March 2010, the Company entered into an agreement to acquire the assets of Xi’an Meipude Bio-Technology Co., Ltd. (“Meipude”), a medical equipment and nutrients manufacturer in Xi’an, PRC, and took control of Meipude’s assets. This transaction was accounted for as a purchase of assets. The purchase price of $1,148,316 was allocated to the assets acquired based on the estimated fair values on the date of acquisition.

The following table summarizes the allocation of the purchase price for Meipude:

Inventories	$5,902
Property and equipment	877,264
Intangible assets	265,150
$1,148,316

Note 11 - COMMITMENT

Research and Development (“R&D”) Agreement

On November 15, 2009 and December 19, 2009, the Company entered into three agreements with Fourth Military Medical University Xijing Hospital State Drug Clinical Research Center (“Fourth Military”) to conduct clinical trial for two new drugs.  Pursuant to these agreements, the Company paid Fourth Military $767,785 in the fourth quarter of 2009 as a deposit for clinical trial expenses and is obligated to pay Fourth Military an additional $601,293 upon completion of the clinical trial.

Construction Contracts

The Company is committed to various construction contracts for a raw material processing plant with a total contract price of approximately $1,389,681.  The cash commitment remaining for these contracts is approximately $219,423.

Note 12 - SEGMENT INFORMATION

During the six months ended June 30, 2010 and 2009, revenues of the Company represented net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

Note 13 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s major operations are carried out in the PRC; therefore the Company is subject to the risks not typically associated with entities operating in the USA. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. All of the following risks may impair the Company’s business operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected.  In such case, an investor in the Company may lose all or part of the investment. Additional risks include:

•	The Company may not be able to adequately protect and maintain its intellectual property.
•	The Company may not be able to obtain regulatory approvals for its products.
•	The Company may have difficulty competing with larger and better financed companies in the same sector.
•	New legislative or regulatory requirements may adversely affect the Company’s business and operations.
•	The Company is dependent on certain key existing and future personnel.
•	Changes in the laws and regulations in the PRC may adversely affect the Company’s ability to conduct its business.
•	The Company may experience barriers to conducting business due to governmental policy.
•	Capital outflow policies in the PRC may hamper the Company’s ability to remit income to the USA.
•	Fluctuation of the Renminbi could materially affect the Company’s financial condition and results of operations.
•	The Company may face obstacles from the communist system in the PRC.
•	The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.
•	The Company’s growth is dependent on its ability to successfully develop, market, or acquire new drugs. The Company may be subject to product liability claims in future.
•
Trade barriers and taxes may have an adverse affect on the Company’s business and operations. There may not be sufficient liquidity in the market for the Company’s securities in order for investors to sell their securities.

Note 14 – SUBSEQUENT EVENT

On July 28, 2010, all shareholders of Aoxing Pharmaceuticals officially registered with the local office of State Administration of Industry and Commerce for the Share Pledge Agreement with Shaanxi Biostar, which was signed on November 1, 2007.

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

Overview

Biostar Pharmaceuticals, Inc. (“we”, the “Company” or “Biostar”) was incorporated on March 27, 2007 in the State of Maryland. Our business operation is conducted in China primarily through our variable interest entity (“VIE”), Shaanxi Aoxing Pharmaceutical Co., Ltd. (“Aoxing Pharmaceutical”), which we control through contractual arrangements between Aoxing Pharmaceutical and our wholly owned subsidiary, Shaanxi Biostar Biotech Ltd. (“Shaanxi Biostar”).

On March 28, 2010, we, through Shaanxi Biostar, entered into an agreement to acquire the assets of Xi’an Meipude Bio-Technology Co., Ltd., a Xi’an-based medical equipment manufacturer (“Meipude”), for RMB7.85 million ($1.1million), including certain assets registered to a family member of an original Meipude shareholder. We took control over the assets of Meipude on March 29, 2010. To facilitate the transfer of some of the assets, however, we were required to acquire all of the outstanding equity interests of Meipude, which we subsequently transferred to two unrelated third parties on June 23, 2010.

Our products include three OTC medicines and two prescription-based pharmaceuticals, which are sold and distributed in over 24 provinces and provincial-level cities throughout China. We have also started to produce and sell four health products under our current eight permits during the three months ended June 30, 2010. Our best-selling product, Xin Ao Xing Oleanolic Acid Capsule (“Xin Ao Xing Capsule”), is a state-approved OTC drug for treatment of Hepatitis B.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of approximately $9.7 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.
Net cash provided by operating activities for the six months ended June 30, 2010 was $1.6 million. This was primarily due to our net income of $7.8 million, adjusted by non-cash related expenses including depreciation and amortization of $0.3 million, stock-based compensation of $0.4 million, and make-good share expense of $0.2 million, offset by a net decrease in working capital items of $7.1 million. The net decrease in working capital items was mainly due to increase in accounts receivable and inventories resulting from increase in sales. The decrease in VAT tax payable also contributed to the net decrease in working capital items. The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses.

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

Net cash used in investing activities for the six months ended June 30, 2010 was $0.6 million, primarily due to the acquisition of properties and intangible assets resulting from the Meipude acquisition.

Net cash used in investing activities for the six months ended June 30, 2009 was $439, primarily due to a very small capital expenditure on furniture.

Net cash provided by financing activities for the six months ended June 30, 2010 was $37,537, primarily due to the exercise of warrants.

Results of Operations

Net Sales

	Three Months Ended June 30,
	2010		2009
Drugs
Xin Aoxing Oleanolic Acid Capsule	$12,675,096	65.4%	$8,943,524	67.5%
Taohuasan Pediatrics Medicine	1,002,773	5.2%	1,031,998	7.8%
Gan Wang Compound Paracetamol Capsule	1,439,743	7.4%	1,013,718	7.7%
Tianqi Dysmenorrhea Capsule	1,536,341	7.9%	1,383,717	10.4%
Danshen Granule	931,010	4.8%	872,085	6.6%
Subtotal	17,584,963	90.7%	13,245,042	100%

Health products
Tangning Capsule	403,444	2.1%	-	-
Yizi Capsule	1,139,327	5.9%	-	-
Shengjing Capsule	182,911	0.9%	-	-
Aoxing Ointment	65,440	0.3%	-	-
Other	-	-	-	-
Subtotal	1,791,122	9.2%	-	-

Medical device
Hernia belt	19,606	0.1%	-	-
Subtotal	19,606	0.1%	-	-

Total revenue	$19,395,691	100%	$13,245,042	100%

	Six Months Ended June 30,
	2010		2009
Drugs
Xin Aoxing Oleanolic Acid Capsule	$21,877,761	68.9%	$12,780,204	61.8%
Taohuasan Pediatrics Medicine	2,046,043	6.4%	1,954,367	9.4%
Gan Wang Compound Paracetamol Capsule	2,173,494	6.8%	1,790,273	8.7%
Tianqi Dysmenorrhea Capsule	2,375,084	7.5%	2,484,057	12.0%
Danshen Granule	1,475,756	4.6%	1,656,841	8.0%
Subtotal	29,948,138	94.2%	20,665,742	99.9%

Health products
Tangning Capsule	403,444	1.3%	-	-
Yizi Capsule	1,139,327	3.6%	-	-
Shengjing Capsule	182,911	0.6%	-	-
Aoxing Ointment	65,440	0.2%	-	-
Other	-	-	26,964	0.1%
Subtotal	1,791,122	5.7%	26,964	0.1%

Medical device
Hernia belt	19,606	0.1%	-	-
Subtotal	19,606	0.1%	-	-

Total revenue	$31,758,866	100%	$20,692,706	100%

For the three and six months ended June 30, 2010, total net sales increased by approximately $6.2 million or 46%, and $11.1 million or 53%, respectively, compared to the same periods in 2009. This was primarily due to our diversified product portfolio and marketing efforts in existing sales regions and new regions. Domestic Chinese customers still accounted for 100% of total sales.

Cost of Sales

	Three Months Ended June 30,
	2010		2009
Drugs
Xin Aoxing Oleanolic Acid Capsule	$1,894,457	37.9%	$1,450,307	41.3%
Taohuasan Pediatrics Medicine	346,730	6.9%	359,413	10.2%
Gan Wang Compound Paracetamol Capsule	739,842	14.8%	548,803	15.6%
Tianqi Dysmenorrhea Capsule	567,422	11.3%	493,251	14.1%
Danshen Granule	692,957	13.9%	657,980	18.8%
Subtotal	4,241,408	84.8%	3,509,754	100%

Health products
Tangning Capsule	128,539	2.6%	-	-
Yizi Capsule	435,958	8.7%	-	-
Shengjing Capsule	141,727	2.8%	-	-
Aoxing Ointment	46,093	0.9%	-	-
Other	-	-	-	-
Subtotal	752,317	15.0%	-	-

Medical device
Hernia belt	11,151	0.2%	-	-
Subtotal	11,151	0.2%	-	-

Total cost	$5,004,876	100%	$3,509,754	100%

	Six Months Ended June 30,
	2010		2009
Drugs
Xin Aoxing Oleanolic Acid Capsule	$3,265,795	41.6%	$2,292,855	37.2%
Taohuasan Pediatrics Medicine	708,125	9.0%	682,653	11.0%
Gan Wang Compound Paracetamol Capsule	1,123,327	14.3%	973,629	15.8%
Tianqi Dysmenorrhea Capsule	874,483	11.2%	888,105	14.4%
Danshen Granule	1,110,104	14.2%	1,304,668	21.2%
Subtotal	7,081,834	90.3%	6,141,910	99.6%

Health products
Tangning Capsule	128,539	1.6%	-	-
Yizi Capsule	435,958	5.6%	-	-
Shengjing Capsule	141,727	1.8%	-	-
Aoxing Ointment	46,093	0.6%	-	-
Other	-	-	26,651	0.4%
Subtotal	752,317	9.6%	26,651	0.4%

Medical device
Hernia belt	11,151	0.1%	-	-
Subtotal	11,151	0.1%	-	-

Total cost	$7,845,302	100%	$6,168,561	100%

Compared to the same periods of 2009, cost of sales increased by about $1.5 million or 43%, and $1.7 million or 27%, respectively, for the three and six months ended June 30, 2010.  The increase in the cost of sales was primarily due to the increase in sales volume, specifically, and most significantly, to the Xin Aoxing Oleanolic Acid Capsule.

Gross Profit

	Three Months Ended June 30,
	2010		2009
Drugs
Xin Aoxing Oleanolic Acid Capsule	$10,780,639	85%	$7,493,217	84%
Taohuasan Pediatrics Medicine	656,043	65%	672,585	65%
Gan Wang Compound Paracetamol Capsule	699,901	49%	464,915	46%
Tianqi Dysmenorrhea Capsule	968,919	63%	890,466	64%
Danshen Granule	238,053	26%	214,105	25%
Subtotal	13,343,555	76%	9,735,288	74%

Health products
Tangning Capsule	274,905	68%	-	-
Yizi Capsule	703,369	62%	-	-
Shengjing Capsule	41,184	23%	-	-
Aoxing Ointment	19,347	30%	-	-
Other	-	-	-	-
Subtotal	1,038,805	58%	-	-

Medical device
Hernia belt	8,455	43%	-	-
Subtotal	8,455	43%	-	-

Total gross profit	$14,390,815	74%	$9,735,288	74%

	Six Months Ended June 30,
	2010		2009
Drugs
Xin Aoxing Oleanolic Acid Capsule	$18,611,966	85%	$10,487,349	82%
Taohuasan Pediatrics Medicine	1,337,918	65%	1,271,714	65%
Gan Wang Compound Paracetamol Capsule	1,050,167	48%	816,644	46%
Tianqi Dysmenorrhea Capsule	1,500,601	63%	1,595,952	64%
Danshen Granule	365,652	25%	352,173	21%
Subtotal	22,866,304	76%	14,523,832	70%

Health products
Tangning Capsule	274,905	68%	-	-
Yizi Capsule	703,369	62%	-	-
Shengjing Capsule	41,184	23%	-	-
Aoxing Ointment	19,347	30%	-	-
Other	-	-	313	1%
Subtotal	1,038,805	58%	313	1%

Medical device
Hernia belt	8,455	43%	-	-
Subtotal	8,455	43%	-	-

Total gross profit	$23,913,564	75%	$14,524,145	70%

Gross profit increased $4.7 million or 48%, and $9.4 million or 65%, respectively for the three and six months ended June 30, 2010 compared to the same periods in 2009. The increase in gross profit was due primarily to the increase in sales volume.

The overall gross profit margin increased 5% for the six months ended June 30, 2010 compared to the same periods in 2009 due primarily to the sales increase of our higher margin product, the Xin Aoxing Oleanolic Acid Capsule.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% of Change
Selling, general and administrative expenses	$6,858,395	35%	$4,271,308	32%	61%

	Six Months Ended June 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% of Change
Selling, general and administrative expenses	$13,248,168	42%	$6,751,292	33%	96%

The period-over-period increase in selling, general and administrative expenses in dollar amount and as a percentage of total net sales for the three and six months ended June 30, 2010 was mainly due to the increase in advertising expenditures of $2.5 million and $4.6 million, respectively.

Stock-Based Compensation

Our board of directors adopted a stock option incentive plan in August 2009. The values of these options are expensed over the term of the respective vesting periods. The stock awards are valued using the market price on or around the date the shares were awarded and included as a period compensation expense. Consequently, we incurred $238,061 and $392,551, respectively, in stock-based compensation for the three and six months ended June 30, 2010.

Interest Expense

We did not incur interest expense for the three months and six months ended June 30, 2010, and June 30, 2009.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Provision for income taxes	$1,768,800	$1,360,246	$2,630,375	$1,840,397
Effective tax rate	24%	26%	25%	24%

For the three and six months ended June 30, 2010, provision for income taxes increased by $408,554 and $789,978, respectively, compared to the same periods in 2009, driven by higher taxable income year over year. The effective tax rate for the three and six months ended June 30, 2010 was 25%, the uniform corporate income tax rate in China.

Critical Accounting Policies

We believe the following critical accounting policies, among others, affect management’s more significant judgments and estimates used in the preparation of the financial statements:

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and management’s best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. Management evaluates the collectability of the receivables at least quarterly. If the financial condition of a customer was to deteriorate further, resulting in an impairment of their ability to make payments, additional allowances may be required.  Such differences could be material and could significantly impact cash flows from operating activities.

The following table sets out the aging of our accounts receivable for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of June 30, 2010	$25,426,042	$8,788,313	$6,822,654	$6,922,007	$2,359,422	$527,016	$6,630
As of December 31, 2009	$19,937,154	$7,238,448	$6,598,953	$6,093,151	$-	$6,602	$-

The following table presents the days sales outstanding calculated based on sales and accounts receivables for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
Days sales outstanding	145	134

The number of days that sales were outstanding increased to 145 days for the six months ended June 30, 2010 from 134 days for the same period in 2009 as a result of the increase in new sales in between the two periods.

The following are steps the Company takes in collecting accounts receivable:

Step 1: After the payment term has been exceeded, the Company stops taking orders from the delinquent customer and allows the responsible sales person three to six months to collect the accounts receivable. Most of the accounts receivable will be collected in this step because the sales person’s compensation is tied to sales receipts.

Step 2: If the sales person’s collection efforts are not successful, the Company hires a collection agent and allows the agent another three to six months to collect the accounts receivable.

Step 3: If the collection agent’s efforts are not successful, the Company will commence legal action to collect the accounts receivable.

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

Foreign Currency

Our functional currency is the U.S. dollar, and our subsidiary and our VIE in China use their respective local currencies as their functional currencies, i.e. the RMB. An entity’s functional currency is the currency of the primary economic environment in which the entity operates. Management must use judgment in determining an entity’s functional currency, assessing economic factors including cash flow, sales price, sales market, expense, financing and inter-company transactions and arrangements. The impact from exchange rate changes related to transactions denominated in currencies other than the functional currency is recorded as a gain and loss in the statements of operations, while the impact from exchange rate changes related to translating a foreign entity’s financial statements from the functional currency to its reporting currency, the U.S. dollar, is disclosed and accumulated in a separate component under the equity section of the balance sheets. Different judgments or assumptions resulting in a change of functional currency may materially impact our financial position and results of operations.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2010:

	Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Construction contract	$219,423	$219,423	-	-	-
Research and development expense	601,293	601,293	-	-	-
Total contractual obligations	$820,716	$820,716	-	-	-

Inflation

Management believes that inflation has not had a material effect on our results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Regulation S-K Section 303(a)(4).

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulations S-K and as such, are not required to provide this information.

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

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls, as of the end of the period covered by this Quarterly Report, were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None

Item 1A. Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision with regard to our securities. The statements contained in or incorporated into this prospectus that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We have no equity ownership interest in Aoxing Pharmaceutical. Our ability to control Aoxing Pharmaceutical and consolidate its financial results is through a series of contractual arrangements between it and our wholly owned subsidiary Shaanxi Biostar. Management of Aoxing Pharmaceutical is an affiliate of us and of Shaanxi Biostar, and the stockholders of Aoxing Pharmaceutical are also our stockholders. Thus, the contractual arrangements were not entered into as a result of arms’ length negotiations because the parties to such agreements are under common control. Mr. Wang, our Chairman of the Board and Chief Executive Officer, holds approximately 45.31% of the shares of Aoxing Pharmaceutical and 33.39% of our common stock. While we have been advised by our PRC counsel that the contractual arrangements are legal and enforceable under PRC law, these affiliates control the parties to the contractual arrangements, and it could be possible for them to cause Aoxing Pharmaceutical and its shareholders to breach the contractual arrangements, in which event our unaffiliated investors would have little or no recourse because of the inherent difficulties in enforcing their rights since all our assets are located in the PRC. (See the risk factor titled “The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm our business.”) In the event that management of Aoxing Pharmaceutical decides to cause a breach of the contractual arrangements, the risk of loss for the affiliated shareholders of Aoxing Pharmaceutical could be lower than that for the unaffiliated investors, and the interests of the management and shareholders of Aoxing Pharmaceutical would be in conflict with the interest of our other stockholders.

As we currently depend on Xin Ao Xing Oleanolic Acid Capsule for a substantial majority of our revenues, any adverse developments relating to that product will materially and adversely affect our results of operations.

We currently rely on Xin Ao Xing Oleanolic Acid Capsule for a substantial majority of our revenues. 69% and 69% of our revenues were derived from sales of this product for the six months ended June 30, 2010 and for the year ended December 31, 2009, respectively. Accordingly, any of the following could materially and adversely affect our business, financial condition and results of operations:

•	any decrease in its market acceptance or popularity in the market due to competing products or other factors; or
•	loss of our ability to manufacture and/or distribute this product due to compliance or other regulatory issues.

Our failure to compete effectively may adversely affect our ability to generate revenue.

We compete with other companies, many of which are developing or can be expected to develop products similar to ours. Many of our competitors are also more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

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

The continued growth of our business may require additional funding from time to time, which we expect to raise in private placements of our equity or debt securities with accredited investors or by offering our securities for sale pursuant to an effective registration statement on a market where our common stock is traded. The proceeds of these fundings will be forwarded to Aoxing Pharmaceutical and accounted for as a loan to Aoxing Pharmaceutical and eliminated during consolidation. The proceeds would be used for general corporate purposes of Aoxing Pharmaceutical, which could include acquisitions, investments, repayment of debt and capital expenditures among other things. We may also use the proceeds to repurchase our capital stock or for our corporate overhead expenses. If we borrow funds we expect to be the primary obligor on any debt. Obtaining additional funding would be subject to a number of factors including market conditions, operating performance and investor sentiment, many of which are outside of our control. These factors could make the timing, amount, terms and conditions of additional funding unattractive or unavailable to us. Our management believes that we currently have sufficient funds from working capital to meet our current operating costs over the next 12 months.

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

We cannot assure you that we will be able to successfully integrate any businesses, products, technology, or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

We do not hold any indemnification insurance for our officers and directors.

Our certificate of incorporation provides for the indemnification and/or exculpation of our directors, officers, employees and agents the maximum extent provided, and under the terms provided, by the laws and decisions of the courts of the state of Maryland. Since we do not carry indemnification insurance, these indemnification provisions could result in substantial expenditures, which we may be unable to recoup and which could adversely affect our business and financial conditions.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. We expect to continue to improve our internal accounting control for budgeting, forecasting, managing and allocating our funds and to better account for them as we grow. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under U.S. securities laws.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective require significant documentation, testing and possible remediation to meet the detailed standards. Some members of our management team have limited or no experience operating a public company or little or no familiarity with SEC rules and requirements, including SEC reporting practices and requirements applicable to public companies. While we are in the process of engaging a consulting firm to evaluate and assist us with implementing a viable internal control system, our lack of great familiarity with Section 404 may nevertheless unduly divert management's time and resources in executing the business plan. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. So far, our external auditors have not reported to our board of directors any significant weakness on our internal control and provided recommendations accordingly. Nevertheless, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in our efforts to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. We are dependent upon the services of Mr. Wang, our Chairman and CEO, for the continued growth and operation of our Company because of his experience in the industry and his personal and business contacts in the PRC. Mr. Wang currently has a five year employment contract with Aoxing Pharmaceutical that expires in June 2015. Although we have no reason to believe that Mr. Wang will discontinue his services with us or Aoxing Pharmaceutical or not renew his employment contract with Aoxing Pharmaceutical, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

Additionally, Deyin Chen, our Chief Financial Officer, Amei Zhang, our Chief Operating Officer, Shuang Gong, our Corporate Secretary, and Yuan Jian, general manager and chief engineer of Aoxing Pharmaceutical, perform key functions in the operation of our business. There can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel.

We may not be able to hire and retain qualified personnel to support our growth, and if we are unable to retain or hire these personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

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

We believe that establishing, maintaining and enhancing our brand in a cost-effective manner is critical to achieving widespread acceptance of our current and future products and services and is an important element in our effort to increase our customer base and obtain new business partners. We believe that the importance of brand recognition will increase as competition in our market develops. Some of our potential competitors already have well-established brands in the pharmaceutical promotion and distribution industry. Successful promotion of our brand will depend largely on our ability to maintain a sizeable and active customer base, our marketing efforts and ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we will incur in building our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, in which case our business, operating results and financial condition would be materially adversely affected.

Our operating results may fluctuate as a result of factors beyond our control.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	the costs of pharmaceutical products and development;
•	the relative speed and success with which we can obtain and maintain customers, merchants and vendors for our products;
•	capital expenditures for equipment;
•	marketing and promotional activities and other costs;
•	changes in our pricing policies, suppliers and competitors;
•	the ability of our suppliers to provide products in a timely manner to their customers;
•	changes in operating expenses;
•	increased competition in the pharmaceutical markets; and
•	other general economic and seasonal factors.

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

There are many safety risks involved in our products that could expose us to liability or inhibit our ability to secure insurance.

Our products involve direct or indirect impact on human health and life. The drugs and products we manufacture and sell may be flawed and cause dangerous side effects and even fatality in certain cases, and lead to major business losses and legal and other liabilities and damages to our Company. In the event that any of our products are alleged to have adverse side effects, we could be subject to product liability claims. Some distributors may refuse to sell our products in certain provinces if they perceive such products to have a high risk.

We face marketing risks.

Newly developed drugs and technology may not be compatible with market needs. Because markets for drugs differentiate geographically inside the PRC, we must develop and manufacture our products to accurately target specific markets to ensure product sales. If we fail to invest in extensive market research to understand the health needs of consumers in different geographic areas, we may face limited market acceptance of our products, which could have a material adverse effect on our sales and earnings.

We face risks relating to difficulty in defending intellectual property rights from infringement.

Our success depends on the protection of our current and future technology and products and our ability to defend our intellectual property rights. We filed for trademark protection for various names and brands of our products sold in the PRC. We also filed for patent protection on three of our products, one of which has been approved. However, it is possible for our competitors to develop similar competitive products even though we have taken steps to protect our intellectual property. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to ours. We expect to file patent applications seeking to protect newly developed technology and products in various countries, including the PRC. Some patent applications in the PRC are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by many months, we may not be the first to invent, or file patent applications on any of our discoveries. Patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for our products. Patents that are issued may be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

We require those of our employees who have access to proprietary information to enter into confidentiality agreements with us. These agreements may be breached, and there may not be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Moreover, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors. If patents are not issued with respect to products arising from research, we may not be able to maintain the confidentiality of information relating to these products.

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

There has been substantial litigation in the pharmaceutical industry with respect to the manufacturing, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to commence or defend against charges relating to the infringement of patent or proprietary rights. Any such litigation could:

•	require us to incur substantial expense, even if covered by insurance or even if we are successful in the litigation;
•	require us to divert significant time and effort of our technical and management personnel;
•	result in the loss of our rights to develop or make certain products; and
•	require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties.

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

In addition, when seeking regulatory approval for some of our products, we may be required to certify to regulatory authorities, including the SFDA, that such products do not infringe upon third party patent rights. Filing a certification against a patent gives the patent holder the right to bring a patent infringement lawsuit against us. Any lawsuit would delay the receipt of regulatory approvals. A claim of infringement and the resulting delay could result in substantial expenses and even prevent us from manufacturing and selling certain of our products.

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

Our growth and survival depends on our ability to consistently discover, develop and commercialize new products and find new, and improve on existing, technology and platforms. As such, if we fail to make sufficient investments in research, be attentive to consumer needs or do not focus on the most advanced technology, our current and future products could be surpassed by more effective or advanced products of other companies.

The commercial success of our products depends upon the degree of market acceptance among the medical community and a failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

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

If all or a significant portion of our customers with accounts receivable fail to pay all or part of the trade receivables or delay the repayment, our net income will decrease, and our profitability will be adversely affected.

We had accounts receivable, net of allowance for doubtful accounts, of approximately $25,291,760 (unaudited) as of June 30, 2010. The standard credit period for most of our customers is around 90 days. Within the medical industry in China, the collection period is generally longer than for other industries. Our average collection period for the six months ended June 30, 2010 was 145 days. There is no assurance that our accounts receivable will be fully repaid on a timely basis. If all or a significant portion of our customers with accounts receivable fail to pay all or part of the accounts receivable or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be adversely affected.

Risks Relating To the Pharmaceutical Industry

Our certificates, permits, and licenses related to our pharmaceutical operations are subject to governmental control and renewal, and failure to obtain renewal will cause all or part of our operations to be terminated.

Aoxing Pharmaceutical is subject to various PRC laws and regulations pertaining to the pharmaceutical industry. Aoxing Pharmaceutical has attained certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC.

Pursuant to the Good Manufacturing Practices (GMP) for Pharmaceutical Products and the Authentication Regulations for Drug GMP, both promulgated by the SFDA in order to promote quality and safety of pharmaceutical production, we and our competitors are required to meet GMP standards in order to manufacture pharmaceutical products. The GMP certificate is valid for a term of five years, and must be renewed before its expiration. Aoxing Pharmaceutical originally obtained its GMP certificate for the manufacture of drugs in capsule, granule and powder-forms in January 2006, which is valid until January 23, 2011.

According to the Medicine Administration Law of the PRC and its implementation rules, a drug manufacturer must also obtain a pharmaceutical manufacturing permit from the relevant provincial branch of the SFDA, who must verify that the manufacturer’s production processes and products meet the standards by onsite inspections and review of test results. The permit is valid for a term of five years and is renewable upon application prior to its expiration. Aoxing Pharmaceutical’s permit for the manufacture of drugs in capsule, granule and powder-forms was originally issued on January 1, 2006 and is valid until December 31, 2010.

Also according to the Drug Administration Law of the PRC and its implementation rules, as well as the Admnistration Regulations for Drug Registration, every pharmaceutical manufacturer must register and obtain a drug approval number for each medicine that it manufactures from the SFDA, which drug approval number is valid for five years and is renewable upon application thereafter. The drug approval numbers for our five drug products are currently expired, although the renewal applications have been submitted to and accepted by the Shaanxi branch of the SFDA, and we expect to obtain renewed approval documents for the drug approval numbers by October 2010. According to the Circular Concerning Relevant Issues of Drug Re-registration Acceptance issued by the SFDA, our drug approval numbers will remain valid during the review of the renewal applications. Further, the review process must be completed before September 30, 2010, according to the Circular of Improsing the Approving Work of Drug Re-registration issued by SFDA.

Aoxing Pharmaceutical also holds production permits for eight health products (including three products for which Aoxing Pharmaceutical is the manufacturing agent for the actual manufacturer), which are valid for three years and renewable thereafter prior to their expiration. Currently, the permit for one of our own health products (Aoxing Ganbao) is expired, and permits for three of our other health products (Ao Xing No. 1, Baitongning and Aoxing Ointment) will expire later this year. We submitted  renewal application for the expired permit, which renewal we are expect sometime in the fourth quarter of 2010.  We intend to apply for renewal of the permits of the other four products prior to their respective expiration dates.

During the renewal process, Aoxing Pharmaceutical will be re-evaluated by the appropriate governmental authorities and must comply with the then prevailing standards and regulations which may change from time to time. In the event that it is not able to renew any of the foregoing certificates, permits and licenses, all or part of its operations may be terminated, which will adversely affect our business. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of Aoxing Pharmaceutical’s operations, it may adversely affect its operation and our profitability.

Under the Drug Administration Law of the PRC and its implementing rules, the SFDA approvals, including our pharmaceutical manufacturing permit and drug approval numbers, may be suspended or revoked prior to their expiration dates under circumstances that include:

•	producing counterfeit medicine;
•	producing inferior quality products;
•	failing to meet the drug GMP standards;
•	purchasing medical ingredients used in the manufacturing of products that are not covered by a valid pharmaceutical manufacturing permit or pharmaceutical trade permit;
•	fraudulent reporting of results or product samples in the application process;
•	failing to meet drug labeling and direction standards;
•	bribing doctors or hospital personnel to entice them to use products;
•	producing pharmaceuticals for use or resale by companies that are not approved by the SFDA; or
•	the approved drug has a serious side effect.

If our pharmaceutical products fail to receive regulatory approval or are severely limited in these products' scope of use, we may be unable to recoup considerable research and development expenditures.

Our research and development of pharmaceutical products is subject to the regulatory approval of the SFDA. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of product use, it may result in the inability to recoup considerable research and development expenditures. Currently, we have two products, Gansukang and Azithromycin, pending before the SFDA, and one product, Zushima, pending before the PRC Military SFDA. If we do not receive timely approval for any of these drugs, then production will be delayed and sales of these products cannot be planned for.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results. Additionally, anti-corruption measures taken by the government to correct corruptive practices in the pharmaceutical industry could adversely affect our sales and reputation.

The results of our operations may be significantly affected by the public's perception of our products and similar companies. This perception is dependent upon opinions concerning:

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

The Chinese government has implemented anti-corruption measures to correct corrupt practices. In the pharmaceutical industry, such practices include, among others, acceptance of kickbacks, bribery or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical distributors in connection with the prescription of a certain drug. Some of our sales to our ultimate customers are conducted through third-party distributors. We have no control over our third-party distributors, who may engage in corrupt practices to promote our products. If any of our third-party distributors engage in such practices and the government takes enforcement action, our products may be seized and our own practices, and involvement in the distributors’ practices may be investigated. If this occurs, our sales and reputation may be materially and adversely affected.

If we fail to develop new products with high profit margins, and our high profit margin products are substituted by competitor's products, our gross and net profit margins will be adversely affected.

There is no assurance that we will be able to sustain our profit margins in the future. The pharmaceutical industry in the PRC is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. In addition, new products are constantly being introduced to the market. In order to increase our sales and expand our market share, we may be forced to reduce prices in the future, leading to a decrease in gross profit margin. The research and development of new products and technology is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipated timeframe, if at all. There is no assurance that our competitors' new products, technology, and processes will not render our existing products obsolete or non-competitive. To the extent that we fail to develop new products with high profit margins and our high profit margin products are substituted by competitors' products, our gross profit margins will be adversely affected.

We are subject to market and channel risks.

We sell our products to retail distributors either directly or through our distributors. Because of this, we are dependent to a large degree upon the success of specific retailers in our distribution channels. Our success is dependent, to a large degree, on the growth and success of these retailers, which may be outside our control. There can be no assurance that the retail distribution channels will be able to grow or prosper as they face price and service pressure from other channels. There can be no assurance that these retailers, in the aggregate, will respond or continue to respond to our marketing commitment in these channels.

Risks Relating To Doing Business In The PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the PRC’s Communist Party. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, particularly the pharmaceutical industry, through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

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

A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm our business.

PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, where legal cases have little value as precedent unlike the common law system of the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedent, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign person or foreign funded enterprise under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;
•	revoking Aoxing Pharmaceutical’s business and other licenses;
•	requiring that we restructure our ownership or operations; and
•	requiring that we discontinue any portion or all of our business.

Among the material laws of the PRC that we are subject to are (i) the Medicine Administration Law, governing the management of pharmaceutical companies, medicine production procedure and packaging, and prices, and the Medicine Registration Administration Regulation, governing the registration of new medicine and Drug Approval Numbers, (ii) the Advertisement Law, the Regulation of Drug Advertisements Censoring implemented by the State Administration for Industry and Commerce and SFDA,  governing rules on advertising of medicine advertisement, (iii) the Standardization of the Management on the Quality of Medicine Production issued by the SFDA, providing standards for staff, plants, equipment, materials, environment and production management, (iv) the Price Law, (v) the Measurement Law, (vi) the Enterprise Income Tax Law, the Value Added Tax Interim Regulation and the Law of Tax Collection Administration, (vii) the Environmental Protection Law, (viii) the Contract Law, (ix) the Patent Law, (x) the Accounting Laws, (xi) the Labor Law and the Labor Contract Law, and (xii) the Food Safety Law, which regulates activities involving every aspect of food in China.

A slowdown, inflation or other adverse development in the PRC economy may harm our customers, and demand for our services and products may decline significantly.

All of our operations are conducted in the PRC, and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may harm our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in the PRC which could, in turn, materially increase our costs and also reduce demand for our products.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the Chinese currency, the Renminbi (“RMB”), into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenue in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also in the future restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may harm an investment in our securities.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the website www.xe.com, as of July 12, 2010, $1 was equal to RMB 6.77200. As we rely entirely on revenue earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for Aoxing Pharmaceutical’s operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the RMB. Thus, if we raise $1,000,000 and the RMB appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,756,200 as opposed to RMB 6,772,000 prior to the appreciation. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus, if Aoxing Pharmaceutical has RMB 1,000,000 in assets and RMB is depreciated against the U.S. dollar by 15%, then the assets will be valued at $128,406 as opposed to $147,667 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 18.08% appreciation of the RMB against the U.S. dollar as of July 12, 2010. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

Our CEO, Ronghua Wang, who is a PRC resident, has submitted his application to register with the local SAFE branch as required by SAFE #75. The 13 other shareholders of Aoxing Pharmaceutical, who along with Mr. Wang hold in the aggregate 100% of Aoxing Pharmaceutical’s outstanding equity interests, have also duly authorized Mr. Wang to submit their applications to the local SAFE branch on their behalf. We had previously expected the local SAFE branch to issue separate registration for each of the 14 shareholders of Aoxing Pharmaceutical. We were informed by the local SAFE branch, however, that while it has acknowledged the receipt of the 14 applications, it will only issue one registration for all the shareholders rather than separate registrations, which we believe it has the discretionary power to do. As a result, we and/or the shareholders of Aoxing Pharmaceutical may be deemed not in full compliance with SAFE #75’s registration requirement for each shareholder of the domestic company, despite our efforts to comply.

We believe that the abovementioned risk may be mitigated by the fact that while the Aoxing Pharmaceutical shareholders do not have their individual registrations, the local SAFE branch deems them registered under the single registration that it will issue. Nevertheless, there is no guarantee that the single registration will be deemed sufficient for compliance purpose. Failure by any of our shareholders who is a PRC resident, or controlled by a PRC resident, to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the PRC government, including restrictions on Shaanxi Biostar’s ability to pay dividends or make distributions to us and our ability to increase our investment in Shaanxi Biostar.

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

The practical effect of the PRC legal system on our business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices that are not consistent with U.S. generally accepted accounting principles. PRC's accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to set up account books and submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

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

Because our principal assets are located outside of the United States and all of our directors and officers reside outside of the United States, it may be difficult for our investors to enforce their rights based on U.S. federal securities laws against us and our officers or to enforce judgments of U.S. courts against us or them in the PRC.

All of our current directors and officers reside outside of the United States. In addition, our operating company is located in the PRC and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. federal securities laws or otherwise.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from tending to the growth of our business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As a Maryland corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign and local Chinese companies, including some that may compete with our company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Because our funds are held in banks in the PRC that do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

We may not possess all of the licenses required to operate our business, or we may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which may have a material adverse effect on our business, financial condition and results of operations.

We are required to hold a variety of permits and licenses to operate our business in China. We may not possess all of the permits and licenses required for all of our business activities. In addition, there may be circumstances under which an approval, permit or license granted by a governmental agency is subject to change without substantial advance notice, and it is possible that we could fail to obtain an approval, permit or license that is required to expand our business as we intend. If we fail to obtain or to maintain such permits or licenses, or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer. As a result, our business, financial condition and results of operations could be materially and adversely affected.

Risks Relating to our Common Stock

Our officers and directors control us through their positions and stock ownership, and their interests may differ from other stockholders.

As of July 9, 2010, there were 26,855,154 shares of our common stock issued and outstanding. Our officers and directors own approximately 34.12% of our common stock. Mr. Ronghua Wang, our Chairman of the Board and CEO, owns approximately 33.39% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Wang's interests may differ from those of other stockholders. Furthermore, ownership of 34.12% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock.

The full conversion and exercise of certain outstanding series B convertible preferred stock and related warrants could result in substantial dilution of the Company in terms of a particular percentage ownership in our Company as well as the book value of the common shares. The sale of a large amount of common shares received upon exercise of the warrants on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

As of July 9, 2010, there are a total of 382,282 shares of series B convertible preferred stock, and 499,998 warrants outstanding with a weighted average exercise price of $3.00. In the event of conversion or exercise of these securities, a stockholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. Full conversion and exercise of the outstanding series B convertible preferred stock and warrants would increase the outstanding common shares as of the date of this prospectus by approximately 3.3% to approximately 27.8 million shares. Additionally, there are 2,000,000 shares of common stock and/or series B convertible preferred stock (the “Make Good Shares”) issuable in connection with a Make Good Escrow Agreement that we entered into with the investors of the series B convertible preferred stock, which shares are issuable to these investors if we do not reach certain financial milestones. Because we were unable to satisfy our fiscal 2009 financial milestones, we have issued to these investors 100,000 shares of our series B convertible preferred stock. If we are also unable to meet our fiscal 2010 financial milestones, we may be obligated to issue up to the balance of the Make Good Shares, depending on the extent of our shortfall, thereby causing further dilution of the Company.

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

Our common shares have historically been thinly traded, and you may be unable to sell at or near ask prices or at all if you desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock commenced trading on The NASDAQ Global Market on April 23, 2010.

Our common stock was previously quoted on the Over-the-Counter Bulletin Board, where they have historically been sporadically or “thinly traded”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our fluctuating level of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; the termination of our contractual arrangements with Aoxing Pharmaceutical; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this prospectus. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

Investors may have difficulty liquidating their investment because our common stock is subject to the “penny stock" rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale.

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

In addition to the shares we are offering pursuant to this prospectus, we may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

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

We are authorized to issue 10,000,000 shares of preferred stock, of which 5,000,000 shares have been designated as series A preferred stock, and 5,000,000 as series B preferred stock. As of July 9, 2010, there were no shares of series A preferred stock, and 382,282 shares of series B preferred stock, issued and outstanding. Our board of directors is authorized under our Articles of Incorporation, as amended, to provide for the issuance of additional shares of preferred stock by resolution, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of our preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2010, we issued warrants to purchase up to 55,000 shares of our common stock to an independent consultant and its assignees pursuant to an agreement with the consultant for consultation and advisory services relating to investor relations. The warrants are exercisable at any time on or before May 31, 2013, at $2.00 per share, and include provisions for cashless exercise provided that the common stock underlying the warrants are not registered pursuant to an effective registration statement on the date of exercise. The warrants were issued in reliance upon an exemption from registration pursuant to Regulation D under the Securities Act of 1933.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.     Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation filed with the corporate secretary of State of the State of Maryland on March 27, 2007 (1)
3.2	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on August 1, 2007 (1)
3.3	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on September 14, 2007 (1)
3.4	Certificate of Designation for the Series B Convertible Preferred Stock as filed with the corporate secretary of State of Maryland on November 2, 2009 (2)
3.4	Bylaws (1)
10.1	Employment Agreement with Deyin Chen dated June 30, 2010 (3)
10.2	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Ronghua Wang dated June 30, 2010 (English translation) *
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
______________
* Filed herewith.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: August 13, 2010	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Deyin Chen
Deyin Chen Chief Financial Officer (Principal Financial and Accounting Officer)