Form 10-Q
period 2010-09-30
Biostar Pharmaceuticals, Inc.
filed 2010-11-12
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 26,876,864 shares issued and outstanding as of November 8, 2010.

TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2010

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,554,185	$8,577,704
Accounts receivable	22,033,856	19,803,434
Inventories	750,985	340,078
Prepaid expenses and other receivables	2,594,691	1,500,327
Total Current Assets	41,933,717	30,221,543

Deposits	895,856	1,316,328
Property and equipment, net	5,207,736	4,340,917
Intangible assets, net	11,172,893	11,131,681

Total Assets	$59,210,202	$47,010,469

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$2,993,077	$3,559,281
VAT payable	1,131,979	1,050,051
Income tax payable	1,402,997	1,481,266
Total Current Liabilities	5,528,053	6,090,598

Commitment and Contingencies

Stockholders' Equity
Series B, convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
510,572 and 3,060,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	511	3,060
Common stock, $0.001 par value, 100,000,000 shares authorized,
26,876,864 and 23,374,799 shares issued and outstanding at September 30, 2010 and December 31, 2009	26,877	23,375
Additional paid-in capital	20,545,367	19,801,366
Statutory reserve	4,131,692	2,860,685
Retained earnings	27,570,567	17,548,676
Accumulated other comprehensive income	1,407,135	682,709
Total Stockholders' Equity	53,682,149	40,919,871

Total Liabilities and Stockholders' Equity	$59,210,202	$47,010,469

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales, net	$20,178,617	$15,556,345	$51,937,483	$36,249,051

Cost of sales	5,464,806	3,585,143	13,310,108	9,753,704

Gross profit	14,713,811	11,971,202	38,627,375	26,495,347

Selling, general and administrative expenses	9,891,406	7,857,258	23,139,574	14,608,550

Income from operations	4,822,405	4,113,944	15,487,801	11,886,797

Other income (expense)
Interest income	3,001	872	9,681	2,056
Other income	63	-	387	-
Bank charges	(6,031)	(384)	(6,914)	(1,075)
Other expenses	-	-	(193,131)	-
Loss on disposal of property and equipment	-	-	-	(248,730)
Foreign exchange loss	-	-	(5,641)	(10)
Total other income (expense)	(2,967)	488	(195,618)	(247,759)

Income before income taxes	4,819,438	4,114,432	15,292,183	11,639,038

Provision for income taxes	1,385,984	988,286	4,016,359	2,828,683

Net income	$3,433,454	$3,126,146	$11,275,824	$8,810,355

Net income per common share
Basic	$0.13	$0.13	$0.43	$0.38
Diluted	$0.13	$0.13	$0.41	$0.37

Weighted average common shares outstanding
Basic	26,866,009	23,240,899	26,099,226	23,240,899
Diluted	27,400,243	23,720,233	27,404,108	23,720,233

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,275,824	$8,810,355
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	426,708	470,833
Impairment loss on building	-	248,730
Stock-based compensation and other non-cash expenses	520,416	-
Make good shares expense	187,000	-
Changes in operating assets and liabilities:
Accounts receivable	(2,230,422)	(6,118,030)
Inventories	(410,907)	(389,966)
Deposit	(18,544)	63,363
Prepaid expenses and other receivables	(1,094,364)	(1,505,755)
Accounts payable and accrued expenses	(566,204)	241,181
VAT payable	81,928	472,244
Income tax payable	(78,269)	574,387
Effect of exchange rate changes	563,367	-
Net cash provided by (used in) operating activities	8,656,533	2,867,342

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(607,192)	(9,897)
Acquisition of proprietary technologies	(265,150)	(1,169,529)
Net cash provided by (used in) investing activities	(872,342)	(1,179,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	37,537	-
Net cash provided by (used in) financing activities	37,537	-

Effect of exchange rate changes on cash and cash equivalents	154,753	2,435

Net increase (decrease) in cash and cash equivalents	7,976,481	1,690,351

Cash and cash equivalents, beginning balance	8,577,704	758,316

Cash and cash equivalents, ending balance	$16,554,185	$2,448,667

SUPPLEMENTAL DISCLOSURES:
Income tax payments	$4,145,012	$1,947,703

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$2,649	$-
Cashless exercise of warrants	$815	$-
Prior year deposit for acquisition of property and equipment	$439,016	$-
Consummation of disposal of building	$-	$2,555,510
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

On November 1, 2007, Shaanxi Biostar entered into a series of agreements including a Management Entrustment Agreement, a Shareholders’ Voting Proxy Agreement, an Exclusive Option Agreement and a Share Pledge Agreement (collectively the “Agreements”) with Shaanxi Aoxing Pharmaceutical Co., Ltd. ("Aoxing Pharmaceutical") and its owners (the “Transaction”). Aoxing Pharmaceutical is a corporation formed under the laws of the PRC. According to these Agreements, Shaanxi Biostar acquired management control of Aoxing Pharmaceutical whereby Shaanxi Biostar is entitled to all of the net profits of Aoxing Pharmaceutical as a management fee and is obligated to fund Aoxing Pharmaceutical’s operations and pay all of the debts. In exchange for entering into the Agreements, on November 1, 2007, the Company issued 19,832,311 shares of its common stock to Aoxing Pharmaceutical’s owners, representing approximately 90% of the Company’s common stock outstanding immediately after the Transaction. Therefore, the Transaction is accounted for as a reverse acquisition, and Aoxing Pharmaceutical is deemed to be the accounting acquirer in the reverse acquisition.

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

The Company, through its subsidiary and the Agreements with Aoxing Pharmaceutical, is engaged in the business of developing, manufacturing and marketing over-the-counter (“OTC”) and prescription pharmaceutical products in the PRC.

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

■
Shaanxi Biostar has the full right to control and administer the financial affairs and daily operation of Aoxing Pharmaceutical and has the right to manage and control all assets of Aoxing Pharmaceutical. The equity holders of Aoxing Pharmaceutical as a group have no right to make any decision about Aoxing Pharmaceutical’s activities without the consent of Shaanxi Biostar.

■
Shaanxi Biostar is assigned all voting rights of Aoxing Pharmaceutical and has the right to appoint all directors and senior management personnel of Aoxing Pharmaceutical. The equity holders of Aoxing Pharmaceutical possess no substantive voting rights.

■	Shaanxi Biostar is committed to provide financial support if Aoxing Pharmaceutical requires additional funds to maintain its operations and to repay its debts.

■
Shaanxi Biostar is entitled to a management fee equal to Aoxing Pharmaceutical’s net profits and is obligated to assume all operation risks and bear all losses of Aoxing Pharmaceutical.  Therefore, Shaanxi Biostar is the primary beneficiary of Aoxing Pharmaceutical.

Additional capital provided to Aoxing Pharmaceutical by the Company was recorded as an interest-free loan to Aoxing Pharmaceutical. There was no written note to this loan, the loan was not interest bearing, and the loan was eliminated during consolidation Under the terms of the Agreements, the owners of Aoxing Pharmaceutical are required to transfer their ownership of Aoxing Pharmaceutical to the Company’s subsidiary in China when permitted by PRC laws and regulations or to designees of the Company at any time when the Company considers it is necessary to acquire Aoxing Pharmaceutical. In addition, the owners of Aoxing Pharmaceutical have pledged their shares in Aoxing Pharmaceutical as collateral to secure these Agreements.

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

The consolidated balance sheets and certain comparative information as of December 31, 2009 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2009 (“2009 Annual Financial Statements”), included in the Company’s 2009 Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with the 2009 Annual Financial Statements.

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

Accounts Receivable

The Company maintains allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of sales vary. Allowances are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $136,497 and $133,720 at September 30, 2010 and December 31, 2009, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$499,139	$261,868
Work in process	22,060	41,010
Finished goods	229,786	37,200
	$750,985	$340,078

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

Real property	30 years
Leasehold improvements	30 years
Machinery & equipment	5-10 years
Computers & office equipment	5-10 years

Property and equipment consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Real property	$2,423,765	$1,528,543
Machinery & equipment	556,001	542,195
Leasehold improvements	1,956,289	1,956,289
Furniture & fixtures	63,420	63,420
Vehicle	91,996	24,970
Construction in progress	1,257,552	1,169,440
	6,349,023	5,284,857
Less: Accumulated depreciation	(1,141,287)	(943,940)
	$5,207,736	$4,340,917

At September 30, 2010 and December 31, 2009, expenditures incurred for the construction of a raw material processing plant were $1,257,552 and $1,169,440, respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The Company’s land use rights will expire between 2056 and 2060. The Company’s proprietary technologies were mainly contributed by four owners of the Company and relate to the production of the Company's five state-approved drugs. All of the Company’s intangible assets are subject to amortization with estimated useful lives of:

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Land use right	$10,571,810	$10,571,810
Proprietary technologies	1,782,117	1,511,544
	12,353,927	12,083,354
Less: Accumulated amortization	(1,181,034)	(951,673)
	$11,172,893	$11,131,681

 The estimated future amortization expenses related to intangible assets as of September 30, 2010 are as follows:

Years Ending December 31,
2010, three months	$65,621
2011	340,338
2012	340,338
2013	340,338
2014	340,338
Thereafter	9,745,920

Advertising

Advertising expense consists primarily of costs of promoting the Company’s corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the three months ended September 30, 2010 and 2009, the Company incurred advertising expense of approximately $4 million and $3.6 million, respectively. For the nine months ended September 30, 2010 and 2009, the Company incurred advertising expense of approximately $11.6 million and $6.5 million, respectively.

Research and Development

Remuneration of research and development staff and material costs incurred for internal research and development activities and payments made to third parties in connection with research and development collaborations prior to regulatory approval are expensed as incurred. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the shorter of the remaining license period or product patent life. In the nine months ended September 30, 2010 and 2009, the Company incurred research and development expense of $30,049 and $511,614, respectively.

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

●
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

●
ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It amends Topic 820 that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. It also clarifies the requirements that for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

●
ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. Amended Topic 860 amends the de-recognition accounting and disclosure guidance relating to SFAS 140. Amended Topic 860 eliminates the exemption from consolidation for qualifying special-purpose entity (“QSPE”), it also requires a transferor to evaluate all existing QSPE to determine whether it must be consolidated in accordance with amended Topic 810.

●
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

●
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

In July, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. For public entities, the new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. That is, for calendar-year-end public entities, most of the new and amended disclosures in the ASU will be effective for this year-end reporting season. However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. The Company has not elected to early adopt this ASU and is evaluating the impact that this ASU will have on the Company’s financial statements.

Note 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables include deposits for research and development, prepaid advertising expenses and professional fees, and consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Research and development expenses	$783,730	$767,785
Advertising expenses	1,810,961	702,042
Other receivables	-	30,500
Prepaid expenses and other receivables	$2,594,691	$1,500,327

Note 4 – DEPOSITS

At September 30, 2010, deposits include a $895,776 refundable deposit for acquiring a medicine packaging manufacturer. At December 31, 2009, deposits include $438,776 for acquiring real properties and proprietary technologies from a medical device manufacturer and $877,552 refundable deposit for acquiring a medicine packaging manufacturer.

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

The Company agreed with the Investors that if its common stock is not listed on a national securities exchange within one hundred and forty-five (145) days of the Closing Date, the Company will pay the Investors as liquidated damages and not as a penalty, an amount equal to twelve percent (12%) per annum, based on the lesser of (i) the Purchase Price or (ii) that percentage of the Purchase Price which the shares of common stock issuable upon conversion of the Series B Preferred Stock and issuable upon exercise of the Warrants bears to the number of shares of common stock initially issuable upon conversion of the Series B Preferred Stock; provided, however, such payment of liquidated damages will not accrue until the Company fulfills all of its requirements for listing on a national securities exchange. During the nine months ended September 30, 2010, $6,453 of liquidated damages was recorded because the Company received NASDAQ listing approval after the 145-day deadline.

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

At April 15, 2010, the Company issued 100,000 shares of the Series B Preferred Stock to the Investors because the fiscal 2009 operating income was 15,100,843, which was $799,157 short of the target of $15,900,000 per the make-good provision.

The proceeds of $3,605,000 from the November 2, 2009 private placement were allocated to the Series B Preferred Stock and Warrants based on their relative fair values. The Warrants were valued using the BSM model and recorded in additional paid-in capital.

During the nine months ended September 30, 2010, 2,649,428 shares of Series B Preferred Stock were converted into 2,649,428 shares of common stock.

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

The Warrants issued in connection with the November 2, 2009 private placement of Series B Preferred Stock are exercisable for a period of five years from their issuance date at an initial exercise price of $3.00 per share.  The Company has the right at any time, on at least forty-five (45) day written notice, to redeem outstanding Warrants at a price of one cent ($0.01) per share provided the market price of the Company’s common stock equals to or exceeds $4.50 on each trading day for twenty (20) consecutive trading days ending on the trading day prior to the date that the Company intends to redeem the Warrants.

The Warrants are classified as equity and amounts attributable to the warrants are classified within additional paid-in capital.

On June 1, 2010, the Company issued 55,000 warrants to an investor relations firm.  The warrants are exercisable for three years by May 31, 2013 at $2 per share.

The following table summarizes activities for the Company’s warrants for the year ended December 31, 2009 and for the nine months ended September 30, 2010.

			Exercised	Outstanding
			after	as of	Weighted
		Exercise	December 31,	September 30,	Average
	Issued	Price	2009	2010	Exercise Price

Issued before January 1, 2009	1,088,588	$1	(1,088,588)	-
Issued on November 2, 2009	500,000	$3	-	500,000
Total, as of December 31, 2009	1,588,588		(1,088,588)	500,000	$1.63

Issued on June 1, 2010	55,000	$2	-	55,000
Total, as of September 30, 2010	1,643,588		(1,088,588)	555,000	$2.90
Stock Options

The following table summarizes activities for the Company’s options for the nine months ended September 30, 2010.

							Options
				Vested	Vested		Outstanding	Weighted
				on	on		As of	Average
		Exercise	Expiry	December 31,	September 30,		September 30,	Exercise
	Granted	Price	Date	2009	2010	Exercised	2010	Price

Granted on October 22, 2009	980,000	$2.60	October 21, 2014	326,667	228,333	-	980,000
Granted on December 30, 2009	100,000	$4.45	December 29, 2013	-	25,000	-	100,000
Total	1,080,000			326,667	253,333	-	1,080,000	$ 2.77

Stock Award

During the nine months ended September 30, 2010, the Company awarded 240 shares of common stock to an officer.

Note 6 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Nine Months Ended September 30,
	2010	2009
Basic net income per share:
Net income used in computing basic net income per share	$11,275,824	$8,810,355
Weighted average number of common stock	26,099,226	23,240,899
Basic net income per share	$0.43	$0.38

Diluted net income per share:
Net income used in computing diluted net income per share	$11,275,824	$8,810,355

Weighted average number of common stock outstanding	26,099,226	23,240,899
Weighted average effect of dilutive securities:
Convertible preferred stocks	1,085,503	-
Stock warrants	219,379	479,334
Options	-	-
Shares used in computing diluted net income per share	27,404,108	23,720,233

Diluted net income per share	$0.41	$0.37

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its PRC operations for the nine months ended September 30, 2010 and 2009, and has recorded income tax provision for the periods.

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

For the nine months ended September 30, 2010 and 2009, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 8 - STATUTORY RESERVES

The Company’s subsidiaries and VIE in the PRC are required to make appropriations to certain non-distributable reserve funds. In accordance with the laws and regulations applicable to China’s foreign investment enterprises and with China’s Company Laws, an enterprise’s income, after the payment of PRC income taxes, must be allocated to the statutory surplus reserves. The proportion of allocation for reserves is 10 percent of the profit after tax to the surplus reserve fund, not to exceed 50 percent of registered capital.

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2010 and December 31, 2009, the Company’s VIE had allocated $4,131,692 and $2,860,685, respectively, to these non-distributable reserve funds.

Note 9 - OTHER COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009

Net income	$11,275,824	$8,810,355
Change in foreign currency translation adjustment	724,426	449,453
Comprehensive income	$12,000,250	$9,259,808

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
$1,148,316

Note 11 - COMMITMENT

Research and Development (“R&D”) Agreement

On November 15, 2009 and December 19, 2009, the Company entered into three agreements with Fourth Military Medical University Xijing Hospital State Drug Clinical Research Center (“Fourth Military”) to conduct clinical trial for two new drugs.  Pursuant to these agreements, the Company paid Fourth Military $767,785 in the fourth quarter of 2009 as a deposit for clinical trial expenses and is obligated to pay Fourth Military an additional $613,681 upon completion of the clinical trial.

Construction Contracts

The Company is committed to various construction contracts for a raw material processing plant with a total contract price of approximately $1,418,313.  As of September 30, 2010, the cash commitment remaining for these contracts was approximately $223,944.

Note 12 - SEGMENT INFORMATION

During the nine months ended September 30, 2010 and 2009, revenues of the Company represented net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

Note 13- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

All of the Company’s operations are carried out in the PRC; therefore the Company is subject to the risks not typically associated with entities operating in the USA. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. All of the following risks may impair the Company’s business operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected.  In such case, an investor in the Company may lose all or part of the investment. Such risks include:

●	The Company may not be able to adequately protect and maintain its intellectual property.
●	The Company may not be able to obtain regulatory approvals for its products.
●	The Company may have difficulty competing with larger and better financed companies in the same sector.
●	New legislative or regulatory requirements may adversely affect the Company’s business and operations.
●	The Company is dependent on certain key existing and future personnel.
●	Changes in the laws and regulations in the PRC may adversely affect the Company’s ability to conduct its business.
●	The Company may experience barriers to conducting business due to governmental policy.
●	Capital outflow policies in the PRC may hamper the Company’s ability to remit income to the USA.
●	Fluctuation of the Renminbi could materially affect the Company’s financial condition and results of operations.
●	The Company may face obstacles from the communist system in the PRC.
●	The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.
●	The Company’s growth is dependent on its ability to successfully develop, market, or acquire new drugs. The Company may be subject to product liability claims in future.
●
Trade barriers and taxes may have an adverse affect on the Company’s business and operations. There may not be sufficient liquidity in the market for the Company’s securities in order for investors to sell their securities.

Note 14 – SUBSEQUENT EVENT

On October 27, 2010, the Company held its annual general shareholder meeting. The meeting elected five directors including Ronghua Wang, Qinghua Liu, Zibing Pan, Zhongyang Shang, and Haipeng Wu. The meeting ratified the appointment of Mazars CPA Limited as the independent accounting firm for the fiscal year ending on December 31, 2010. The meeting also approved The Biostar Pharmaceuticals Inc. 2009 Incentive Stock Plan.

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

Our products include three over-the-counter (“OTC”) medicines and two prescription-based pharmaceuticals, which are sold and distributed in over 22 provinces and provincial-level cities throughout China. We also produced and sold one medical device and four health products during the nine months ended September 30, 2010. Our best-selling product, Xin Ao Xing Oleanolic Acid Capsule (“Xin Ao Xing Capsule”), is a state-approved OTC drug for treatment of Hepatitis B.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of approximately $16.6 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $8.7 million. This was primarily due to our net income of $11.3 million, adjusted by non-cash related expenses including depreciation and amortization of $0.4 million, stock-based compensation of $0.5 million, make-good share expense of $0.2 million and exchange rate effect of $0.6 million, offset by a net increase in working capital items of $4.3 million. The net increase in working capital items was mainly due to increase in accounts receivable and inventories resulting from increase in sales.

Net cash used in investing activities for the nine months ended September 30, 2010 was $0.9 million, primarily due to the acquisition of properties and intangible assets resulting from the Meipude acquisition.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $37,537, primarily due to the exercise of warrants.

Results of Operations

Net Sales

For the three and nine months ended September 30, 2010, total net sales increased by approximately $4.6 million or 30%, and $15.7 million or 43%, respectively, compared to the same periods in 2009. This was primarily due to our diversified product portfolio and marketing efforts in existing and new sales regions. Domestic Chinese customers still accounted for 100% of total sales.

Net Sales		Three Months Ended September 30,
		2010		2009
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$12,914,126	64.0%	$11,963,899	76.9%
	Gan Wang Compound Paracetamol Capsule	1,528,470	7.6%	995,691	6.4%
	Tianqi Dysmenorrhea Capsule	1,599,570	7.9%	1,079,217	6.9%
	Danshen Granule	1,099,998	5.5%	623,681	4.0%
	Taohuasan Pediatrics Medicine	977,986	4.8%	893,857	5.8%
	Subtotal	18,120,150	89.8%	15,556,345	100.0%

Health products
	Tangning Capsule	436,104	2.2%	-	0.0%
	Yizi Capsule	1,291,237	6.4%	-	0.0%
	Shengjing Capsule	189,790	0.9%	-	0.0%
	Aoxing Ointment	95,904	0.5%	-	0.0%
	Other	-	0.0%	-	0.0%
	Subtotal	2,013,035	10.0%	-	0.0%

Medical device
	Hernia belt	45,432	0.2%	-	0.0%
	Subtotal	45,432	0.2%	-	0.0%

	Total revenue	$20,178,617	100.0%	$15,556,345	100.0%

	Nine Months Ended September 30,
	2010		2009
Drugs
Xin Aoxing Oleanolic Acid Capsule	$34,791,887	67.0%	$24,771,067	68.3%
Gan Wang Compound Paracetamol Capsule	3,701,964	7.1%	2,785,964	7.7%
Tianqi Dysmenorrhea Capsule	3,974,654	7.7%	3,563,274	9.8%
Danshen Granule	2,575,754	5.0%	2,280,522	6.3%
Taohuasan Pediatrics Medicine	3,024,029	5.8%	2,848,224	7.9%
Subtotal	48,068,288	92.6%	36,249,051	100.0%

Health products
Tangning Capsule	839,548	1.6%	-	0.0%
Yizi Capsule	2,430,564	4.7%	-	0.0%
Shengjing Capsule	372,701	0.7%	-	0.0%
Aoxing Ointment	161,344	0.3%	-	0.0%
Other	-	0.0%	-	0.0%
Subtotal	3,804,157	7.3%	-	0.0%

Medical device
Hernia belt	65,038	0.1%	-	0.0%
Subtotal	65,038	0.1%	-	0.0%

Total revenue	$51,937,483	100.0%	$36,249,051	100.0%

              Revenue from rural market were $4.2 million and $1 million, and accounted for 21% and 7% of the total net sales for the three months ended September 30, 2010 and 2009, respectively, representing a 313% increase. Revenue from rural market were $9.2 million and $6.3 million, and accounted for 18% and 17% of the total net sales for the nine months ended September 30, 2010 and 2009, respectively, representing a 45% increase.

Cost of sales

Compared to the same periods of 2009, cost of sales increased by about $1.9 million or 52%, and $3.6 million or 36%, for the three and nine months ended September 30, 2010, respectively.  The increase in the cost of sales was primarily due to the increase in sales volume, especially Xin Aoxing Oleanolic Acid Capsule.

Cost of Sales	Three Months Ended September 30,
	2010		2009
Drugs
Xin Aoxing Oleanolic Acid Capsule	$2,021,621	37.0%	$1,897,787	52.9%
Gan Wang Compound Paracetamol Capsule	791,969	14.5%	517,869	14.4%
Tianqi Dysmenorrhea Capsule	596,809	10.9%	385,865	10.8%
Danshen Granule	831,308	15.2%	471,933	13.2%
Taohuasan Pediatrics Medicine	344,219	6.3%	311,689	8.7%
Subtotal	4,585,926	83.9%	3,585,143	100.0%

Health products
Tangning Capsule	140,616	2.6%	-	0.0%
Yizi Capsule	502,043	9.2%	-	0.0%
Shengjing Capsule	148,986	2.7%	-	0.0%
Aoxing Ointment	65,676	1.2%	-	0.0%
Other	-	0.0%	-	0.0%
Subtotal	857,321	15.7%	-	0.0%

Medical device
Hernia belt	21,559	0.4%	-	0.0%
Subtotal	21,559	0.4%	-	0.0%

Total cost	$5,464,806	100.0%	$3,585,143	100.0%

	Nine Months Ended September 30,
	2010		2009
Drugs
Xin Aoxing Oleanolic Acid Capsule	$5,287,416	39.7%	$4,217,293	43.2%
Gan Wang Compound Paracetamol Capsule	1,915,296	14.4%	1,491,498	15.3%
Tianqi Dysmenorrhea Capsule	1,471,292	11.1%	1,273,970	13.1%
Danshen Granule	1,941,412	14.6%	1,776,601	18.2%
Taohuasan Pediatrics Medicine	1,052,344	7.9%	994,342	10.2%
Subtotal	11,667,760	87.7%	9,753,704	100.0%

Health products
Tangning Capsule	269,155	2.0%	-	0.0%
Yizi Capsule	938,001	7.1%	-	0.0%
Shengjing Capsule	290,713	2.2%	-	0.0%
Aoxing Ointment	111,769	0.8%	-	0.0%
Other	-	0.0%	-	0.0%
Subtotal	1,609,638	12.1%	-	0.0%

Medical device
Hernia belt	32,710	0.2%	-	0.0%
Subtotal	32,710	0.2%	-	0.0%

Total cost	$13,310,108	100.0%	$9,753,704	100.0%

Gross Profit	Three Months Ended September 30,
	2010		2009
Drugs
Xin Aoxing Oleanolic Acid Capsule	$10,892,505	84.3%	$10,066,112	84.1%
Gan Wang Compound Paracetamol Capsule	736,501	48.2%	477,822	48.0%
Tianqi Dysmenorrhea Capsule	1,002,761	62.7%	693,352	64.2%
Danshen Granule	268,690	24.4%	151,748	24.3%
Taohuasan Pediatrics Medicine	633,767	64.8%	582,168	65.1%
Subtotal	13,534,224	74.7%	11,971,202	77.0%

Health products
Tangning Capsule	295,488	67.8%	-	0.0%
Yizi Capsule	789,194	61.1%	-	0.0%
Shengjing Capsule	40,804	21.5%	-	0.0%
Aoxing Ointment	30,228	31.5%	-	0.0%
Other	-	0.0%	-	0.0%
Subtotal	1,155,714	57.4%	-	0.0%

Medical device
Hernia belt	23,873	52.5%	-	0.0%
Subtotal	23,873	52.5%	-	0.0%

Total gross profit	$14,713,811	72.9%	$11,971,202	77.0%

	Nine Months Ended September 30,
	2010		2009
Drugs
Xin Aoxing Oleanolic Acid Capsule	$29,504,471	84.8%	$20,553,774	83.0%
Gan Wang Compound Paracetamol Capsule	1,786,668	48.3%	1,294,466	46.5%
Tianqi Dysmenorrhea Capsule	2,503,362	63.0%	2,289,304	64.2%
Danshen Granule	634,342	24.6%	503,921	22.1%
Taohuasan Pediatrics Medicine	1,971,685	65.2%	1,853,882	65.1%
Subtotal	36,400,528	75.7%	26,495,347	73.1%

Health products
Tangning Capsule	570,393	67.9%	-	0.0%
Yizi Capsule	1,492,563	61.4%	-	0.0%
Shengjing Capsule	81,988	22.0%	-	0.0%
Aoxing Ointment	49,575	30.7%	-	0.0%
Other	-	0.0%	-	0.0%
Subtotal	2,194,519	57.7%	-	0.0%

Medical device
Hernia belt	32,328	49.7%	-	0.0%
Subtotal	32,328	49.7%	-	0.0%

Total gross profit	$38,627,375	74.4%	$26,495,347	73.1%

Gross profit increased $2.7 million or 23%, and $12.1 million or 46%, for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increase in gross profit was due primarily to the increase in sales volume.

The overall gross profit margin decreased in the third quarter of 2010 by 4% compared to the same period in 2009 mainly because the health products that we began to distribute this year carried lower gross margins than those typical of our drug products historically. However, the overall gross profit margin increased by 1% for the nine months ended September 30, 2010 compared to the same period in 2009 due primarily to the increase in sales of Xin Aoxing Oleanolic Acid Capsule which had a gross profit margin of 85% for the nine months ended September 30, 2010.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% of Change
Selling expenses	$8,673,251	43%	$6,778,046	44%	28%
General & administrative expenses	$1,218,155	6%	$1,079,212	7%	13%

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% of Change
Selling expenses	$20,334,068	39%	$12,392,090	34%	64%
General & administrative expenses	$2,805,506	5%	$2,216,460	6%	27%

The period-over-period increase in selling expenses in dollar amount for the three and nine months ended September 30, 2010 were mainly due to the increase in both business volume and advertising expenditures. Advertising expense accounted for 46% and 53% of the total selling expenses for the three months ended September 30, 2010 and 2009, respectively, and 57% and 52% of the total selling expenses for the nine months ended September 30, 2010 and 2009, respectively. However, general and administrative expenses as a percentage of total net sales decreased for both the three and nine months ended September 30, 2010 due to better efficiency achieved by economy of scale as our operational size increased.

Stock-based compensation

Our board of directors adopted a stock option incentive plan in August 2009. The values of options granted under the plan are expensed over the term of their respective vesting periods. Stock awards are valued using the market price on or around the date the shares were awarded and included as a period compensation expense. Consequently, we incurred $127,865 and $520,416 in stock-based compensation for the three and nine months ended September 30, 2010, respectively.

Interest Expense

We did not incur interest expense for the three months and nine months ended September 30, 2010 and 2009.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Provision for income taxes	$1,385,984	$988,286	$4,016,359	$2,828,683
Effective tax rate	29%	24%	26%	24%

For the three and nine months ended September 30, 2010, provision for income taxes increased by $397,698 and $1,187,676, respectively, compared to the same periods in 2009, driven by higher taxable income year over year. The applicable tax rate for the three and nine months ended September 30, 2010 was 25%, being the uniform corporate income tax rate in China.

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

The following table sets out the aging of our accounts receivable for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of September 30, 2010	$22,170,353	$8,768,228	$7,346,451	$6,009,848	$2,181	$36,906	$6,739
As of December 31, 2009	$19,937,154	$7,238,448	$6,598,953	$6,093,151	$-	$6,602	$-

The following table presents the days sales outstanding calculated based on sales and accounts receivables for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
Days sales outstanding	116	134

The number of days that sales were outstanding decreased to 116 days for the nine months ended September 30, 2010 from 134 days for the same period in 2009.

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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2010:

	Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Construction contract	$223,944	$223,944	-	-	-
Research and development expense	613,681	613,681	-	-	-
Total contractual obligations	$837,625	$837,625	-	-	-

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None

Item 1A.    Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We currently rely on Xin Ao Xing Oleanolic Acid Capsule for a substantial majority of our revenues. 67% and 69% of our revenues were derived from sales of this product for the nine months ended September 30, 2010 and for the year ended December 31, 2009, respectively. Accordingly, any of the following could materially and adversely affect our business, financial condition and results of operations:

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

We had accounts receivable, net of allowance for doubtful accounts, of approximately $22,033,856 (unaudited) as of September 30, 2010. The standard credit period for most of our customers is around 90 days. Within the medical industry in China, the collection period is generally longer than for other industries. Our average collection period for the nine months ended September 30, 2010 was 116 days. There is no assurance that our accounts receivable will be fully repaid on a timely basis. If all or a significant portion of our customers with accounts receivable fail to pay all or part of the accounts receivable or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be adversely affected.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the website www.xe.com, as of September 30, 2010, $1 was equal to RMB 6. 69275. As we rely entirely on revenue earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for Aoxing Pharmaceutical’s operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the RMB. Thus, if we raise $1,000,000 and the RMB appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,688,837 as opposed to RMB 6,692,750 prior to the appreciation. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus, if Aoxing Pharmaceutical has RMB 1,000,000 in assets and RMB is depreciated against the U.S. dollar by 15%, then the assets will be valued at $127,003 as opposed to $149,415 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 19.13% appreciation of the RMB against the U.S. dollar as of September 30, 2010. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

As of September 30, 2010, there were 26,876,864 shares of our common stock issued and outstanding. Our officers and directors own approximately 34.12% of our common stock. Mr. Ronghua Wang, our Chairman of the Board and CEO, owns approximately 33.39% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Wang's interests may differ from those of other stockholders. Furthermore, ownership of 34.12% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock.

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

As of September 30, 2010, there are a total of 510,572 shares of series B convertible preferred stock, and 555,000 warrants outstanding with a weighted average exercise price of $2.90. In the event of conversion or exercise of these securities, a stockholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. Full conversion and exercise of the outstanding series B convertible preferred stock and warrants would increase the outstanding common shares as of September 30, 2010 by approximately 3.3% to approximately 27.8 million shares. Additionally, there are 2,000,000 shares of common stock and/or series B convertible preferred stock (the “Make Good Shares”) issuable in connection with a Make Good Escrow Agreement that we entered into with the investors of the series B convertible preferred stock, which shares are issuable to these investors if we do not reach certain financial milestones. Because we were unable to satisfy our fiscal 2009 financial milestones, we have issued to these investors 100,000 shares of our series B convertible preferred stock. If we are also unable to meet our fiscal 2010 financial milestones, we may be obligated to issue up to the balance of the Make Good Shares, depending on the extent of our shortfall, thereby causing further dilution of the Company.

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

Our common stock was previously quoted on the OTC Bulletin Board, where they have historically been sporadically or “thinly traded”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our fluctuating level of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; the termination of our contractual arrangements with Aoxing Pharmaceutical; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this report. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

We are authorized to issue 10,000,000 shares of preferred stock, of which 5,000,000 shares have been designated as series A preferred stock, and 5,000,000 as series B preferred stock. As of September 30, 2010, there were no shares of series A preferred stock, and 510,572 shares of series B preferred stock, issued and outstanding. Our board of directors is authorized under our Articles of Incorporation, as amended, to provide for the issuance of additional shares of preferred stock by resolution, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of our preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None during the three months ended September 30, 2010.

Item 3.    Defaults upon Senior Securities.

None

Item 4.    (Removed and Reserved).

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
10.2
Clinical Research Agreement by and between Shaanxi Aoxing Pharmaceutical Co., Ltd. and the 4th Military District University Beijing Hospital State Pharmaceutical Clinical Research Center dated November 15, 2009 *

10.3
Clinical Research Agreement by and between Shaanxi Aoxing Pharmaceutical Co., Ltd. and the 4th Military District University Beijing Hospital State Pharmaceutical Clinical Research Center dated December 19, 2009 *

10.4	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Ronghua Wang dated June 30, 2010 *
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: November 12, 2010	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Deyin Chen
Deyin Chen Chief Financial Officer (Principal Financial and Accounting Officer)