Form 10-K
period 2010-12-31
Biostar Pharmaceuticals, Inc.
filed 2011-03-25
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended: December 31, 2010
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 27,387,436 shares of common stock issued and outstanding as of March 18, 2011. As of the close of business on June 30, 2010, the aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $50 million based on the closing sale price of $2.97 per share of our common stock on Nasdaq on June 30, 2010.

TO ANNUAL REPORT ON FORM 10-K
FOR YEAER ENDED DECEMBER 31, 2010

PART IV
Item 15.	Exhibits	52

Signatures		53

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this annual Report on Form 10-K (“Form 10-K”) for Biostar Pharmaceuticals, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements including those set forth in Item 1A of this report. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

We file reports with the Securities and Exchange Commission (“SEC” or “Commission”). We make available on our website (http://www.andatee.com) free of charge our public reports filed pursuant to the Exchange Act and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Information appearing at our website is not a part of this Annual Report on Form 10-K. You can also read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including our reports.

Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2010” mean the year ended December 31, 2010, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.
We obtained statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information. While we believe that the statistical data, industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

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

On June 15, 2007, we formed Shaanxi Biostar Biotech, Ltd. (“Shaanxi Biostar”) in the PRC as our wholly-owned subsidiary.  Because Shaanxi Biostar is wholly-owned by Biostar, a U.S. company, it is a wholly foreign-owned enterprise, or WFOE, under PRC laws.

Aoxing Pharmaceutical was formed on May 8, 1997, as a limited liability company under the laws of the PRC. Its current registered address is No. 588 Shiji Xi Road, Xianyang, Shaanxi Province, PRC, and its registered capital is Renminbi (“RMB”) 61,800,000.

On November 1, 2007, Shaanxi Biostar and Aoxing Pharmaceutical entered into a series of agreements (collectively the “Contractual Arrangements”) pursuant to which we have acquired control over Aoxing Pharmaceutical and which requires us to consolidate the profits and losses of Aoxing Pharmaceutical under U.S. Generally Accepted Accounting Principles (“GAAP”):

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

On July 9, 2010, following to the change in registered owners of Aoxing Pharmaceutical, a set of new Contractual Agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical on the same day.

The Contractual Agreements dated July 9, 2010 are merely replacement of the Contractual Agreements dated November 1, 2007 and therefore, no significant change in the contractual terms between the Contractual Agreements entered dated, 2010 and November 1, 2007. The existing registered owners of Aoxing Pharmaceutical, Shaanxi Biostar and Biostar had mutually agreed that no consideration would be paid / payable upon the execution of the Contractual Agreements on July 9, 2010. The interest of Biostar in Aoxing Pharmaceutical was not and would not be affected by the replacement for the Contractual Agreements.

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

On March 28, 2010, we, through Shaanxi Biostar, entered into an agreement to acquire the assets of Xi’an Meipude Bio-Technology Co., Ltd., a Xi’an-based medical equipment manufacturer (“Meipude”), for RMB7.85 million ($1.2 million), including certain assets registered to a family member of an original Meipude shareholder. We took control over the assets of Meipude on March 29, 2010. To facilitate the transfer of some of the assets, however, we were required to acquire all of the outstanding equity interests of Meipude, which we subsequently applied for deregistration on January 18, 2011.

The following diagram illustrates our current corporate structure:

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

Our Business

We develop, manufacture and market pharmaceutical products in the PRC for a variety of diseases and conditions. Our most popular product is the Xin Ao Xing Oleanolic Acid Capsule, an over-the- counter (“OTC”) medicine for chronic hepatitis B, a disease affecting approximately 10% of the Chinese population (Source: PRC Ministry of Health). Our current product line also includes 2 other OTC products, 2 prescription-based pharmaceuticals, 4 nutriceuticals or health products and 1 medical device.

Our products are derived from medicinal herbs that are either grown at our own facility or purchased from our suppliers. We rely on approximately 10 suppliers for our raw materials. For fiscal year 2010, we purchased all our raw materials from suppliers because the herbs planted at our facility were not yet ready for harvest and use.

We devote substantial resources to the research and development of new products that must be approved by the regulatory agencies. We currently have 7 products under development to complement our existing product line, 1 of which is currently awaiting approval from the China Military Food and Drug Administration of the PRC. We have adopted international manufacturing standards and currently hold one patent, with two additional patents pending approval. We are subject to extensive government regulation which is discussed in detail in the section below called “Government Regulation.” In the event that a new product is not approved or it is found in violation of these laws and regulations, it could have a materially adverse effect on the prospects of our business operations.

Our products are currently being sold in over 22 provinces in the PRC through 20 distributors and an established network of more than 286 dedicated sales people. In addition, we have been enhancing our marketing efforts with the launch of our internet-based China Hepatitis Internet Hospital (www.zggbyy.com, “CHIH”) since June 2009. The multi-function website is designed to be a one-stop portal for HBV patients, providing current and relevant information on HBV and treatment options as well as a convenient method to purchase our HBV medicine. Registered users can secure a membership card for a fee of RMB 200 (approximately $25). Members are entitled to a 20% discount on diagnosis and medical services provided on CHIH, free expert diagnosis and free medicine delivery, and a wide range of inquiry, instruction and other complementary services. Registered users can also seek medical advice from a pool of HBV health professionals without having to go to the hospital. CHIH will facilitate our ability to provide customer service and add purchasing convenience for our consumers.

Our Products

The table below summarizes our current pharmaceutical products approved for sale by the SFDA:

Name	Treatments	Benefits and Side Effects	SFDA Classfication
Xin-Aoxing Oleanolic Acid Capsule	Hepatitis B
Relieves hepatic injury, reduce glutamic-pyruvic transaminase activity, reduce r-GLO. Believed to promote hepatic cell regeneration, to be effective in hepatic coma treatment, to inhibit fibrous hyperplasia and prevent hepatocirrhosis. Used to reduce hepatic damage caused by HBV regeneration.
OTC
Ganwang Compound Paracetamol & Amantadine Hydrochloride Capsule	Colds, runny nose, sore throat pain, headache and fever	Relieves the symptoms of the common cold, including runny nose, sniffles and sneezing. Some patients experience symptoms of anorexia, queasiness and upset stomach after use.	OTC
Tianqi Dysmenorrhea Capsule	Dysmenorrhea	Traditional Chinese medicine used for treatment of pain and other symptoms associated with menstruation. There are no known side effects.	OTC
Danshen Granule	Coronary heart disease, myocarditis and angina pectoris	Believed to stimulate circulation to end stasis, regulating the flow of qi (vital energy) to alleviate pain. There are no known side effects.	Prescription
Taohuasan Pediatric Medicine	Bronchial congestion and coughs	Used for the treatment for children’s cough and respiratory tract infection. There are no known side effects.	Prescription
Hernia Belt	Hernia	Relieves hernia, no side effects	Medical Device
Tangning Capsule	Diabetes	Believed to treat type II diabetes	Nutrient, OTC
Yizi Capsule	Fertility	Believed to aid fertility and helps in fetal development during pregnancy	Nutrient, OTC
Shengjing Capsule	Kidney	Believed to replenish kidney function	Nutrient, OTC
Aoxing Ointment	Psoriasis, vitiligo and various dermatitis	Used to treat psoriasis, vitiligo and various dermatitis	Nutrient, OTC

Xin Ao Xing Oleanolic Acid Capsule, also known as Ao Xing Liver Cure, is the only non-prescription drug currently being sold on the market for the sub-category of Oleanolic Acid that has been approved by the SFDA for the treatment of chronic hepatitis B virus ("HBV"), which is prevalent in the PRC. It is estimated that more than 130 million people are infected with HBV, or 10% of the population (some estimates are as high as 15% of the population) in the PRC. According to the World Health Organization, approximately about 1 million people die from hepatic failure, hepatocirrhosis and primary hepatoma caused by HBV infection per year; however, it was not until December 2, 2005, that the Chinese government first issued an HBV prevention manual for the general public. (Source: www.chinagan.com)

There are two kinds of medicine typically used for antivirotic treatment: interferon and ribonucleotide analog, both of which do not kill the HBV directly, but inhibit the metabolizing of HBV replication.  Their side effects, however, include damage to normal healthy cells, and they require prolonged treatment periods of more than one year and high costs. (Source: Pharmacopoeia of the People's Republic of China)

Our Xin Ao Xing Oleanolic Acid Capsule is a pentacyclic triterpenoid which contains extracts from natural plants, Fructus Ligustri Lucidi and Hemsleya, and is the only SFDA-approved product to be manufactured as an OTC hepatitis B medicine in the PRC. It is also certified by the Chinese Medical Association as a specific product for hepatitis B treatment. Its pharmacological actions include the relief of hepatic injury, reduction of glutamic-pyruvic transaminase activity, promotion of hepatic cell regeneration, the inhibition of fibrous hyperplasia and prevention of hepatocirrhosis.

We estimate the demand for medicines treating hepatitis B amount to approximately $8 billion annually.  We believe that we are well-positioned to become a leader in the sale of OTC medicines for the treatment of hepatitis B as our Xin Ao Xing Oleanolic Acid Capsule is the only oral OTC drug approved by the SFDA for such treatment.   We continue to aggressively advertise this product and have actively maintained a program where consumers can try a one-month supply of the drug for free.

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

With approximately one-fifth of the world's population and a fast-growing gross domestic product, the PRC presents significant potential for the pharmaceutical industry. By end of fiscal 2010, China pharmaceutical industry has grown to a size of $182 billion.

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

As the PRC government works to improve the overall health of its population, the rural markets represent a significant opportunity for growth. This sector has typically been neglected by the PRC's pharmaceutical and medicine industry, as there is minimal healthcare infrastructure or standardized health care service in much of rural PRC. As part of a strategy to improve rural healthcare, the PRC's central government has initiated and launched its "New Rural Medical Care Cooperative Program" since 2008, with the intention of achieving full coverage of all rural citizens by 2010. With an estimated 900 million rural farmers throughout the nation, the implementation of this program provides substantial opportunity for market expansion in this sector, where expenditures are estimated at nearly US$ 5.6 billion in the 3 years ending 2011 - with 80% of that budget to be paid by the regional provincial governments in mid and western PRC. Of these rural markets the provinces of Shaanxi, Sichuan, Chongqing, Gansu, Henan, Hubei, and Hunan are expected to comprise 30% of the market, or $US 1.7 billion. (Source: China State Council Rules of Rural Cooperative Medical System.). We believe that we are well established within the rural marketplace and have developed a targeted, aggressive sales and marketing campaign designed to expand our presence of all of our products in this sector.

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

Since 2003, the number of pharmaceutical companies in the PRC has decreased rather significantly, from 6,700 to approximately 3,600 (Source: Research and Markets, “China Pharmaceutical Industry Report (Merger and Reorganization) ”). This trend has also resulted in significant opportunity for us, as we plan to identify companies that have similar products or other assets, but an inability to bring them to market.

Our Customers

The top 10 customers accounted for 37% of our total 2010 annual sales. Our largest customer, Shaanxi Guanglian Pharmacies Ltd. and Guangdong Run Tai Medicine Wholesale Co., Ltd., accounted for approximately 4.4% and 4.3% of our sales for the years ended December 31, 2010 and 2009 respectively.  No customer accounts for 10% or more of our total sales for fiscal year 2010.

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

The following table lists the primary competitors for each of our current product offerings as well as the nutrient products that we are licensed to produce:

Products	Competitors
Xin Ao Xing Oleanlic Acid Capsule	Wulanhaote Zhong Meng pharmaceutical Co., Ltd., Yang Ling Mai Di Sen Pharmaceutical Co., Ltd. and other suppliers of prescription medicines that are used for hepatitis treatment
Ganwang Compound Paracetamol & Amantadine Hydrochloride Capsule	Jiang Xi Ren He Pharmaceuticals, Inc. and Hainan Asia Pharmaceuticals, Inc.
Danshen Granule	Yun Nan Yong An Pharmaceuticals, Inc. and Hai Nan Min Hai Pharmaceuticals, Ltd.
Taohuasan Pediatric Medicine	Shandong Bai Cao Pharmaceuticals, Ltd., and Chang Chun Ren Min Pharmaceuticals, Ltd.
Tianqi Dysmenorrhea Capsule	Yun Nan Yu Xi City Wei He Pharmaceutical, Ltd., and Shandong Phoenix Pharmaceuticals, Ltd.
Nutrient Products	Wulanhaote Zhong Meng Pharmaceutical Co., Ltd.,Yang Ling Mai Di Sen Pharmaceutical Co., Ltd. and other traditional Chinese medicine suppliers

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

We rely on approximately 10 suppliers for our products. Approximately 43% and 20% of our supplies are purchased from Xi’an Chinese Medicine Herbal Tablets Factory and Xianyang Wenlin, respectively.

We have also been cultivating herbs since October 2008, including salvia miltiorrhiza, priclklyash peel, eucommia bark, gingko, honeysuckle, shizandra berry, scutellaeria baicalensis georgi, milk veteh and radix codonopsitis. We are planning to build a processing plant nearby. Once completed, we will be able to process these herbs into raw materials for our products. We will also be able to sell excesses on the market as raw materials.

Intellectual Property

We rely on a combination of trademark, patent and trade secret protection laws in the PRC, as well as confidentiality procedures and contractual provisions to protect our intellectual property. We also require our employees to execute confidentiality and trade secret agreements.

We currently hold one patent for the production method of our Aoxing Ganbao product, with two additional patents pending approval, and 9  registered trademarks in the PRC, and own the rights to the internet domain names www.biostarpharmaceuticals.com and www.aoxing-group.com. Our patent, patent number ZL2007100180930, was approved on September 16, 2009, and  is valid for twenty years.

Below is a list of our trademarks, all registered with Trademark Bureau of SAIC (State Administration of Industry and Commerce) by Aoxing Pharmaceutical.

Trade Mark	Term
“Yi Wen Ling” & device (Certificate: No. 1008816)	May 21, 2007 to May 20, 2017
“Zhong Ao” & device. (Certificate: No. 1728599)	March 14, 2002 to March 13, 2012
“Xin Tai Ke” & device (Certificate No. 1908333)	September 28, 2002 to September 27, 2012
“Gan Wang” & device, (Certificate No. 3001006)	November 14, 2002 to November 13, 2012
“Hei Gen” (Certificate: No. 3168882)	July 7, 2003 to July 6, 2013
“Shi Li Ming” (Certificate: No. 3180355)	August 7, 2003 to August 6, 2013
“Aoxing No.1” (Certificate: No. 3168883)	February 21, 2004 to February 20, 2014
“Cha Ge De Ri” & device (Certificate: No. 4770095)	Auguast 28, 2001 to August 27 2011
“Ao Xing Xin Le” & device (Certificate: No. 4319027)	November 28, 2007 to November 27, 2017

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

We estimate that the cost to receive approval from the SFDA for a new product will range from RMB 1.1 million (approximately $158,000) to RMB 4.15 million (approximately $593,000).

Our receipt of a GMP certificate and approval by the SFDA of our prescription and OTC drugs represent a significant competitive advantage as these approvals present a significant barrier to entry by new companies hoping to enter the pharmaceutical drug industry.

Nevertheless, the new drugs we seek to bring to market are regulated by the SFDA and the China Traditional Medicine Administration Bureau and are estimated to now cost between RMB 1.1 million (approximately $158,000) to RMB 4.15 million (approximately $593,000) per product which must be provided through our cash flow or from financing activities as new products are introduced. In addition, our new products may not pass the clinical review and testing process which can negatively affect our cash flow and income.

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

 Dividend Distribution

The principal laws, rules and regulations governing dividends paid by our PRC affiliated entities include the Company Law of the PRC (1993), as amended in 2006, Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and Wholly Foreign Owned Enterprise Law Implementation Rules (1990), as amended in 2001. Under these laws and regulations, each of our consolidated PRC entities, including wholly foreign owned enterprises, or WFOEs, and domestic companies in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities, including WFOEs and domestic companies, is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital. These reserves are not distributable as cash dividends. As of December 31, 2010, the accumulated balance of our statutory reserve funds reserves amounted to RMB 32.8 million ($4.7 million) and the accumulated profits of our consolidated PRC entities that were available for dividend distribution amounted to RMB 283 million ($40.7 million).

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

Since May 1998, the PRC government has been ordering reductions in the retail prices of various pharmaceutical products. The latest price reduction occurred in October 2008. As of December 31, 2010, only one of our pharmaceutical products was subject to price controls. Price controls, however, have had no significant impact on our operations as our price points have historically been substantially below such government-imposed ceilings.

The NDRC may grant premium pricing status to certain pharmaceutical products that are under price control. The NDRC may set the retail prices of pharmaceutical products that have obtained premium pricing status at a level that is significantly higher than comparable products.

Research and Development

We currently have 7 potential products in the research and development pipeline. Identified compounds are currently being tested for indications related to neoplastic disease, central nervous system disease, an anti-infection medicine, kidney tonifying medicine and sterility. We anticipate we will be able to introduce three to five new products to market each year.

In addition to the work being done in our in-house research department, we are working with prestigious Chinese universities and research institutes in the PRC to develop effective, high margin products. Specifically:

On June 13, 2006, Aoxing Pharmaceutical entered into a 2-year technological cooperation agreement with Shaanxi University of Science and Technology (“Shaanxi University”) under which Shaanxi University agreed to provide interns to assist with our product development for payment from us of RMB 600 per month to the interns. In fiscal year 2008, we paid the interns a total of RMB 3,000 in the form of subsidies.  Additionally, Shaanxi University agreed to provide advisory educational services to improve our pharmaceutical production techniques. We are authorized to use the education material in our production process but do not own the educational materials. Shaanxi University also agreed to assist us in developing improved production techniques for new drugs, the ownership of which shall be held by Aoxing Pharmaceutical. The fees to be paid to Shaanxi University for new drug development will be made under a separate agreement, although there is currently no funding requirement. On June 18, 2008, we extended the technological cooperation agreement with Shaanxi University for two more years.

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

We spent approximately $512,000  in fiscal year 2009 and  $36,000 in fiscal year 2010 for research and development.  We anticipate spending approximately $2,065,000 for research and development in fiscal year 2011.

Employees

As of December 31, 2010, we had a total of about 502 full time employees who receive labor insurance. These employees are organized into a union under the labor laws of the PRC and can bargain collectively with us. We maintain good relations with our employees.

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

Seasonality of Sales

Sales in the first quarter are usually lower due to people traveling and taking vacations during the traditional Chinese New Year and Chinese Spring Festival holidays. Sales in the fourth quarter are usually the highest among quarters. Sales in the first and fourth quarters of fiscal 2009 approximately 14% and 32% of total sales for those period, respectively, and approximately 15% and 35% for those periods in fiscal 2010, respectively. This reflects the seasonal nature of our sales.

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

Aoxing Pharmaceutical commenced its current line of business operations in 1997 and received its Good Manufacturing Practices (“GMP”) certification in January 2006, which must be renewed every five years for Aoxing Pharmaceutical to stay in business. Aoxing Pharmaceutical’s operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

●	raise adequate capital for expansion and operations;
●	implement our business model and strategy and adapt and modify them as needed;
●	increase awareness of our brand name, protect our reputation and develop customer loyalty;
●	manage our expanding operations and service offerings, including the integration of any future acquisitions;
●	maintain adequate control of our expenses; or
●
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

We have no equity ownership interest in Aoxing Pharmaceutical. Our ability to control Aoxing Pharmaceutical and consolidate its financial results is through a series of contractual arrangements between it and our wholly owned subsidiary Shaanxi Biostar. Management of Aoxing Pharmaceutical is an affiliate of us and of Shaanxi Biostar and the stockholders of Aoxing Pharmaceutical are also our stockholders. Thus the contractual arrangements were not entered into as a result of arms’ length negotiations because the parties to such agreements are under common control. Mr. Wang, our chief executive officer and chairman, holds approximately 45.3% of the shares of Aoxing Pharmaceutical and 33.3% of our common stock. While we have been advised by our PRC counsel that the contractual arrangements are legal and enforceable under PRC law, these affiliates control the parties to the contractual arrangements, and it could be possible for them to cause Aoxing Pharmaceutical and its shareholders to breach the contractual arrangements, in which event our unaffiliated investors would have little or no recourse because of the inherent difficulties in enforcing their rights since all our assets are located in the PRC. (See, Risk Factor “The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.”) In the event that management of Aoxing Pharmaceutical decides to cause a breach the contractual arrangements, the risk of loss for the affiliated shareholders of Aoxing Pharmaceutical could be lower than that for the unaffiliated investors, and the interests of the management and shareholders of Aoxing Pharmaceutical would be in conflict with the interest of our other stockholders.

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

We must attract, recruit and retain a sizeable workforce of technically competent employees. Competition for senior management and senior personnel in the PRC is intense, the pool of qualified candidates in the PRC is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.  We expect to hire additional sales and plant personnel throughout fiscal year 2011 in order to accommodate our growth.

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

The GMP certificate is valid for a term of five years, the pharmaceutical products production permits are subject to renewal every five years, and the health food production permits are valid for three year terms, and each must be renewed before its expiration, if applicable. Aoxing Pharmaceutical originally obtained its GMP certificate in January 2006, and it is valid until January 23, 2011. The GMP certificate applies to products described as medicinal tablets, granules, capsules, soft capsules, powder, and ointment. If the GMP certificate expires without renewal, Aoxing Pharmaceutical will not be able to continue production of pharmaceutical products, which will cause its operations to terminate. We have filed the application to renew the GMP certificate before its current expiration date, and SFDA has approved our application and it has issued its official notice on March 23, 2011. The GMP license will be officially issued within two weeks after the notice day. It is a common practice in China to have the grace period between the GMP expiry day and new GMP license day.

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

Our research and development of pharmaceutical products is subject to the regulatory approval of the SFDA. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures. Currently, three of our products, Zushima, Gan Fu Kang and Azithromycin Dispersible Tablets, have pending applications with the SFDA. Phase II clinical testing is currently occurring for six other products (Shenrong Capsules, Zhixuening Pian, Xiao'aiping Dispersible Tablets, Zhenbao Wan Capsules, Hua Zhi Pian, and KunLing Wan Capsules), which is expected to be completed sometime in 2012 to 2015. After phase II clinical test, these products will need to go through a phase III clinical test before they can be submitted for SFDA approval. We expect phase III clinical test for all six products will be completed sometime in 2015 to 2017. If we do not receive timely approval for any of these drugs, then production will be delayed and sales of the products cannot be planned for.

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

For the years ended December 31, 2010 and 2009, our Danshen Granule is the only product subject to price controls which did not affect our gross profit, gross margin and net income in a material respect. It is possible that additional products may be subject to price control, or that price controls may be increased in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

If the medicines we produce are replaced by other medicines or are removed from the PRC's insurance catalogue in the future, our revenue may suffer.

Under Chinese regulations, patients purchasing medicine listed by the central and/or provincial governments in the insurance catalogue may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicine listed in the insurance catalogue. Currently, one of our main prescription products, Danshen Granule is listed in the insurance catalogue. The content of the insurance catalogue is subject to change by the PRC Ministry of Labor and Social Security, and new medicine may be added to the insurance catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the insurance catalogue. If the medicine we produce are replaced by other medicines or removed from the insurance catalogue in the future, our revenue may suffer.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the website www.oanda.com, as of December 31, 2010, $1 was equal to RMB 6.6118. As we rely entirely on revenue earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for Aoxing Pharmaceutical’s operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the RMB. Thus if we raise 1,000,000 dollars and the RMB appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,620,030  as opposed to RMB  6,611,800 prior to the appreciation. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB; the U.S. dollar equivalent of the RMB we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Aoxing Pharmaceutical has RMB 1,000,000 in assets and RMB is depreciated against the U.S. dollar by 15%, then the assets will be valued at $131,517 as opposed to $151,245 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 20% appreciation of the RMB against the U.S. dollar as of December 31, 2010. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

Because our principal assets are located outside of the United States and most of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers or to enforce U.S. Court Judgments against us or them in the PRC

Most of our directors and all of our officers reside in China. In addition, our operating company is located in the PRC and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

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

As of December 31, 2010, there were 27,387,436 shares of our common stock issued and outstanding. Our officers and directors own approximately 34.2% of our issued and outstanding common stock. Mr. Ronghua Wang, our chairman, owns approximately 33.3%of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Wang's interests may differ from those of other stockholders.

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

We are authorized to issue 10,000,000 shares of preferred stock, of which 5,000,000 shares have been designated as series A preferred stock, and 5,000,000 as series B preferred stock. As of December 31, 2010, there were no shares of series A preferred stock, and no shares of series B preferred stock outstanding. Our board of directors is authorized under our Articles of Incorporation, as amended, to provide for the issuance of additional shares of preferred stock by resolution, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of our preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        DESCRIPTION OF PROPERTY

The table below provides a general description of our major offices and facilities:

Location	Principal Activities	Area(Sq meter)	LUR and Lease Term
No. 588 Shiji Xi Road, Xianyang, Shaanxi Province, PRC 712000	Headquarter, GMP Facility, R&D	52,264	50-year land use right expiring in June 2056
Wuquan Village Jiangcun Town Hu Country Xi'an City	Herb cultivation	343,983	40-year land lease expiring on May 4, 2049

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a land use right in exchange for a purchase price for such right. The land use right allows its holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land.

The land use right for the site of our headquarters was acquired in 2006, including land confiscation fee, settlement compensation, ground structure compensation, city construction fitting fee, land reclamation fee, agriculture land fund, water construction fund, agricultural tax, land use fee, and land leasing fee. No additional payment will be needed to retain this right.

The land lease for our cultivation site was entered into in 2009 for a total of RMB 8 million ($1.2 million).

ITEM 3.        LEGAL PROCEEDINGS

The Company may, from time to time, be involved in various legal matters arising out of its operations in the normal cause of business, none of which are expected, individually or in the aggregate, to have a material effect on the Company.

ITEM 4.        [RESERVED AND REMOVED]

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s securities are currently trading on NASDAQ under the trading symbol “BSPM”, which listing was approved in April 2010. Prior to that, our securities were quoted on the OTC BB.  The market for our common stock is limited and volatile.  Set forth below are the high and low closing sale prices for the common stock for each quarter in 2010 and 2009. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low

December 31, 2010	$2.84	$2.73
September 30, 2010	$2.88	$2.66
June 30, 2010	$3.00	$2.82
March 31, 2010	$4.49	$4.10

December 31, 2009	$4.50	$4.27
September 30, 2009	$2.08	$1.70
June 30, 2009	$2.50	$2.25
March 31, 2009	$-	$-

On March 18, 2011, the closing price of the Company’s common stock was $1.84.

Holders

As of December 31, 2010, we had 220 record holders of our common stock based upon a shareholder list provided by our transfer agent. Our transfer agent is Empire Stock Transfer Inc. located at 1859 Whitney Mesa, Henderson, Nevada 89014, and their telephone number is (702) 818-5898.

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

On March 28, 2010, we, through Shaanxi Biostar, entered into an agreement to acquire the assets of Xi’an Meipude Bio-Technology Co., Ltd., a Xi’an-based medical equipment manufacturer (“Meipude”), for RMB7.85 million ($1.2 million), including certain assets registered to a family member of an original Meipude shareholder. We took control over the assets of Meipude on March 29, 2010. To facilitate the transfer of some of the assets, however, we were required to acquire all of the outstanding equity interests of Meipude, which we subsequently applied for deregistration on January 18, 2011.

Our products include three over-the-counter (“OTC”) medicines, two prescription-based pharmaceuticals, four health products and one medical device which are sold and distributed in over 22 provinces and provincial-level cities throughout China. Our best-selling product, Xin Ao Xing Oleanolic Acid Capsule (“Xin Ao Xing Capsule”), is a state-approved OTC drug for treatment of Hepatitis B.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of approximately $13.2 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

Net cash provided by operating activities for the year ended December 31, 2010 was $12.8 million. This was primarily due to our net income of $17.4 million, adjusted by non-cash related expenses including depreciation and amortization of $0.6 million, stock-based compensation of $0.7 million, make-good share expense of $0.2 million and exchange rate effect of $0.4 million, offset by a net increase in working capital items of $6.5 million. The net increase in working capital items was mainly due to increase in accounts receivable resulting from increase in sales.

Net cash used in investing activities for the year ended December 31, 2010 was $8.5 million, primarily due to $1.7 million of the acquisition of properties and intangible assets, the $4.5 million of deposit for a potential acquisition of a pharmaceutical company, the $2.3 million deposit for acquiring an intellectual property.

Net cash provided by financing activities for the year ended December 31, 2010 was $37,537, primarily due to the exercise of warrants.

Results of Operations

Net Sales

For the year ended December 31, 2010, total net sales increased by approximately $26.9 million or 50% compared to the year of 2009. This was primarily due to our diversified product portfolio and marketing efforts in existing and new sales regions. Domestic Chinese customers still accounted for 100% of total sales.

	Year Ended December 31,
	2010		2009
Drugs
Xin Aoxing Oleanolic Acid Capsule	53,448,093	66.6%	36,694,915	68.8%
Gan Wang Compound Paracetamol Capsule	5,856,338	7.3%	4,355,245	8.2%
Tianqi Dysmenorrhea Capsule	5,649,844	7.0%	4,750,761	8.9%
Danshen Granule	3,741,082	4.7%	3,209,286	6.0%
Taohuasan Pediatrics Medicine	4,832,791	6.0%	4,308,537	8.1%
Subtotal	73,528,148	91.6%	53,318,744	100%

Health products
Tangning Capsule	1,543,182	1.9%	-	-
Yizi Capsule	4,097,501	5.2%	-	-
Shengjing Capsule	645,514	0.8%	-	-
Aoxing Ointment	264,762	0.3%	-	-
Subtotal	6,550,959	8.2%	-	-

Medical device
Hernia belt	135,766	0.2%	-	-
Subtotal	135,766	0.2%	-	-

Total sales	80,214,873	100%	53,318,744	100%

              Revenue from rural market were $14.2 million and $7.3 million, accounted for 18% and 14% of the total net sales for the years ended December 31, 2010 and 2009 respectively, representing a 95% increase. Rural market typically has less competition in China, and pharmaceutical consumption per capita is almost 10% of that in city market in China. We believe that the rural market has much bigger potential to grow.

Cost of sales

Compared to the fiscal year of 2009, cost of sales increased by about $5.8 million or 40% for the year ended December 31, 2010.  The increase in the cost of sales was primarily due to the increase in sales volume, especially Xin Aoxing Oleanolic Acid Capsule.

	Year Ended December 31,
	2010		2009
Drugs
Xin Aoxing Oleanolic Acid Capsule	7,712,530	38.4%	6,293,000	44.0%
Gan Wang Compound Paracetamol Capsule	3,009,269	14.9%	2,345,918	16.4%
Tianqi Dysmenorrhea Capsule	2,077,514	10.3%	1,695,956	11.8%
Danshen Granule	2,799,590	13.9%	2,477,475	17.3%
Taohuasan Pediatrics Medicine	1,674,964	8.3%	1,502,427	10.5%
Subtotal	17,273,867	86.0%	14,314,776	100.0%

Health products
Tangning Capsule	491,507	2.5%	-	-
Yizi Capsule	1,570,605	7.8%	-	-
Shengjing Capsule	500,240	2.5%	-	-
Aoxing Ointment	177,209	0.9%	-	-
Subtotal	2,739,561	13.7%	-	-

Medical device
Hernia belt	65,949	0.3%	-	-
Subtotal	65,949	0.3%	-	-

Total cost of sales	20,079,377	100%	14,314,776	100%

Gross Profit

Gross profit increased by $21.1 million or 54% for the year ended December 31, 2010, compared to the year of 2009. The increase in gross profit was due primarily to the increase in sales volume.

	Year Ended December 31,
	2010		2009
Drugs
Xin Aoxing Oleanolic Acid Capsule	45,735,563	76.1%	30,401,915	77.9%
Gan Wang Compound Paracetamol Capsule	2,847,069	4.7%	2,009,327	5.2%
Tianqi Dysmenorrhea Capsule	3,572,330	5.9%	3,054,805	7.8%
Danshen Granule	941,492	1.6%	731,811	1.9%
Taohuasan Pediatrics Medicine	3,157,827	5.3%	2,806,110	7.2%
Subtotal	56,254,281	93.6%	39,003,968	100.0%

Health products
Tangning Capsule	1,051,675	1.8%	-	-
Yizi Capsule	2,526,896	4.2%	-	-
Shengjing Capsule	145,274	0.2%	-	-
Aoxing Ointment	87,553	0.1%	-	-
Subtotal	3,811,398	6.3%	-	-

Medical device
Hernia belt	69,817	0.1%	-	-
Subtotal	69,817	0.1%	-	-

Total gross profit	60,135,496	100%	39,003,968	100%

The overall gross profit margin increased to 75% in 2010 from 73% in year of 2009 mainly because of the increase in gross profit margin from 82.8% of year 2009 to 85.6% for the year ended December 31, 2010 for Xin Aoxing Oleanolic Acid Capsule, the most best selling product of the Company.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	% of Change
Selling expenses	32,313,284	40%	19,752,948	37%	64%
General & administrative expenses	4,211,938	5%	4,150,177	8%	1%

The period-over-period increase in selling expenses in dollar amount for the year ended December 31, 2010 was mainly due to the increase in both business volume and advertising expenditures. Advertising expense accounted for 58% and 50% of the total selling expenses for the years ended December 31, 2010 and 2009, respectively. However, general and administrative expenses as a percentage of total net sales decreased for year ended December 31, 2010 due to better efficiency achieved by economy of scale as our operational size increased.

Stock-based compensation

Our board of directors adopted a stock option incentive plan in August 2009. The values of options granted under the plan and valued using Black-Scholes-Merton pricing model and expensed over the term of their respective vesting periods. Stock awards are valued using the market price on or around the date the shares were awarded and included as a period compensation expense. Consequently, we incurred $681,716 and $1,029,875 in stock-based compensation for the years ended December 31, 2010 and 2009, respectively.

Interest Expense

We did not incur interest expense for the years ended December 31, 2010 and 2009.

Provision for Income Taxes

For the years ended December 31, 2010, provision for income taxes increased by $1.8 million, compared to the fiscal year of 2009, driven by higher taxable income year over year. The effective tax rates for the years ended December 31, 2010 and 2009 were 26% and 29% respectively.

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

The following table sets out the aging of our accounts receivable, before allowance for doubtful accounts, for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of December 31, 2010	$28,673,991	$11,887,988	$11,301,544	$5,440,243	$-	$37,388	$6,828
As of December 31, 2009	$19,937,154	$7,238,448	$6,598,953	$6,093,151	$-	$6,602	$-

The following table presents the days sales outstanding calculated based on sales and accounts receivables for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Days sales outstanding	130	135

The number of days that sales were outstanding decreased to 130 days for the year ended December 31, 2010 from 135 days for the year of 2009.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2010:

	Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Construction contract	$226,867	$226,867	-	-	-
Research and development expense	1,302,293	1,302,293	-	-	-
Purchases of intellectual property	8,620,950	-	8,620,950	-	-
Acquisition of business	17,846,880	17,846,880	-	-	-
Total contractual obligations	$27,996,990	$19,376,040	8,620,950	-	-

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

ITEM 8.        FINANCIAL STATEMENTS

BIOSTAR PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders
Biostar Pharmaceuticals, Inc

We have audited the accompanying consolidated balance sheets of Biostar Pharmaceuticals, Inc. (“Biostar”) and its subsidiary / variable interest entity (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mazars CPA Limited

Mazars CPA Limited
Certified Public Accountants
Hong Kong
March 24, 2011

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$13,211,443	$8,577,704
Accounts receivable	28,535,712	19,803,434
Inventories	351,682	340,078
Prepaid expenses and other receivables	1,251,397	1,500,327
Total Current Assets	43,350,234	30,221,543

Deposits	7,713,482	1,316,328
Property and equipment, net	5,958,636	4,340,917
Intangible assets, net	11,064,591	11,131,681

Total Assets	$68,086,943	$47,010,469

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,991,071	$3,559,281
Value-added tax payable	1,509,173	1,050,051
Income tax payable	2,086,702	1,481,266
Total Current Liabilities	7,586,946	6,090,598

Commitment and contingencies

Stockholders' Equity
Series B, convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
Nil and 3,060,000 shares issued and outstanding as of December 31, 2010 and 2009	-	3,060
Common stock, $0.001 par value, 100,000,000 shares authorized,
27,387,436 and 23,374,799 shares issued and outstanding as of December 31, 2010 and 2009	27,387	23,375
Additional paid-in capital	20,706,667	19,801,366
Statutory reserve	4,666,381	2,860,685
Retained earnings	33,124,540	17,548,676
Accumulated other comprehensive income	1,975,022	682,709
Total Stockholders' Equity	60,499,997	40,919,871

Total Liabilities and Stockholders' Equity	$68,086,943	$47,010,469

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended
	December 31,
	2010	2009

Sales, net	$80,214,873	$53,318,744

Cost of sales	20,079,377	14,314,776

Gross profit	60,135,496	39,003,968

Operating expenses:
Selling expenses	32,313,284	19,752,948
General and administrative expenses	4,211,938	4,150,177
Total operating expenses	36,525,222	23,903,125

Income from operations	23,610,274	15,100,843

Other Income (Expense)
Interest income	34,020	2,899
Other income	380	-
Other expenses	(193,131)	-
Loss on disposal of building	-	(357,789)
Foreign exchange gain	3,154	2,809
Total other Income (Expense)	(155,577)	(352,081)

Income before income taxes	23,454,697	14,748,762

Provision for income taxes	6,073,137	4,250,922

Net income	$17,381,560	$10,497,840

Deemed dividend from beneficial conversion feature of preferred stock	-	(2,670,517)

Net income applicable to common stockholders	$17,381,560	$7,827,323

Net income per common stock
Basic	$0.66	$0.34
Diluted	$0.63	$0.32

Weighted average number of common stock outstanding
Basic	26,357,954	23,255,391
Diluted	27,468,724	24,338,471

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
					Additional			Accumulated
	Common Stock		Preferred Stock		Paid-in	Statutory	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income	Equity
BALANCE, JANUARY 1, 2009	23,240,899	$23,241	-	$-	$10,430,168	$1,585,383	$10,996,655	$237,658	$23,273,105

Issuance of preferred stock	-	-	3,060,000	3,060	5,670,940	-	-	-	5,674,000

Deemed dividend on preferred stock	-	-	-	-	2,670,517	-	(2,670,517)	-	-

Stock-based compensation	133,900	134	-	-	1,029,741	-	-	-	1,029,875

Transfer to statutory reserve	-	-	-	-	-	1,275,302	(1,275,302)	-	-

Comprehensive income:
Net income	-	-	-	-	-	-	10,497,840	-	10,497,840

Foreign currency translation adjustment	-	-	-	-	-	-	-	445,051	445,051

Total comprehensive income	-	-	-	-	-	-	-	-	10,942,891

BALANCE, DECEMBER 31, 2009	23,374,799	$23,375	3,060,000	$3,060	$19,801,366	$2,860,685	$17,548,676	$682,709	$40,919,871

Issuance of preferred stock(Make Good Shares)	-	-	100,000	100	186,900	-	-	-	187,000

Conversion of Series B preferred stock	3,160,000	3,160	(3,160,000)	(3,160)	-	-	-	-	-

Exercise of warrants	852,397	852	-	-	36,685	-	-	-	37,537

Stock-based compensation	240	-	-	-	681,716	-	-	-	681,716

Transfer to statutory reserve	-	-	-	-	-	1,805,696	(1,805,696)	-	-

Comprehensive income:
Net income	-	-	-	-	-	-	17,381,560	-	17,381,560

Foreign currency translation adjustment	-	-	-	-	-	-	-	1,292,313	1,292,313

Total comprehensive income	-	-	-	-	-	-	-	-	18,673,873

BALANCE, DECEMBER 31, 2010	27,387,436	$27,387	-	$-	$20,706,667	$4,666,381	$33,124,540	$1,975,022	$60,499,997

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,381,560	$10,497,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	620,024	607,649
Loss on disposal of building	-	357,789
Stock-based compensation	681,716	1,029,875
Make good shares expense	187,000	-
Changes in operating assets and liabilities:
Accounts receivable	(8,057,168)	(8,069,157)
Inventories	(11)	(23,535)
Prepaid expenses and other receivables	314,794	(1,490,765)
Accounts payable and accrued expenses	310,452	1,175,997
Value-add tax payable	423,325	521,357
Income tax payable	554,939	1,066,459
Exchange difference	424,801	-
Net cash provided by operating activities	12,841,432	5,673,509

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,466,486)	(16,561)
Construction in progress	-	(1,169,440)
Acquisition of land use right	-	(1,169,440)
Proceeds from disposal of property and equipment	-	143,256
Acquisition of proprietary technologies	(265,150)	-
Deposit paid for acquisition of proprietary technologies	(2,268,671)	-
Deposit paid for acquisition of business	(4,537,342)	(1,315,620)

Net cash used in investing activities	(8,537,649)	(3,527,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preference stock	-	5,674,000
Proceeds from issuance of common stock	37,537	-
Net cash provided by financing activities	37,537	5,674,000

Effect of exchange rate changes on cash and cash equivalents	292,419	(316)

Net increase in cash and cash equivalents	4,633,739	7,819,388

Cash and cash equivalents, beginning balance	8,577,704	758,316

Cash and cash equivalents, ending balance	$13,211,443	$8,577,704

SUPPLEMENTAL DISCLOSURES:
Income tax payments	$5,531,902	$3,184,462

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$3,160	$-
Cashless exercise of warrants	$815	$-
Prior year deposit paid for acquisition of property and equipment	$439,016	$-
Prior year deposit received for disposal of building	$-	$2,561,074
Prior year deposit paid for acquisition of land use right	$-	$2,923,600

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION

Biostar Pharmaceuticals, Inc. (“Biostar” or the “Company”) was incorporated in the State of Maryland on March 27, 2007. On June 15, 2007, Biostar formed Shaanxi Biostar Biotech Ltd. (“Shaanxi Biostar”). Shaanxi Biostar is a wholly owned subsidiary of Biostar and a limited liability company organized under the laws of the People's Republic of China (the “PRC”).

On November 1, 2007, Shaanxi Biostar entered into a series of agreements including a Management Entrustment Agreement, a Shareholders’ Voting Proxy Agreement, an Exclusive Option Agreement and a Share Pledge Agreement (collectively the “Agreements”) with Shaanxi Aoxing Pharmaceutical Co., Ltd. (“Aoxing Pharmaceutical”) and its registered owners (the “Transaction”). Aoxing Pharmaceutical is a corporation formed under the laws of the PRC. According to these Agreements, Shaanxi Biostar acquired management control of Aoxing Pharmaceutical whereby Shaanxi Biostar is entitled to all of the net profits of Aoxing Pharmaceutical as a management fee and is obligated to fund Aoxing Pharmaceutical’s operations and pay all of the debts. In exchange for entering into the Agreements, on November 1, 2007, the Company issued 19,832,311 shares of its common stock to Aoxing Pharmaceutical’s owners, representing approximately 90% of the Company’s common stock outstanding immediately after the Transaction. Therefore, the Transaction is accounted for as a reverse acquisition, and Aoxing Pharmaceutical is deemed to be the accounting acquirer in the reverse acquisition.

On July 9, 2010, following to the change in registered owners of Aoxing Pharmaceutical, a set of new Agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical on the same day.

The Agreements dated July 9, 2010 are merely replacement of the Agreements dated November 1, 2007 and therefore, no significant change in the contractual terms between the Agreements dated July 9, 2010 and November 1, 2007. The existing registered owners of Aoxing Pharmaceutical, Shaanxi Biostar and Biostar had mutually agreed that no consideration would be paid / payable upon the execution of the Agreements July 9, 2010. The interest of Biostar in Aoxing Pharmaceutical was not and would not be affected by the replacement for the Agreements.

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

Additional capital provided to Aoxing Pharmaceutical by the Company was recorded as an interest-free loan to Aoxing Pharmaceutical. There was no written note to this loan, the loan was not interest bearing, and was eliminated during consolidation. Under the terms of the Agreements, the owners of Aoxing Pharmaceutical are required to transfer their ownership of Aoxing Pharmaceutical to the Company’s subsidiary in the PRC when permitted by the PRC laws and regulations or to designees of the Company at any time when the Company considers it is necessary to acquire Aoxing Pharmaceutical. In addition, the owners of Aoxing Pharmaceutical have pledged their shares in Aoxing Pharmaceutical as collateral to secure these Agreements.

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operation in the PRC uses Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, Foreign Currency Translation, included in the Codification as ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity, included in the Codification as ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations.  For the years ended December 31, 2010 and 2009, the foreign currency translation adjustment to the Company’s other comprehensive income were $1,292,313 and $445,051, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, impairment, inventory allowance, taxes and contingencies.

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Terms of sales vary. Allowances are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $138,279 and $133,720 as of December 31, 2010 and 2009, respectively.

Inventories

Inventories are valued at the lower of  weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	December 31,	December 31,
	2010	2009

Raw materials	175,266	261,868
Work in process	122,655	41,010
Finished goods	53,761	37,200
	351,682	340,078

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

Real property	30 years
Leasehold improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	December 31,	December 31,
	2010	2009

Real property	$2,405,807	$1,528,543
Leasehold improvements	1,956,289	1,956,289
Machinery & equipment	628,306	542,195
Furniture & fixtures	63,420	63,420
Vehicle	91,995	24,970
Construction in progress	2,044,541	1,169,440
	7,190,358	5,284,857
Less: Accumulated depreciation	(1,231,722)	(943,940)
	$5,958,636	$4,340,917

As of December 31, 2010, expenditures incurred for the construction of a raw material processing plant and a new production plant were $2,044,541. As of December 31, 2009, expenditures incurred for the construction of a raw material processing plant was $1,169,440.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The Company’s land use rights will expire between 2049 and 2056. The Company’s proprietary technologies were mainly contributed by four ex-owners of Aoxing Pharmaceutical and relate to the production of the Company’s five state-approved drugs. All of the Company’s intangible assets are subject to amortization with estimated useful lives of:

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	December 31,	December 31,
	2010	2009

Land use right	$10,571,810	$10,571,810
Proprietary technologies	1,776,694	1,511,544
	12,348,504	12,083,354
Less: Accumulated amortization	(1,283,913)	(951,673)
	$11,064,591	$11,131,681

The estimated future amortization expenses related to intangible assets as of December 31, 2010 are as follows:

Years Ending December 31,
2011	$411,520
2012	411,520
2013	411,520
2014	411,520
2015	411,520
Thereafter	9,006,991

Long-Lived Assets

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company periodically evaluates the carrying value of long-lived assets to be held and used. Impairment loss is recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. No loss on disposal occurred during the year. For the year ended December 31, 2009, there was $357,789 loss on disposal of a plant building.

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

Value-added Tax Payable

The Company is subject to a value added tax rate of 17% on product sales in the PRC.  Value-added tax payable is computed net of value-added tax paid on purchases for sales in the PRC.

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

For the years ended December 31, 2010 and 2009, the Company recognized stock-based compensation of $681,716 and $1,029,875, respectively.

Advertising

Advertising expense consists primarily of costs of promoting the Company’s corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the years ended December 31, 2010 and 2009, the Company incurred advertising expense of approximately $18,651,275 and $9,947,551, respectively.

Research and Development

The remuneration of the Company’s research and development staff, materials used in internal research and development activities, and payments made to third parties in connection with collaborative research and development arrangements, are all expensed as incurred.  Where the company makes a payment to a third party to acquire the right to use a product formula which has received regulatory approval, that payment is accounted for as the acquisition of a license or patent and is capitalized as an intangible asset and amortized over the shorter of the remaining license period or patent life (See above “Intangible Assets”). For the years ended December 31, 2010 and 2009, the Company incurred research and development expense of $36,110 and $511,630, respectively.

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

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in the PRC. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

Recent accounting pronouncements

Effective during the year ended December 31, 2010, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the FASB:

▪
ASU 2009-05 Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value, provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) the quoted price of the identical liability when traded as an asset, (2) the quoted prices for similar liabilities or similar liabilities when traded as assets, and (3) another valuation technique (e.g., a market approach or income approach) including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability.

▪
ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, amends the de-recognition accounting and disclosure guidance relating to SFAS 140. Amended Topic 860 eliminates the exemption from consolidation for qualifying special-purpose entity (“QSPE”), it also requires a transferor to evaluate all existing QSPE to determine whether it must be consolidated in accordance with amended Topic 810.

▪
ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. Amended Topic 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, amended Topic 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity.

▪
ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It amends Topic 820 that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and should present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. It also clarifies the requirements that for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

▪
ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.

▪
ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (A consensus of the FASB Emerging Issues Task Force), addresses that modification of loans within a pool under the existing Topic does not result in the removal of such loans from the pool even if modification of such loans would otherwise be considered a troubled debt restructuring.

▪
ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends Topic 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. For public entities, the new and amended disclosures that relate to information as of the end of a reporting period will be effective for the interim and annual reporting periods ending on or after December 15, 2010. That is, for calendar-year-end public entities like the Company, most of the new and amended disclosures in the ASU will be effective for this year-end reporting season. However, the disclosures that include information for activity that occurs during a reporting period will be effective for the interim and annual reporting periods beginning on or after December 15, 2010 and the Company has not elected to early adopt those requirements.

▪
ASU 2010-25, Plan Accounting – Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pensions Plans (a consensus of the FASB Emerging Issues Task Force), provides amendments to require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this ASU should be applied retrospectively to all prior periods presented.

The adoption of the foregoing ASU’s did not have a material effect on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force), which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This ASU will be effective for fiscal years beginning on or after December 15, 2010. Early application is permitted. The Company has not elected to early adopt this ASU and is evaluating the impact that this ASU will have on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20 (see above). The ASU delays the effective date of the disclosures about troubled debt restructuring the ASU 2010-20. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring and to issue its guidance on the topic currently anticipated for interim and annual periods after June 15, 2011. It is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following:

	December 31,	December 31,
	2010	2009

Deposits for research and development	$1,247,694	$767,785
Prepaid advertising expenses	-	702,042
Other receivables	3,703	30,500
Prepaid expenses and other receivables	$1,251,397	$1,500,327

Note 4 – DEPOSITS

The deposits consisted of the following:

	December 31,	December 31,
	2010	2009

Refundable deposit paid for acquiring medicine packaging manufacturer	$907,469	$877,552
Refundable deposit paid for acquiring a pharmaceutical manufacturer	4,537,342	-
Deposit paid for acquiring real properties and proprietary technologies of a medical device manufacturer	-	438,776
Deposit paid for acquiring proprietary technology	2,268,671	-
	$7,713,482	$1,316,328

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

The Company agreed with the Investors that if its common stock is not listed on a national securities exchange within one hundred and forty-five (145) days of the Closing Date, the Company will pay the Investors as liquidated damages and not as a penalty, an amount equal to twelve percent (12%) per annum, based on the lesser of (i) the Purchase Price or (ii) that percentage of the Purchase Price which the shares of common stock issuable upon conversion of the Series B Preferred Stock and issuable upon exercise of the Warrants bears to the number of shares of common stock initially issuable upon conversion of the Series B Preferred Stock; provided, however, such payment of liquidated damages will not accrue until the Company fulfills all of its requirements for listing on a national securities exchange. For the year ended December 31, 2010, $6,453 of liquidated damages was recorded because the Company received NASDAQ listing approval after the 145-day deadline.

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

On April 15, 2010, the Company issued 100,000 shares of the Series B Preferred Stock to the Investors because the fiscal 2009 operating income was $15,100,843, which was $799,157 short of the target of $15,900,000 per the make-good provision.

As the Series B Preferred Stock does not require redemption by the Company, upon issuance, the Company recorded a one-time deemed dividend and as an increase in additional paid-in capital, the intrinsic value of the beneficial conversion feature (the “BCF”) of
$2,670,517. The intrinsic value of the BCF is the difference between the fair value of the common stock underlying the Series B Preferred Stock at issuance and the amount of proceeds to be allocated to the preferred stock. The proceeds Purchase Price were allocated to the Series B Preferred Stock and Warrants based on their relative fair values. The warrants were valued using the BSM model and recorded in additional paid-in capital.

For the year ended December 31, 2010, 3,160,000 shares of Series B Preferred Stock were converted into 3,160,000 shares of common stock.

Common stock

As of December 31, 2010, the Company has 100,000,000 shares of common stock authorized and 27,389,436 shares issued and outstanding at par value $0.001 per share.

Warrants

The Company issued 1,088,588 warrants to purchase its common stock in connection with its 2007 private placement of series A convertible preferred stock. The warrants are exercisable for three years from the effective date as of October 10, 2007 at $1.00 per share. The warrants were later amended to include provisions for cashless exercise.

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

The following table summarizes activities for the Company’s warrants for the years ended December 31, 2010 and 2009:

			Exercised	Outstanding	Weighted
			Year Ended	as of	Average
	Issued	Exercise Price	December 31, 2010	December 31, 2010	Exercise Price

Issued before January 1, 2009	1,088,588	$1	(1,088,588)	-
Issued on November 2, 2009	500,000	$3	-	500,000
Total, as of December 31, 2009	1,588,588		(1,088,588)	500,000	$1.63

Issued on June 1, 2010	55,000	$2	-	55,000
Total, as of December 31, 2010	1,643,588		(1,088,588)	555,000	$2.90

Stock Options

The Company’s board of directors approved its 2009 stock plan (“Stock Plan”) under which it may grant incentive and nonqualified stock options, stock awards or restricted stocks to eligible participants.  Options are generally granted for a term of 5 years.  Except for the options granted to the Company’s existing management on October 22, 2009, options granted under the Stock Plan generally vest annually in 3 equal installments, the first being on the first anniversary of the grant contingent upon employment with the Company on the vesting date.  Options granted on October 22, 2009 vest annually in 3 equal installments, the first being on the grant date and options granted on October 27, 2010 vested in one year from the issuance date of such options.

Under the Stock Plan, the Company also issued stock awards. For the year ended December 31, 2010, the Company issued 240 shares of common stock to a former management. For the year ended December 31, 2009, the Company issued 121,900 shares of common stock to its employees in the PRC and 12,000 shares of common stock to a former director.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Year Ended December 31,
	2010	2009
Risk-free interest rate(%)	1.7%	1.7%
Expected dividend yield (%)	-	-
Expected option life (years)	3.3	3.3
Expected volatility (%)	93.3%	93.3%
Weighted average grant date fair value	$1.67	$1.70

The following table summarizes activities for the Company’s options for the years ended December 31, 2010 and 2009.

						Options		Weight
						Outstanding	Weighted	Average	Vested	Vested
				Year Ended		as of	Average	Remaining	on	on
	Number of	Exercise	Expiry	December 31, 2010		December 31,	Exercise	Life	December 31,	December 31,
Grant date	option	Price	Date	Exercised	Cancelled	2010	Price	(in year)	2009	2010

October 22, 2009	980,000	$2.60	October 21, 2014	-	(133,333)	846,667			326,667	586,667
December 30, 2009	100,000	$4.45	December 29, 2013	-	-	100,000			-	33,333
Total, as of December 31,2009	1,080,000			-	(133,333)	946,667	$2.77	4.7	326,667	620,000

October 27, 2010	120,000	$2.80	October 26, 2015	-	-	120,000			-	-
Total, as of December 31,2010	1,200,000			-	(133,333)	1,066,667	$2.80	3.8	326,667	620,000

Note 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:
	Year Ended December 31,
	2010	2009
Basic net income per share:
Numerator:
Net income	$17,381,560	$10,497,840
Deemed dividend from beneficial conversion feature of preferred stock	-	(2,670,517)
Net income applicable to common stockholders	$17,381,560	$7,827,323

Denominator:
Weighted average number of common stock outstanding	$26,357,954	$23,255,391
Basic net income per share	$0.66	$0.34

Diluted net income per share:
Numerator:
Net income	$17,381,560	$10,497,840
Deemed dividend from beneficial conversion feature of preferred stock	-	(2,670,517)
Net income applicable to common stockholders	17,381,560	7,827,323

Denominator:
Weighted average number of common stock outstanding	26,357,954	23,255,391
Weighted average effect of dilutive securities:
Convertible preferred stocks	877,868	461,918
Stock options / Warrants	232,902	604,638
Make good shares	-	16,524
Shares used in computing diluted net income per share	27,468,724	24,338,471
Diluted net income per share	$0.63	$0.32

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the years ended December 31, 2010 and 2009, and has recorded income tax provision for the periods.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009
Current:
Domestic	$-	$-
Foreign	6,073,137	4,250,922
Deferred	-	-
Provision for income taxes	$6,073,137	$4,250,922

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009

Income tax at USA statutory rate (34%)	$7,974,597	$5,014,579
State tax, net of federal effect	-	-
Foreign rate differential	(2,448,652)	(1,234,130)
Change in valuation allowance	547,192	470,473
Provision for income taxes	$6,073,137	$4,250,922

As of December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $2,522,395 and available to offset future taxable income in the USA respectively. The net operating loss carryforwards will expire, if unused, in varying amounts through the year ending December 31, 2030. The deferred tax assets for the USA operation as of December 31, 2010 consists mainly of net operating loss carryforwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future. The Company’s subsidiaries and VIE were incorporated in the PRC and are governed by the Income Tax Law of the PRC and various local income tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the years ended December 31, 2010 and 2009, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 8 - STATUTORY RESERVES

The Company’s subsidiaries and VIE in the PRC are required to make appropriations to certain non-distributable reserve funds. In accordance with the laws and regulations applicable to China’s foreign investment enterprises and with China’s Company Laws, an enterprise’s income, after the payment of the PRC income taxes, must be allocated to the statutory surplus reserves. The proportion of allocation for reserves is 10 percent of the profit after tax to the surplus reserve fund, and the cumulative amount shall not to exceed 50 percent of registered capital.

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2010 and December 31, 2009, the Company’s VIE had allocated $4,666,381 and $2,860,685, respectively, to these non-distributable reserve funds.

Note 9 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as  of December 31,2010 and 2009 were as follows:

	December 31,	December 31,
	2010	2009

Accumulated other comprehensive income, beginning of period	$682,709	$237,658
Change in cumulative translation adjustment	1,292,313	445,051
Accumulated other comprehensive income, end of period	$1,975,022	$682,709

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
$1,148,316

Note 11 - COMMITMENT

Research and Development (“R&D”) Agreement

As of 31 December 2010, the Company entered into three agreements with certain research institutes to conduct clinical trials for three new drugs and one existing drug.  Pursuant to these agreements as of December 31 2010, the Company paid $1,247,694 as a deposit for clinical trial expenses and is obligated to pay the research institutes an additional $1,302,293 upon completion of the clinical trials.

Capital commitments

As of December 31, 2010, the Company had capital expenditure commitments on construction contracts, purchase of the proprietary technologies and acquisition of business of approximately $26,700,000.

Note 12 - SEGMENT INFORMATION

For the years ended December 31, 2010 and 2009, revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 13- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

All of the Company’s operations are carried out in the PRC; therefore the Company is subject to the risks not typically associated with entities operating in the USA. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. All of the following risks may impair the Company’s business operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected.  In such case, an investor in the Company may lose all or part of the investment. Such risks include:

●	The Company may not be able to adequately protect and maintain its intellectual property.
●	The Company may not be able to obtain regulatory approvals for its products.
●	The Company may have difficulty competing with larger and better financed companies in the same sector.
●	New legislative or regulatory requirements may adversely affect the Company’s business and operations.
●	The Company is dependent on certain key existing and future personnel.
●	Changes in the laws and regulations in the PRC may adversely affect the Company’s ability to conduct its business.
●	The Company may experience barriers to conducting business due to governmental policy.
●	Capital outflow policies in the PRC may hamper the Company’s ability to remit income to USA.
●	Fluctuation of the Renminbi could materially affect the Company’s financial condition and results of operations.
●	The Company may face obstacles from the communist system in the PRC.
●	The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.
●	The Company’s growth is dependent on its ability to successfully develop, market, or acquire new drugs. The Company may be subject to product liability claims in future.
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

Not applicable

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal year that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following are our officers and directors as of the date of this report. Some of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

Name	Position	Age	Date of Appointment
Ronghua Wang	Chairman and Chief Executive Officer	56	November 1, 2007
Qinghua Liu	Director	44	November 1, 2008
Haipeng Wu	Director	54	July 1, 2007
Zibing Pan	Director	42	December 30, 2009
Zhongyang Shang	Director	58	December 30, 2009
Deyin Chen	Chief Financial Officier	45	July 1, 2010
Shuang Gong	Secretary of Board	44	April 1, 2008
Amei Zhang	Chief Operating Officier	37	November 1, 2007

Business Experience Descriptions

Ronghua Wang has been our Chairman and chief executive officer since our inception and Chairman of Aoxing Pharmaceutical since September of 2006 and a director since 1997. He has served as Aoxing Pharmaceutical’s chief executive officer since1997 and its President since 2007. Beginning 1997, he was Aoxing Pharmaceutical’s manager in charge of sales, management and manufacturing. Prior to 2006, Mr. Wang’s experience in management of other companies was at Geological Research Institute, Drugs Research Institute, General Contractor from 1985 to 1994. In 2001, Mr. Wang was named a “top ten most important person” in the Shaanxi pharmaceutical industry by News Department. In December 1997, he acquired 45.3% of Aoxing Pharmaceutical and began to serve as its general manager. He graduated from Northwest University, with a Bachelor’s degree in Geology.

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

Zibing Pan has been our director since December 30, 2009, and is also the chairman of the board of directors’ audit committee. Mr. Pan is a Certified Public Accountant, certified by the Oklahoma State Board of Accountancy and member of American Institute of Certified Public Accountant (AICPA) and Oklahoma Society of Certified Public Accountants (OSCPA). Mr. Pan was chief financial officer of China Education Alliance, Inc., to which he was appointed in August 2009. Prior to that position, Mr. Pan was an audit manager with Eide Bailly CPAs & Business Advisors (“Eide Bailly”) at its Oklahoma City office. Mr. Pan had been working at Eide Bailly since September 2005. From September 1998 to September 2005, Mr. Pan was a statistical analyst and economist with the State of Oklahoma. From 1994 to 1996, Mr. Pan worked as a loan project officer for Asian Development Bank Loan Management Office in Anhui, China. From 1988 to 1994, Mr. Pan was an associate professor at Anhui University, China, teaching English language. Mr. Pan graduated with a Master of Business Administration from the University of Central Oklahoma in 1999. He obtained his Bachelor of Arts from Anhui University, China in 1988.

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

Deyin Chen has been our chief financial officer since July 1, 2010. Mr. Chen worked for Ashland Inc. from 1997 to 2000 as the CFO of Ashland Inc. China Operations. He worked for IBM and Ernst & Young from 2000 to 2004 as senior analyst. He worked for Trenwith Securities as a partner in China from 2005 to 2010 until he joined the Company. He holds a bachelor degree of nuclear physics from Fudan University, MS degree from University of Cincinnati, MBA degree from York University.

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

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

● Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

● Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

● Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

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

● Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

● Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

● Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC.  Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Act during the Company’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, it is the Company’s understanding that, except for Deyin Chen’s Form 3 filing on June 30, 2010, none of the Forms 3, 4 or 5 required to be filed pursuant to Section 16(a) have been filed by the executive officers, directors and security holders since such persons had become subject to such reporting requirements. The Company is working diligently to obtain SEC filing codes and complete all such filings as soon as possible.

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

Audit Committee

Our audit committee is comprised of independent directors. We established our audit committee in December 2009, which is consist of Haipeng Wu, Zibing Pan and Zhongyang Shang. Zibing Pan, chairman of the audit committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the audit committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The audit committee’s responsibilities include:

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

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table reflects the compensation for the two fiscal years ended December 31, 2010 and 2009, paid to our principal executive officers and each of our  two highest paid executives whose total compensation exceeded $100,000 during these fiscal years (if any).

Name and Principal Position	Year	Salaries ($)	Bonus ($)	Option Awards ($)	No-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total
Ronghua Wang	2010	9,662	-	-	-	-	-	9,662
Chairman and CEO (1)	2009	8,771	-	412,050	-	-	-	420,821
Deyin Chen	2010	36,877	-	200,611	-	-	-	237,488
CFO (2)	2009	-	-	-	-	-	-	-

(1)
Mr. Ronghua Wang was appointed our president and chief executive officer on November 1, 2007. Mr. Wang received the compensation set forth above from Aoxing Pharmaceutical in 2009 or 2010. Mr. Wang’s cash compensation was paid in RMB which, for reporting purposes, has been converted to U.S. dollars at the conversion rate of RMB 6.8409 to one U.S. dollars for 2009, and RMB 6.7792 to one U.S. dollars for 2010. Mr. Wang was granted 220,000 options in total on October 22, 2009, and of which 146,667 were already vested by December 31, 2010.

(2)
Mr. Deyin Chen was appointed as CFO on July 1, 2010. He received the compensation in RMB from Aoxing Pharmaceutical which, for reporting purpose, has been converted to US dollars at the conversion rate of RMB 6.7792 to one U.S. dollars for fiscal 2010.

Grant of Plan-Based Awards

		Estimated Future Payout Under Non-Equity Incentive Awards			Estimated Future Payout Under Equity Incentive Awards			All other Stock Awards: Number of Share	All other Option Awards: Number of Securities		Exercise or Base Price of Option	Grant Date Fair value of Stock and Option
Name	Grant Date	Thresholds ($)	Target ($)	Maximum ($)	Thresholds ($)	Target ($)	Maximum ($)	of Stock or Units	underlying Options		Awards ($)	Awards (1)
Ronghua Wang	10/22/09	-	-	-	-	-	-	-	220,000	(2)	2.60	137,350
Deyin Chen	10/27/10	-	-	-	-	-	-	-	120,000	(3)	2.80	33,435

(1)	Reflects dollar amount expensed by the Company for the year ended December 31, 2010 for financial statement reporting purposes pursuant to FAS 123R.

(2)	The vesting schedule for these options is as follows: 33.33% on the grant date and each of the 1st and 2nd-year anniversary of the grant date.

(3)	The options are to be vested on the 1st anniversary of the grant date.

Outstanding Equity Awards

	Option Awards								Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Incentive Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, or Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares, or Units or Other Rights That Have Not Vested
Ronghua Wang	10/22/09	146,667	(1)	73,333	(1)	-	2.60	10/21/14	-	-	-	-
Deyin Chen	10/27/10	-	(2)	120,000	(2)	-	2.80	10/26/15	-	-	-	-

(1)	33.33% of the options vest(ed) on October 22, 2009, October 22, 2010 and October 22, 2011.
(2)	The options are to be vested on October 26, 2011.

Employment Agreements

We currently have an employment agreement with Deyin Chen for one-year term ending June 30, 2011 whereas both parties can terminate in advance by writing. We have no any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Aoxing Pharmaceutical has employment agreements with Mr. Ronghua Wang for 5-year term ending June 60, 2015; Shuang Gong, who serves as corporate secretary of both Aoxing Pharmaceutical and Biostar, and Amei Zhang, who is chief operating officer for both Aoxing Pharmaceutical and Biostar. The employment agreements of Ms. Gong and Ms. Zang have the same material terms. Their employment agreements provide for a term of 5 years, year-end bonuses based on profitability of Aoxing Pharmaceutical, a salary increases based on performance, and health and insurance benefits. Aoxing Pharmaceutical may terminate the employment agreements for cause by reason of serious neglect, criminal charges, or violation of the Aoxing Pharmaceutical’s rules by the employee. On the other hand, the employee may terminate the employment agreement on 30-day notice and may terminate without notice in the event Aoxing Pharmaceutical violates health and safety regulations, fails to provide labor protection or fails to pay the employee.

Director Compensation

The following table provides compensation information for our directors, except for Chairman Mr. Wang whose compensation was shown in ITEM 11, during the fiscal year ended December 31, 2010:

	Fees ($)	Stock Awards ($)	Option Awards ($) (1)	No-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Qinghua Liu	5,974	-	40,914	-	-	-	46,888

Haipeng Wu	17,111	-	10,228	-	-	-	27,339

Ziping Pan	13,770	-	43,858	-	-	-	57,628

Zhongyang Shang	2,950	-	43,858	-	-	-	46,808

(1)
Reflects dollar amount expensed by the Company during the year ended December 31, 2010 for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the stock award as of the date of grant, and to then expense that value over the service period over which the stock award becomes exercisable (vested). As a general rule, for time in service based stock awards, the Company will immediately expense any stock award or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock award.

Agreements with Directors

Under our agreement with Mr. Pan, he was appointed for one year or until the next annual shareholders’ meeting, and will be entitled to receive annual compensation of Renminbi (“RMB”) 120,000 for his services rendered as a member of the board of directors and as chairman of the audit committee, payable in quarterly installments and subject to his continuous service on the board of directors. Mr. Pan is additionally granted options under our 2009 Incentive Stock Plan (the “Plan”) to purchase up to 50,000 shares of Common Stock, and in connection therewith, Mr. Pan had entered into a nonstatutory stock option agreement with us. Additionally, Mr. Pan will be reimbursed for his expenses incurred in connection with the performance of his duties, including travel expenses. We have also agreed to obtain directors’ and officers’ liability insurance, and to maintain such insurance during Mr. Pan’s appointment on the board of directors. Mr. Pan’s appointment terminates immediately if he: (a) resigns for any reason; (b) is removed or not re-elected at the next annual meeting of shareholders; (c); is declared bankrupt; (d) is disqualified from acting as a director; (e) dies; or (f) is ordered to resign by a court of competent jurisdiction.

Under our agreement with Mr. Shang, he was appointed for one year or until the next annual shareholders’ meeting, and will be entitled to receive annual compensation of RMB 20,000 for his services rendered as a member of the board of directors and as chairman of the compensation committee and member of the audit and nominating committees, payable in quarterly installments and subject to his continuous service on the board of directors. Mr. Shang is additionally granted options under the Plan to purchase up to 50,000 shares of Common Stock, and in connection therewith, Mr. Shang will enter into a nonstatutory stock option agreement with us. Additionally, Mr. Shang will be reimbursed for his expenses incurred in connection with the performance of his duties, including travel expenses. We have also agreed to obtain directors’ and officers’ liability insurance, and to maintain such insurance during Mr. Shang’s appointment on the board of directors. Mr. Shang’s appointment terminates immediately if he: (a) resigns for any reason; (b) is removed or not re-elected at the next annual meeting of shareholders; (c); is declared bankrupt; (d) is disqualified from acting as a director; (e) dies; or (f) is ordered to resign by a court of competent jurisdiction.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company’s annual general shareholder meeting, held on October 27, 2010, had approved “Biostar Pharmaceuticals, Inc. 2009 Incentive Stock Plan” (hereinafter the “2009 Plan”). The maximum number of shares that may be issued under the 2009 Plan is 2,000,000 shares of our common stock. Under this Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The 2009 Plan is administered either by the compensation committee or a committee appointed by the Board, which is comprised of a combination of two or more officers and/or members of the Board. The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan to approve the eligible persons nominated by the management of the Company to be granted awards of common stock (“Awards”) or stock options, to determine the number of Awards or stock options to be granted to an eligible person; to determine the time or times at which or stock options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; to remove or adjust any restrictions and conditions upon Awards or Stock Options; to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of December 31, 2010, 888,889 shares of our common stock remaining available for future issuance under the 2009 Plan, including 88,889 shares added retroactively from the options issued to our former CFO MS. Zhao on June 30, 2010.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 18, 2011, by (i) any person or group with more than 5% of our voting securities, (ii) each director and executive officer and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 18, 2011, are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

Beneficial Owner (1)	Title/Status	Common Shares	Vested Options	Amount of Beneficial Owner	(2)	Percent of Class	(2)
Ronghua Wang	Chairman and CEO	8,966,973	146,667	9,113,640	(3)	33.28%	(3)

Qinghua Liu	Director	3,000	53,333	56,333	(4)	0.21%	(4)

Haipeng Wu	Director	-	13,333	13,333	(5)	0.05%	(5)

Ziping Pan	Director	-	16,667	16,667	(6)	0.06%	(6)

Zhongyang Shang	Director	-	16,667	16,667	(7)	0.06%	(7)

Deyin Chen	CFO	-	-	-		-

Amei Zhang	COO	20,000	53,333	73,333	(8)	0.27%	(8)

Shuang Gong	Secretary of Board	3,000	66,667	69,667	(9)	0.25%	(9)

Andrew Barron Worden	Shareholder	-	-	1,647,872	(10)	6.02%	(10)

(1)	The address for each of the named beneficial owners is: No. 588 Shiji Avenue, Xianyang City, Shaanxi province, PRC, 712046.
(2)
Unless otherwise noted, the number and percentage of outstanding shares of common stock of Biostar is based upon 27,387,436 shares outstanding as of December 31, 2010. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(3)	Includes 146,667 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on October 22, 2009.
(4)	Includes 53,333 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on October 22, 2009.
(5)	Includes 13,333 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on October 22, 2009.
(6)	Includes 16,667 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on December 30, 2009.
(7)	Includes 16,667 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on December 30, 2009.
(8)	Includes 53,333 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on October 22, 2009.
(9)	Includes 66,667 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on October 22, 2009.
(10)
Includes 43,689 shares of common stock issuable upon exercise of the Company’s warrants held by Mr. Worden. In addition, the number of shares reported herein also includes 1,164,864 shares of the Company’s common stock and 439,319 shares of common stock issuable upon exercise of the Company’s warrants which are held by a group of shareholders with respect to which Mr. Worden has been granted dispositive power and, therefore, may be deemed to beneficially own such securities. Mr. Worden’s address is 730 Fifth Avenue, 25th Floor, New York, New York 10019.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As described in “Business – Our History and Corporate Structure” above, we have the right, through our wholly-owned subsidiary Shaanxi Biostar, to appoint the officers and directors of Aoxing Pharmaceutical. The transactions described in “Business – Our History and Corporate Structure” involve officers and directors of Shaanxi Biostar and Aoxing Pharmaceutical, some of whom are also our officers and directors. To understand these relationships and these transactions, you should review the discussion in this report under “Business – Our History and Corporate Structure.”

Other than the above transactions or otherwise set forth in any reports filed by the Company with the SEC, the Company and its subsidiaries have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of its common stock, or family members of such persons. The Company is not a subsidiary of any company.

Review and Approval Policies and Procedures for Related Party Transactions

Our executive officers and directors, and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction with us without the prior consent of our Audit Committee, or other independent committee of our board of directors in the case it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates must first be presented to our Audit Committee for review, consideration and approval. All of our directors, executive officers and employees are required to report to our Audit Committee any such related party transaction. In approving or rejecting the proposed agreement, our Audit Committee shall consider the relevant facts and circumstances available and deemed relevant to the Audit Committee. Our Audit Committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion.

Director Independence

Our Board is subject to the independence requirements of the Nasdaq Stock Market (Nasdaq). Our Board has determined that a majority of our directors and all current members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are ‘‘independent’’ under the standards provided by the Nasdaq and that the members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act. The Board based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. Based upon information submitted to the Board and consistent with the foregoing Nasdaq and SEC requirements, the Board has determined that Haipeng Wu, Zibing Pan and Zhongyang Shang are independent directors on the Board.  None of such directors engage in any transaction, relationship or arrangement contemplated under Section 404(a) of Regulation S-K.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Morgenstern, Svoboda & Baer, CPAs, P.C. (“MSB”) served as our independent registered public accounting firm for our fiscal year ended December 31, 2008.  On June 30, 2009, MSB resigned and we appointed Acquavella, Chiarelli, Shuster, Berkower & Co., LLP (”ACSB”) as our new independent registered public accounting firm for our fiscal year ended December 31, 2009. On January 22, 2010, we dismissed ACSB and appointed Mazars CPA Limited (“Mazars”) as our new independent registered public accounting firm for our fiscal year ended December 31, 2009  and 2010. The audit fees we paid to Mazars for 2010 and 2009 were $151,500 and $105,000 respectively. During fiscal 2009, the audit fees we paid ACSB and MSB were $16,000 and $44,000 respectively.

PART IV.

ITEM 15.     EXHIBITS

Exhibit Number	Description
2.1	Assets Acquisition Agreement with Xi’an Meipude Bio-Technology Co., Ltd. (5)
3.1	Articles of Incorporation filed with the corporate secretary of State of the State of Maryland on March 27, 2007 (1)
3.2	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on August 1, 2007 (1)
3.3	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on September 14, 2007 (1)
3.4	Certificate of Designation for the Series B Convertible Preferred Stock as filed with the corporate secretary of State of Maryland on November 2, 2009 (2)
3.4	Bylaws (1)
10.1	Employment Agreement with Deyin Chen dated June 30, 2010 (3) **
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

10.4	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Ronghua Wang dated June 30, 2010 (6)
10.5	2009 Incentive Stock Plan ** (4)
14.1	Code of Ethics (4)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.
** Indicates employment or compensatory arrangement, plan or agreement
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2010.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010.
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010.
(7)	Incorporated by reference from the Company’s Schedule 14A filed with the SEC on October 1, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: March 24, 2011	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: March 24, 2011	By:	/s/ Deyin Chen
Deyin Chen Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2011	By:	/s/ Qinghua Liu
Qinghua Liu, Director

Date: March 24, 2011	By:	/s/ Haipeng Wu
Haipeng Wu, Director

Date: March 24, 2011	By:	/s/ Zibing Pan
Zibing Pan, Director

Date: March 24, 2011	By:	/s/ Zhongyang Shang
Zhongyang Shang, Director