Form 10-Q
period 2011-03-31
Biostar Pharmaceuticals, Inc.
filed 2011-05-16
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had 27,387,436 shares issued and outstanding as of May 13, 2011.

TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,297,373	$13,211,443
Accounts receivable	28,228,317	28,535,712
Inventories	750,184	351,682
Prepaid expenses and other receivables	1,216,471	1,251,397
Total Current Assets	45,492,345	43,350,234

Deposits	7,786,129	7,713,482
Property and equipment, net	6,013,803	5,958,636
Intangible assets, net	10,987,241	11,064,591

Total Assets	$70,279,518	$68,086,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$3,896,933	$3,991,071
Value-added tax payable	851,051	1,509,173
Income tax payable	1,052,908	2,086,702
Short-term bank loan	458,008	-
Due to a shareholder	199,957	-
Total Current Liabilities	6,458,857	7,586,946

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized,
27,387,436 shares issued and outstanding as of March 31, 2011 and December 31, 2010	27,387	27,387
Additional paid-in capital	20,884,685	20,706,667
Statutory reserve	4,666,381	4,666,381
Retained earnings	35,848,053	33,124,540
Accumulated other comprehensive income	2,394,155	1,975,022
Total Stockholders' Equity	63,820,661	60,499,997

Total Liabilities and Stockholders' Equity	$70,279,518	$68,086,943

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPEATIONS
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010

Sales, net	$15,288,927	$12,363,175

Cost of sales	4,603,713	2,840,426

Gross profit	10,685,214	9,522,749

Operating expenses:
Selling expenses	6,057,025	5,609,561
General and administrative expenses	900,026	780,212

Total operating expenses	6,957,051	6,389,773

Income from operations	3,728,163	3,132,976

Other income (expense)
Interest income	44,815	3,686
Other income	94	-
Other expenses	-	(6,131)
Foreign exchange loss	-	(5,641)
Total other income (expense)	44,909	(8,086)

Income before income taxes	3,773,072	3,124,890

Provision for income taxes	1,049,559	861,575

Net income	$2,723,513	$2,263,315

Net income per common stock
Basic	$0.10	$0.09
Diluted	$0.10	$0.08

Weighted average number of common stock outstanding
Basic	27,387,436	25,129,674
Diluted	27,397,211	27,341,138

The Components of Comprehensive Income
Net income	$2,723,513	$2,263,315
Foreign currency translation adjustment	419,133	(3,054)
Comprehensive Income	$3,142,646	$2,260,261

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,723,513	$2,263,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,085	138,403
Stock-based compensation and other non-cash expenses	178,018	154,490
Changes in operating assets and liabilities:
Accounts receivable	576,149	(1,030,791)
Inventories	(395,190)	(224,825)
Prepaid expenses and other receivables	46,712	13,420
Accounts payable and accrued expenses	(131,727)	248,346
Value-added tax payable	(672,336)	(421,316)
Income tax payable	(1,053,447)	(561,431)
Exchange difference	9,662	-
Net cash provided by operating activities	1,388,439	579,611

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(84,902)	(281,542)
Acquisition of proprietary technologies	-	(265,153)
Net cash used in investing activities	(84,902)	(546,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term bank loan	458,008	-
Due to a shareholder	199,957	-
Proceeds from issuance of common stock	-	37,537
Net cash provided by financing activities	657,965	37,537

Effect of exchange rate changes on cash and cash equivalents	124,428	(5,739)

Net increase in cash and cash equivalents	2,085,930	64,714

Cash and cash equivalents, beginning balance	13,211,443	8,577,704

Cash and cash equivalents, ending balance	$15,297,373	$8,642,418

SUPPLEMENTAL DISCLOSURES:
Income tax payments	$2,099,563	$1,423,006

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$-	$1,593
Cashless exercise of warrants	$-	$815
Prior year deposit for acquisition of property and equipment	$-	$438,851
Payable for acquisition of property and equipment and intangible assets	$-	$197,483

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Agreements dated July 9, 2010 are merely replacement of the Agreements dated November 1, 2007 and therefore, there is no significant change in the contractual terms between the Agreements dated July 9, 2010 and November 1, 2007. The existing registered owners of Aoxing Pharmaceutical, Shaanxi Biostar and Biostar had mutually agreed that no consideration would be paid / payable upon the execution of the Agreements July 9, 2010. The interest of Biostar in Aoxing Pharmaceutical was not and would not be affected by the replacement of the Agreements.

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

Additional capital provided to Aoxing Pharmaceutical by the Company was recorded as an interest-free loan to Aoxing Pharmaceutical. There was no written note to this loan, the loan was not interest bearing, and the loan was eliminated during consolidation. Under the terms of the Agreements, the owners of Aoxing Pharmaceutical are required to transfer their ownership of Aoxing Pharmaceutical to the Company’s subsidiary in the PRC when permitted by PRC laws and regulations or to designees of the Company at any time when the Company considers it is necessary to acquire Aoxing Pharmaceutical. In addition, the owners of Aoxing Pharmaceutical have pledged their shares in Aoxing Pharmaceutical as collateral to secure the Agreements.

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

The consolidated balance sheets and certain comparative information as of December 31, 2010 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2010 (“2010 Annual Financial Statements”), included in the Company’s 2010 Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with the 2010 Annual Financial Statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, impairment, inventory allowance, taxes and contingencies.

Accounts Receivable

The Company maintains allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Terms of sales vary. Allowances are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $139,581 and $138,279 as of March 31, 2011 and December 31, 2010, respectively.

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$446,978	$175,266
Work in process	5,688	122,655
Finished goods	297,518	53,761
	$750,184	$351,682

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

Real property                                                                                   30 years
Leasehold improvements                                                               30 years
Machinery & equipment                                                                5-10 years
Furniture & fixtures and vehicles                                                 5-10 years

Property and equipment consisted of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Real property	$2,413,171	$2,405,807
Leasehold improvements	1,956,289	1,956,289
Machinery & equipment	630,279	628,306
Furniture & fixtures	63,420	63,420
Vehicles	157,238	91,995
Construction in progress	2,054,863	2,044,541
	7,275,260	7,190,358
Less: Accumulated depreciation	(1,261,457)	(1,231,722)
	$6,013,803	$5,958,636

As of March 31, 2011 and December 31, 2010, expenditures incurred for the construction of a raw material processing plant and a new production plant were $2,054,863 and $2,044,541, respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The Company’s land use rights will expire between 2049 and 2056. The Company’s proprietary technologies were mainly contributed by four ex-owners of Aoxing Pharmaceutical and relate to the production of the Company's five state-approved drugs. All of the Company’s intangible assets are subject to amortization with estimated useful lives of:

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Land use rights	$10,571,810	$10,571,810
Proprietary technologies	1,776,694	1,776,694
	12,348,504	12,348,504
Less: Accumulated amortization	(1,361,263)	(1,283,913)
	$10,987,241	$11,064,591

The estimated future amortization expenses related to intangible assets as of March 31, 2011 are as follows:

Years Ending December 31,
2011, nine months	$344,410
2012	417,514
2013	417,514
2014	417,514
2015	417,514
Thereafter	8,972,775

Advertising

Advertising expense consists primarily of costs of promoting the Company’s corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the three months ended March 31, 2011 and 2010, the Company incurred advertising expense of approximately $3,109,000 and $3,081,000, respectively.

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

Recent accounting pronouncements

Effective January 1, 2011, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the FASB:

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

The adoption of the foregoing ASUs did not have a material effect on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, this ASU is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. It is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Deposit for research and development	$1,213,723	$1,247,694
Other receivables	2,748	3,703
	$1,216,471	$1,251,397

Note 4 – DEPOSITS

The deposits consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
Refundable deposit paid for acquiring a medicine packaging manufacturer	$916,015	$907,469
Refundable deposit paid for acquiring a pharmaceutical manufacturer	4,580,076	4,537,342
Deposit paid for acquiring proprietary technology	2,290,038	2,268,671
	$7,786,129	$7,713,482

Note 5 – SHORT-TERM BANK LOAN

On March 21, 2011, the Company was granted Chinese Yuan Renminbi (“RMB”) 3,000,000 (approximately $458,000) one year short-term bank loan from a local bank in the PRC, with annual interest rate at 7.88%, for working capital purpose. The loan is secured by (1) personal guarantee executed by a major shareholder (and his wife) of the Company and (ii) pledge of the Company’s real property with carrying amount of approximately $1,025,000 as of March 31, 2011. The loan will be paid off on March 20, 2012. As of March 31, 2011, the carrying amount of the short-term bank loan approximates the fair value.

Note 6 – DUE TO A SHAREHOLDER

The amount due is unsecured, interest free and has no fixed repayment term.

Note 7 – STOCKHOLDERS’ EQUITY

Common stock

As of March 31, 2011 and December 31, 2010, the Company has 100,000,000 shares of common stock authorized and 27,387,436 shares of common stock issued and outstanding at par value of $0.001 per share.

Warrants

The Warrants issued in connection with the November 2, 2009 private placement of Series B Convertible Preferred Stock are exercisable for a period of five years from their issuance date at an initial exercise price of $3 per share.  The Company has the right at any time, on at least forty-five (45) day written notice, to redeem the outstanding Warrants at a price of one cent ($0.01) per share provided the market price of the Company’s common stock equals to or exceeds $4.5 on each trading day for twenty (20) consecutive trading days ending on the trading day prior to the date that the Company intends to redeem the Warrants.

The Warrants are classified as equity and amounts attributable to the Warrants are classified within additional paid-in capital.

On June 1, 2010, the Company issued 55,000 warrants to an investor relations firm.  The warrants are exercisable for three years by May 31, 2013 at $2 per share.

The following table summarizes the Company’s outstanding warrants as of March 31, 2011 and December 31, 2010.

			Outstanding as of
		Exercise	March 31, 2011 and	Weighted Average
Grant date	Issued	Price	December 31, 2010	Exercise Price

November 2, 2009	500,000	$3	500,000
June 1, 2010	55,000	$2	55,000
Total, as of March 31, 2011 and December 31, 2010	555,000		555,000	$2.90

Stock Options

The Company’s board of directors approved its 2009 stock plan (“2009 Incentive Stock Plan”) under which it may grant incentive and nonqualified stock options, stock awards or restricted stocks to eligible participants.  Options are generally granted for a term of 5 years.  Except for the options granted to the Company’s existing management on October 22, 2009, options granted under the Stock Plan generally vest annually in 3 equal installments, the first being on the first anniversary of the grant contingent upon employment with the Company on the vesting date.  Options granted on October 22, 2009 vest annually in 3 equal installments, the first being on the grant date and options granted on October 27, 2010 vested in one year from the issuance date of such options.

The following table summarizes the Company’s outstanding options as of March 31, 2011 and December 31, 2010.

						Options		Weight
				Movement up to		Outstanding as of	Weighted	Average	Vested on
				March 31, 2011		March 31 2011	Average	Remaining	March 31, 2011
	Number of	Exercise	Expiry			and	Exercise	Life	and
Grant date	option	Price	Date	Exercised	Cancelled	December 31, 2010	Price	(in year)	December 31, 2010

October 22, 2009	980,000	$2.60	October 21, 2014	-	(133,333)	846,667			586,667
December 30, 2009	100,000	$4.45	December 29, 2013	-	-	100,000			33,333

October 27, 2010	120,000	$2.80	October 26, 2015	-	-	120,000			-
Total, as of March 31, 2011 and December 31, 2010	1,200,000			-	(133,333)	1,066,667	$2.80	3.5	620,000

Note 8 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2011	2010
Basic net income per share:
Net income used in computing basic net income per share	$2,723,513	$2,263,315
Weighted average number of common stock outstanding	27,387,436	25,129,674
Basic net income per share	$0.10	$0.09

Diluted net income per share:
Net income used in computing diluted net income per share	$2,723,513	$2,263,315

Weighted average number of common stock outstanding	27,387,436	25,129,674
Weighted average effect of dilutive securities:
Convertible preferred stocks	-	1,669,107
Stock options / warrants	9,775	442,357
Make good shares	-	100,000
Shares used in computing diluted net income per share	27,397,211	27,341,138

Diluted net income per share	$0.10	$0.08

Note 9 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its PRC operations for the three months ended March 31, 2011 and 2010, and has recorded income tax provision for the periods.

The Company’s subsidiaries and VIE were incorporated in the PRC and are governed by the Income Tax Law of the PRC and various local income tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in general and administrative expenses in the statements of operations.

For the three months ended March 31, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 10 - STATUTORY RESERVES

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2011 and December 31, 2010, the Company’s VIE had allocated $4,666,381 and $4,666,381, respectively, to these non-distributable reserve funds.

Note 11 - COMMITMENT

Research and Development (“R&D”) Agreement

As of March 31, 2011, the Company entered into three agreements with certain research institutes to conduct clinical trials for three new drugs and one existing drug.  Pursuant to these agreements as of March 31 2011, the Company paid $1,213,723 as a deposit for clinical trial expenses and is obligated to pay the research institutes an additional $1,314,558 upon completion of the clinical trials.

Capital commitments

As of March 31, 2011, the Company had capital expenditure commitments on construction contracts, purchase of proprietary technologies and acquisition of business of approximately $26,900,000.

Note 12 - SEGMENT INFORMATION

During the three months ended March 31, 2011 and 2010, all revenues of the Company represented net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

Note 13- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

All of the Company’s operations are carried out in the PRC; therefore the Company is subject to the risks not typically associated with entities operating in the USA. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. All of the following risks may impair the Company’s business operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected.  In such case, an investor in the Company may lose all or part of the investment. Such risks include:

●	The Company may not be able to adequately protect and maintain its intellectual property.
●	The Company may not be able to obtain regulatory approvals for its products.
●	The Company may have difficulty competing with larger and better financed companies in the same sector.
●	New legislative or regulatory requirements may adversely affect the Company’s business and operations.
●	The Company is dependent on certain key existing and future personnel.
●	Changes in the laws and regulations in the PRC may adversely affect the Company’s ability to conduct its business.
●	The Company may experience barriers to conducting business due to governmental policy.
●	Capital outflow policies in the PRC may hamper the Company’s ability to remit income to the USA.
●	Fluctuation of the RMB could materially affect the Company’s financial condition and results of operations.
●	The Company may face obstacles from the communist system in the PRC.
●	The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.
●	The Company’s growth is dependent on its ability to successfully develop, market, or acquire new drugs. The Company may be subject to product liability claims in future.
●
Trade barriers and taxes may have an adverse affect on the Company’s business and operations. There may not be sufficient liquidity in the market for the Company’s securities in order for investors to sell their securities.

Note 14 – RECLASSIFICATION

Certain amounts in the prior period have been reclassified to conform to the current period’s presentation.

Note 15 – SUBSEQUENT EVENT

Effective as of April 7, 2011, the Board of Directors of the Company (the “Board”) appointed Mr. Zack Zibing Pan as the Company’s Chief Financial Officer. Mr Pan’s compensation includes a base salary of $120,000 per annum; a stock option grant in the amount of 70,000 shares, at an exercise price per share equal to the average of the closing price for the Company’s securities on five trading days following the execution of the service agreement, which grant will vest twelve months after the issuance date; and a grant of 30,000 shares of the Company’s common stock pursuant to the Company’s 2009 Incentive Stock Plan.

Effective as of April 7, 2011, the Board appointed Mr. Leung King-fai (Patrick) to the Board. Mr. Leung was also appointed to serve on the Audit Committee of the Board in the capacity of the Chairman of such committee and designated as the Audit Committee financial expert as the term is defined under the federal securities laws.  Mr. Leung’s compensation includes monthly cash retainer of RMB 5,000 and a grant of 20,000 shares options to purchase shares of the Company’s common stock at the exercise price equal to the price of the Company’s securities on the grant date, vesting in 3 equal installments, the first installment on the 1st anniversary of the grant, pursuant to the Company’s 2009 Incentive Stock Plan.

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

You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

Results of Operations

Net Sales

For the three months ended March 31, 2011, total net sales increased by approximately $2.9 million or 24%, compared to the same period in 2010. This was primarily due to our diversified product portfolio and marketing efforts in existing and new sales regions. Domestic Chinese customers still accounted for 100% of total sales.

Net Sales	Three Months Ended March 31,
	2011		2010
Drugs
Xin Aoxing Oleanolic Acid Capsule	11,067,409	72.4%	9,202,665	74.5%
Gan Wang Compound Paracetamol Capsule	838,470	5.5%	733,751	5.9%
Tianqi Dysmenorrhea Capsule	974,104	6.4%	838,743	6.8%
Danshen Granule	612,856	4.0%	544,746	4.4%
Taohuasan Pediatrics Medicine	1,121,535	7.3%	1,043,270	8.4%
Subtotal	14,614,374	95.6%	12,363,175	100.0%

Health products
Tangning Capsule	219,602	1.4%	-	-
Yizi Capsule	295,308	1.9%	-	-
Shengjing Capsule	131,939	0.9%	-	-
Aoxing Ointment	27,704	0.2%	-	-
Subtotal	674,553	4.4%	-	-

Total sales, net	15,288,927	100%	12,363,175	100%

 Revenue from rural market were approximately $1.5 million and $0.8 million, accounted for 10% and 6% of the total net sales for the three months ended March 31, 2011 and 2010 respectively, representing about 88% increase. Rural market typically has less competition in the PRC, and pharmaceutical consumption per capita is almost 10% of that in city market of the PRC. We believe that the rural market has much bigger potential to grow.

Cost of sales

Compared to the same period of 2010, cost of sales increased by about $1.8 million or 62% for the three months ended March 31, 2011.  The increase in the cost of sales was primarily due to the increase in sales volume of the Company’s products and temporary significant increase in costs of raw materials, especially those used in Taohuasan Pediatrics Medicine, Danshen Granule, and Tianqi Dysmenorrhea Capsule.

	Three Months Ended March 31,
	2011		2010

Xin Aoxing Oleanolic Acid Capsule	1,626,045	35.3%	1,371,338	48.3%
Gan Wang Compound Paracetamol Capsule	444,916	9.7%	383,485	13.5%
Tianqi Dysmenorrhea Capsule	536,114	11.6%	307,061	10.8%
Danshen Granule	519,465	11.3%	417,147	14.7%
Taohuasan Pediatrics Medicine	1,172,974	25.5%	361,395	12.7%
Subtotal	4,299,514	93.4%	2,840,426	100.0%

Tangning Capsule	70,109	1.5%	-	-
Yizi Capsule	113,018	2.5%	-	-
Shengjing Capsule	102,364	2.2%	-	-
Aoxing Ointment	18,708	0.4%	-	-
Subtotal	304,199	6.6%	-	-

Total cost of sales	4,603,713	100%	2,840,426	100%

Gross Profit

Gross profit increased by $1.2 million or 12% for the three months ended March 31, 2011, compared to the same period in 2010. The increase in gross profit was due primarily to the increase in sales volume and the diversified products.

Gross Profit (Loss)	Three Months Ended March 31,
	2011		2010
Drugs
Xin Aoxing Oleanolic Acid Capsule	9,441,364	88.3%	7,831,327	82.2%
Gan Wang Compound Paracetamol Capsule	393,554	3.7%	350,266	3.7%
Tianqi Dysmenorrhea Capsule	437,990	4.1%	531,682	5.6%
Danshen Granule	93,391	0.9%	127,599	1.3%
Taohuasan Pediatrics Medicine	(51,439)	-0.5%	681,875	7.2%
Subtotal	10,314,860	96.5%	9,522,749	100%

Health products
Tangning Capsule	149,493	1.4%	-	-
Yizi Capsule	182,290	1.7%	-	-
Shengjing Capsule	29,575	0.3%	-	-
Aoxing Ointment	8,996	0.1%	-	-
Subtotal	370,354	3.5%	-	-

Total gross profit	10,685,214	100%	9,522,749	100%

The overall gross profit margin decreased by 7% in the first quarter of 2011 compared to the same period in 2010 mainly because of the temporary significant increase in the costs of raw materials for certain medications, especially Taohuasan Pediatrics Medicines, Danshen Granule, and Tianqi Dysmenorrhea Capsule. The costs of raw materials have restored to normal level since April 2011. Also, the health products that we began to distribute from the second quarter 2010 carried lower gross margins than those typical of our drug products historically.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% of Change
Selling expenses	6,057,025	40%	5,609,561	45%	8%
General & administrative expenses	900,026	6%	780,212	6%	15%

The period-over-period increase in selling expenses in dollar amount for the three months ended March 31, 2011 were mainly due to the increase in both business volume and advertising expenditures. Advertising expense accounted for 51% and 54% of the total selling expenses for the three months ended March 31, 2011 and 2010, respectively. General and administrative expenses as a percentage of total net sales were unchanged for the three months ended March 31, 2011 and 2010.

Stock-based compensation

Our Board of Directors adopted a Stock Option Incentive Plan in August 2009. The values of options granted under the Plan are expensed over the term of their respective vesting periods. Stock awards are valued using the market price on or around the date the shares were awarded and included as a period compensation expense. Consequently, we incurred $178,018 and $154,490 in stock-based compensation for the three months ended March 31, 2011 and 2010, respectively.

Interest Expense

We did not incur interest expense for the three months ended March 31, 2011 and 2010.

Provision for Income Taxes

	Three Months Ended March 31,
	2011	2010

Provision for income taxes	1,049,559	861,575
Effective tax rate	28%	28%

For the three months ended March 31, 2011, provision for income taxes increased by $187,984, compared to the same period in 2010, driven by higher taxable income year over year. The applicable tax rate for the three months ended March 31, 2011 was 25%, being the uniform corporate income tax rate in China.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $15.3 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding product lines, research and development capabilities, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s pharmaceutical products will be the primary organic source of funds for future operating activities in 2011. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, as we may deem appropriate, we may rely on bank borrowing, if available, as well as capital raises. There is no assurance that we will find such funding on acceptable terms, if at all.

Net cash provided by operating activities for the three months ended March 31, 2011 was approximately $1.4 million. This was primarily due to our net income of approximately $2.7 million, adjusted by non-cash related expenses including depreciation and amortization, and stock-based compensation of approximately $0.3 million, offset by a net increase in working capital items of approximately $1.6 million. The net increase in working capital items was mainly due to the decrease in income tax and value-added tax payable.

Net cash used in investing activities for the three months ended March 31, 2011 was approximately $0.1 million, primarily due to the addition of equipment and vehicles, and also the construction of the new production facility.

Net cash provided by financing activities for the three months ended March 31, 2011 was approximately $0.7 million, due to the short-term bank loan obtained from a local bank in the PRC in March 2011 and funds advanced from a shareholder.(See Notes to the Condensed Consolidated Financial Statements, Note 5 – Short-term Bank Loan and Note 6 – Due to a Shareholder, for the details.)

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

The following table sets out the aging of our accounts receivable for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of March 31, 2011	$28,367,898	$7,542,851	$4,181,400	$6,154,733	$10,263,096	$218,514	$7,304
As of December 31, 2010	$28,673,991	$11,887,988	$11,301,544	$5,440,243	$-	$37,388	6,828

The following table presents the days sales outstanding calculated based on sales and accounts receivables for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Days sales outstanding	145	128

The number of days that sales were outstanding increased to 145 days for the three months ended March 31, 2011 from 128 days for the same period in 2010.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2011:

	Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Construction contract	$229,004	$229,004	-	-	-
Research and development expense	1,314,558	1,314,558	-	-	-
Purchases of intellectual property	8,702,144	-	8,702,144	-	-
Acquisition of business	18,014,964	18,014,964	-	-	-
Total contractual obligations	$28,260,670	$19,558,526	8,702,144	-	-

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Certifying Officers have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon this evaluation, the Certifying Officers have concluded that our Disclosure Controls, as of the end of the period covered by this Quarterly Report, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 1A.    Risk Factors.

Risks Relating to Our Business

Our operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Aoxing Pharmaceutical commenced its current line of business operations in 1997 and received its Good Manufacturing Practices (“GMP”) certification in January 2006, which must be renewed every five years for Aoxing Pharmaceutical to stay in business. We filed the application to renew the GMP certificate and SFDA approved our application and renewed its official GMP license in March, 2011. Aoxing Pharmaceutical’s operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

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

We have no equity ownership interest in Aoxing Pharmaceutical. Our ability to control Aoxing Pharmaceutical and consolidate its financial results is through a series of contractual arrangements between it and our wholly owned subsidiary Shaanxi Biostar. Management of Aoxing Pharmaceutical is an affiliate of us and of Shaanxi Biostar and the stockholders of Aoxing Pharmaceutical are also our stockholders. Thus the contractual arrangements were not entered into as a result of arms’ length negotiations because the parties to such agreements are under common control. Mr. Wang, our chief executive officer and chairman, holds approximately 45.3% of the shares of Aoxing Pharmaceutical and 32.7% of our common stock. While we have been advised by our PRC counsel that the contractual arrangements are legal and enforceable under PRC law, these affiliates control the parties to the contractual arrangements, and it could be possible for them to cause Aoxing Pharmaceutical and its shareholders to breach the contractual arrangements, in which event our unaffiliated investors would have little or no recourse because of the inherent difficulties in enforcing their rights since all our assets are located in the PRC. (See, Risk Factor “The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.”) In the event that management of Aoxing Pharmaceutical decides to cause a breach the contractual arrangements, the risk of loss for the affiliated shareholders of Aoxing Pharmaceutical could be lower than that for the unaffiliated investors, and the interests of the management and shareholders of Aoxing Pharmaceutical would be in conflict with the interest of our other stockholders.

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

Additionally, Zack Pan, our Chief Financial Officer, Amei Zhang, our Chief Operating Officer, Shuang Gong, our Corporate Secretary, Yuan Jian, General Manager and Chief Engineer of Aoxing Pharmaceutical, perform key functions in the operation of our business. There can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel.

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

The GMP certificate is valid for a term of five years, the pharmaceutical products production permits are subject to renewal every five years, and the health food production permits are valid for three year terms, and each must be renewed before its expiration, if applicable. Aoxing Pharmaceutical originally obtained its GMP certificate in January 2006, and it is valid until January 23, 2011. The GMP certificate applies to products described as medicinal tablets, granules, capsules, soft capsules, powder, and ointment. If the GMP certificate expires without renewal, Aoxing Pharmaceutical will not be able to continue production of pharmaceutical products, which will cause its operations to terminate. We filed the application to renew the GMP certificate before its expiration date, and SFDA has approved our application and issued its official GMP license on March 29, 2011. It is a common practice in China to have the grace period between the GMP expiry day and new GMP license day.

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

For the period ended March 31, 2011 and the year December 31, 2010, our Danshen Granule is the only product subject to price controls which did not affect our gross profit, gross margin and net income in a material respect. It is possible that additional products may be subject to price control, or that price controls may be increased in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the website www.oanda.com, as of March 31, 2011, $1 was equal to RMB 6.55011. As we rely entirely on revenue earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for Aoxing Pharmaceutical’s operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the RMB. Thus if we raise 1,000,000 dollars and the RMB appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,567,594  as opposed to RMB  6,550,110 prior to the appreciation. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB; the U.S. dollar equivalent of the RMB we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Aoxing Pharmaceutical has RMB 1,000,000 in assets and RMB is depreciated against the U.S. dollar by 15%, then the assets will be valued at $129,769 as opposed to $152,669  prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 20% appreciation of the RMB against the U.S. dollar as of March 31, 2011. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

As of March 31, 2011, there were 27,387,436 shares of our common stock issued and outstanding. Our officers and directors own approximately 33.4% of our common stock. Mr. Ronghua Wang, our Chairman of the Board and CEO, owns approximately 32.7% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Wang's interests may differ from those of other stockholders. Furthermore, ownership of 33.4% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, the Company did not (i) sell any unregistered securities, or (ii) repurchase any of its equity securities.

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

10.4 10.5	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Ronghua Wang dated June 30, 2010 * Employment Agreement with Zack Zibing Pan dated April 7, 2011*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: May 16, 2011	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Zack Pan
Zack Pan Chief Financial Officer (Principal Financial and Accounting Officer)