Form 10-K/A
period 2010-12-31
Biostar Pharmaceuticals, Inc.
filed 2011-05-19
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

Explanatory Note

Biostar Pharmaceuticals, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2010 which was originally filed with the Securities and Exchange Commission on March 24, 2010 (the “Original Filing”), for the sole purpose of including the signed consent by of the Company’s independent accounting firm of Mazars CPA Limited, LLP as Exhibit 23.1, which was inadvertently omitted in the Original Filing. The Amendment also amends Part IV, Item 15 (Exhibits) to include the consent in the list of exhibits appearing on page 52 of the filing.

The Amendment No. 1, with the exception of the foregoing change, does not make any other changes to the Original Filing; nor does it purport to update or modify disclosures contained in the Original Filing to reflect events that occurred following the filing date thereof. Accordingly, the Amendment No. 1 should be read in conjunction with the Original Filing and other filings made with the Securities and Exchange Commission subsequent thereto.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes- Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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

10.4	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Ronghua Wang dated June 30, 2010 (6)
10.5	2009 Incentive Stock Plan ** (4)
14.1	Code of Ethics (4)
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.
** Indicates employment or compensatory arrangement, plan or agreement
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2010.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010.
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010.
(7)	Incorporated by reference from the Company’s Schedule 14A filed with the SEC on October 1, 2010.

52

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: May 19, 2011	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

53