Form 10-Q
period 2011-06-30
Biostar Pharmaceuticals, Inc.
filed 2011-08-15
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had 28,196,627 shares issued and outstanding as of August 9, 2011.

TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$20,378,813	$13,211,443
Accounts receivable	32,589,618	28,535,712
Inventories	1,669,686	351,682
Prepaid expenses and other receivables	1,296,010	1,251,397
Total Current Assets	55,934,127	43,350,234

Deposits	6,962,711	7,713,482
Property and equipment, net	5,960,352	5,958,636
Intangible assets, net	10,910,846	11,064,591

Total Assets	$79,768,036	$68,086,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$5,722,790	$3,991,071
Value-added tax payable	1,078,415	1,509,173
Income tax payable	1,895,432	2,086,702
Short term bank loan	773,635	-
Due to a shareholder	334,957	-
Total Current Liabilities	9,805,229	7,586,946

Commitment and contingencies

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 27,417,436 and 27,387,436 shares issued and outstanding at June 30, 2011 and December 31, 2010	27,417	27,387
Additional paid-in capital	22,199,832	20,706,667
Statutory reserve	4,666,381	4,666,381
Retained earnings	40,000,688	33,124,540
Accumulated other comprehensive income	3,068,489	1,975,022
Total Stockholders' Equity	69,962,807	60,499,997

Total Liabilities and Stockholders' Equity	$79,768,036	$68,086,943

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales, net	$25,912,134	$19,395,691	$41,201,061	$31,758,866

Cost of sales	7,282,585	5,004,876	11,886,298	7,845,302

Gross profit	18,629,549	14,390,815	29,314,763	23,913,564

Operating expenses:
Selling expenses	10,459,879	6,051,256	16,516,904	11,660,817
General and administrative expenses	2,219,350	807,139	3,119,376	1,587,351

Total operating expenses	12,679,229	6,858,395	19,636,280	13,248,168

Income from operations	5,950,320	7,532,420	9,678,483	10,665,396

Other income (expense)
Interest income	99,499	2,435	144,314	6,121
Other income	454	-	548	-
Interest expense	(7,387)	-	(7,387)	-
Other expenses	-	(187,000)	-	(198,772)
Total other income (expense)	92,566	(184,565)	137,475	(192,651)

Income before income taxes	6,042,886	7,347,855	9,815,958	10,472,745

Provision for income taxes	1,890,252	1,768,800	2,939,811	2,630,375

Net income	$4,152,634	$5,579,055	$6,876,147	$7,842,370

Net income per common stock
Basic	$0.15	$0.21	$0.25	$0.30
Diluted	$0.15	$0.20	$0.25	$0.28

Weighted average number of common stocks outstanding
Basic	27,783,978	26,337,637	27,586,802	26,337,637
Diluted	27,783,978	27,797,012	27,586,802	27,797,012

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,876,147	$7,842,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252,456	277,753
Stock-based compensation and other non-cash expenses	1,493,195	392,551
Make good shares expense	-	187,000
Changes in operating assets and liabilities:
Accounts receivable	(3,396,918)	(5,385,500)
Inventories	(1,309,907)	(1,516,785)
Prepaid expenses and other receivables	(15,802)	(759,808)
Accounts payable and accrued expenses	1,639,831	552,188
Value-added tax payable	(465,504)	(109,713)
Income tax payable	(239,313)	286,730
Exchange difference	92,487	-
Net cash provided by operating activities	4,926,672	1,766,786

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(100,427)	(484,628)
Acquisition of proprietary technologies	-	(265,150)
Refund of deposit paid for acquisition of business	928,361	-
Net cash provided by (used in) investing activities	827,934	(749,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	773,635	-
Advances from a shareholder	334,957	-
Proceeds from issuance of common stock	-	37,537
Net cash provided by financing activities	1,108,592	37,537

Effect of exchange rate changes on cash and cash equivalents	304,172	31,390

Net increase in cash and cash equivalents	7,167,370	1,085,935

Cash and cash equivalents, beginning balance	13,211,443	8,577,704

Cash and cash equivalents, ending balance	$20,378,813	$9,663,639

SUPPLEMENTAL DISCLOSURES:
Interest received	$144,314	$6,121
Interest payments	$(7,387)	$-
Income tax payments	$(3,176,611)	$(2,343,972)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$-	$2,628
Cashless exercise of warrants	$-	$815
Prior year deposit for acquisition of property and equipment	$-	$439,016
Payable for acquisition of property and equipment and intangible assets	$-	$198,279

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

On November 1, 2007, Shaanxi Biostar entered into a series of agreements including a Management Entrustment Agreement, a Shareholders’ Voting Proxy Agreement, an Exclusive Option Agreement and a Share Pledge Agreement (collectively the “Agreements”) with Shaanxi Aoxing Pharmaceutical Co., Ltd. (“Aoxing Pharmaceutical”) and its owners (the “Transaction”). Aoxing Pharmaceutical is a corporation formed under the laws of the PRC. According to these Agreements, Shaanxi Biostar acquired management control of Aoxing Pharmaceutical whereby Shaanxi Biostar is entitled to all of the net profits of Aoxing Pharmaceutical as a management fee and is obligated to fund Aoxing Pharmaceutical’s operations and pay all of the debts. In exchange for entering into the Agreements, on November 1, 2007, the Company issued 19,832,311 shares of its common stock to Aoxing Pharmaceutical’s owners, representing approximately 90% of the Company’s common stock outstanding immediately after the Transaction. Therefore, the Transaction is accounted for as a reverse acquisition, and Aoxing Pharmaceutical is deemed to be the accounting acquirer in the reverse acquisition.

On July 9, 2010, following the change in registered owners of Aoxing Pharmaceutical, a set of new Agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical on the same day.

The Agreements dated July 9, 2010 are merely replacement of the Agreements dated November 1, 2007 and therefore, there is no significant change in the contractual terms between the Agreements dated July 9, 2010 and November 1, 2007. The existing registered owners of Aoxing Pharmaceutical, Shaanxi Biostar and Biostar had mutually agreed that no consideration would be paid / payable upon the execution of the Agreements on July 9, 2010. The interest of Biostar in Aoxing Pharmaceutical was not and would not be affected by the replacement of the Agreements.

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

Accounts Receivable

The Company maintains allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Terms of sales vary. Allowances are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $141,462 and $138,279 as of June 30, 2011 and December 31, 2010, respectively.

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$1,157,392	$175,266
Work in process	25,967	122,655
Finished goods	486,327	53,761
	$1,669,686	$351,682

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

Real property	30 years
Leasehold improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Real property	$2,413,171	$2,405,807
Leasehold improvements	1,956,289	1,956,289
Machinery & equipment	638,436	628,306
Furniture & fixtures	66,282	63,420
Vehicles	157,239	91,995
Construction in progress	2,059,368	2,044,541
	7,290,785	7,190,358
Less: Accumulated depreciation	(1,330,433)	(1,231,722)
	$5,960,352	$5,958,636

As of June 30, 2011 and December 31, 2010, expenditures incurred for the construction of a raw material processing plant and a new production plant were $2,059,368 and $2,044,541, respectively.

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

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Land use rights	$10,571,810	$10,571,810
Proprietary technologies	1,776,694	1,776,694
	12,348,504	12,348,504
Less: Accumulated amortization	(1,437,658)	(1,283,913)
	$10,910,846	$11,064,591

The estimated future amortization expenses related to intangible assets as of June 30, 2011 are as follows:

Years Ending December 31,
2011, six months	$208,757
2012	417,514
2013	417,514
2014	417,514
2015	417,514
Thereafter	9,032,033

Advertising

Advertising expense consists primarily of costs of promoting the Company’s corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the six months ended June 30, 2011 and 2010, the Company incurred advertising expense of approximately $9.2 million and $7.5 million, respectively.

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

Recent accounting pronouncements

Effective during the period for the six months ended June 30, 2011, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the FASB:

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

ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends Topic 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20 (see above). The ASU delays the effective date of the disclosures about troubled debt restructuring as required in the ASU 2010-20. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring and to issue its guidance on the topic.

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

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework — that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. Thus, there are few differences between this ASU and its international counterpart, IFRS 13. While this ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Topic 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in Topic 820 is applied. This ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. It is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. This ASU removes the presentation options in Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This ASU does not require incremental disclosures in addition to those required by Topic 250 or any transition guidance. Because the Company is currently adopted to present comprehensive income within the consolidated statements of changes of equity and therefore, it is expected this ASU would change the presentation of comprehensive income in the Company’s consolidated financial statements upon its adoption.

Note 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Deposit for research and development	$1,294,677	$1,247,694
Other receivables	1,333	3,703
	$1,296,010	$1,251,397

Note 4 – DEPOSITS

The deposits consisted of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)
Refundable deposit paid for acquiring a medicine packaging manufacturer	$-	$907,469
Refundable deposit paid for acquiring a pharmaceutical manufacturer	4,641,807	4,537,342
Deposit paid for acquiring proprietary technology	2,320,904	2,268,671
	$6,962,711	$7,713,482

Note 5 – SHORT-TERM BANK LOAN

On March 21, 2011, the Company was granted Chinese Yuan Renminbi (“RMB”) 3,000,000 (approximately $464,000) one year short-term bank loan from a local bank in the PRC, with annual interest rate at 7.88%, for working capital purpose. On May 25, 2011, the Company was granted another Chinese Yuan Renminbi (“RMB”) 2,000,000 (approximately $310,000) one year short-term bank loan with annual interest rate at 8.20% from the same local bank in the PRC. The loan is secured by (1) personal guarantee executed by a major shareholder (and his wife) of the Company and (ii) pledge of the Company’s real property with carrying amount of approximately $2.1 million as of June 30, 2011. The loan will be paid off on March 20, 2012 and May 24, 2012, respectively. As of June 30, 2011, the carrying amount of the short-term bank loans approximates the fair values.

Note 6 – DUE TO A SHAREHOLDER

The amount due is unsecured, interest free and has no fixed repayment term.

Note 7 – STOCKHOLDERS’ EQUITY

Common stock

As of June 30, 2011 and December 31, 2010, the Company has 100,000,000 shares of common stock authorized, 27,417,436 and 27,387,436 shares of common stock issued and outstanding, respectively, at par value of $0.001 per share.

On April 6, 2011, the Company issued 30,000 shares of common stock to an outside consultant. Stock compensation expense of $2.03 per share or $60,900 was recognized in the second quarter of 2011 related to this stock issuance.

On May 19, 2011, the Company awarded 779,193 shares of common stock (the “Award Stocks”) to its employees based on 2009 Incentive Stock Plan (see below).  The Award Stocks were recorded as a stock-based compensation expense of approximately $1.1 million, using the grant date closing stock price at $1.41 per share, for the three and six months ended June 30, 2011. The Award Stocks were not issued and outstanding until July 2011. The Award Stocks have been included in the calculation of “weighted average number of common stock outstanding” for the purpose of computation of basic income per share.

Warrants

500,000 warrants were issued in connection with the November 2, 2009 private placement of Series B Convertible Preferred Stock are exercisable for a period of five years from their issuance date at an initial exercise price of $3 per share.  The Company has the right at any time, on at least forty-five (45) day written notice, to redeem the outstanding warrants at a price of one cent ($0.01) per share provided the market price of the Company’s common stock equals to or exceeds $4.5 on each trading day for twenty (20) consecutive trading days ending on the trading day prior to the date that the Company intends to redeem the warrants. The warrants are classified as equity and amounts attributable to the warrants are classified within additional paid-in capital.

On June 1, 2010, the Company issued 55,000 warrants to an investor relations firm.  The warrants are exercisable by May 31, 2013 at $2 per share.

On June 1, 2011, the Company issued 32,353 warrants to an investor relations firm.  The warrants are exercisable by June 30, 2014 at $2.74 per share.

The following table summarizes the Company’s outstanding warrants as of June 30, 2011 and December 31, 2010.

		Exercise		Weighted Average
Grant date	Issued	Price	Outstanding	Exercise Price

November 2, 2009	500,000	$3.00	500,000
June 1, 2010	55,000	$2.00	55,000
Total, as of December 31, 2011	555,000		555,000	$2.90
June 1, 2011	32,353	$2.74	32,353
Total, as of June 30, 2011	587,353		587,353	$2.89

Stock Options

The Company’s board of directors approved its 2009 stock plan (“2009 Incentive Stock Plan”) under which it may grant incentive and nonqualified stock options, stock awards or restricted stocks to eligible participants.  Options are generally granted for a term of 5 years.  Except for the options granted to the Company’s management on October 22, 2009, options granted under the Stock Plan generally vest annually in 3 equal installments, the first being on the first anniversary of the grant contingent upon employment with the Company on the vesting date.  Options granted on October 22, 2009 vest annually in 3 equal installments, the first being on the grant date. Except for the cancelled options, the options granted on October 27, 2010 were fully vested during the three and six months ended June 30, 2011.

The following table summarizes the Company’s outstanding options as of June 30, 2011 and December 31, 2010.

				Options			Options
				Outstanding			Outstanding
				as of			as of	Vested on	Vested on
Grant date	Number of option	Exercise Price	Expiry Date	December 31, 2010	Addition	Cancelled	June 30, 2011	December 31, 2011	June 30, 2011

October 22, 2009	980,000	$2.60	October 21, 2014	846,667	-	-	846,667	586,667	586,667

December 30, 2009	100,000	$4.45	December 29, 2013	100,000	-	-	100,000	33,333	33,333

October 27, 2010	120,000	$2.80	October 26, 2015	120,000	-	(70,000)	50,000	-	50,000

April 7, 2011	70,000	$1.97	April 6, 2016	-	70,000	-	70,000	-	-

April 7, 2011	20,000	$2.60	April 6, 2014	-	20,000	-	20,000	-	-

Total	1,290,000			1,066,667	90,000	(70,000)	1,086,667	620, 000	670,000

Weighted Average Exercise Price				$2.8			$2.74
Weighted Average Remaining Life (in years)				3.5			3.5

Note 8 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Six Months Ended June 30,
	2011	2010
Basic net income per share:
Net income used in computing basic net income per share	$6,876,147	$7,842,370

Weighted average number of common stock outstanding	27,586,802	26,337,637

Basic net income per share	$0.25	$0.30

Diluted net income per share:
Net income used in computing diluted net income per share	$6,876,147	$7,842,370

Weighted average number of common stock outstanding	27,586,802	26,337,637
Weighted average effect of dilutive securities:
Convertible preferred stocks	-	999,800
Stock warrants	-	112,735
Options	-	346,840
Shares used in computing diluted net income per share	27,586,802	27,797,012

Diluted net income per share	$0.25	$0.28

Note 9 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its PRC operations for six months ended June, 30, 2011 and 2010, and has recorded income tax provision for the periods.

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

For the six months ended June 30, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2011 and December 31, 2010, the Company’s VIE had allocated $4,666,381 and $4,666,381, respectively, to these non-distributable reserve funds.

Note 11 - OTHER COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

Net income	$6,876,147	$7,842,370
Change in foreign currency translation adjustment	1,093,467	124,527
Comprehensive income	$7,969,614	$7,966,897

Note 12 - COMMITMENT

Research and Development (“R&D”) Agreement

As of June 30, 2011, the Company entered into three agreements with certain research institutes to conduct clinical trials for three new drugs and one existing drug.  Pursuant to these agreements as of June 30, 2011, the Company paid $1,294,677 as a deposit for clinical trial expenses and is obligated to pay the research institutes an additional $1,332,000 upon completion of the clinical trials.

Capital commitments

As of June 30, 2011, the Company had capital expenditure commitments on construction contracts, purchase of proprietary technologies and acquisition of business of approximately $25,800,000.

Note 13 - SEGMENT INFORMATION

During the six months ended June 30, 2011 and 2010, all revenues of the Company represented net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

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

You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K, as amended to date, for the fiscal year ended December 31, 2010.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

Our products include three over-the-counter (“OTC”) medicines, two prescription-based pharmaceuticals, four health products and one medical device which are sold and distributed in over 25 provinces and provincial-level cities throughout China. Our best-selling product, Xin Ao Xing Oleanolic Acid Capsule (“Xin Ao Xing Capsule”), is a state-approved OTC drug for treatment of Hepatitis B.

Results of Operations

Net Sales

For the three and six months ended June 30, 2011, total net sales increased by approximately $6.5 million or 34%, and $9.4 million or 30%, compared to the same period in 2010. This was primarily due to our diversified product portfolio and marketing efforts in existing and new sales regions. Domestic Chinese customers still accounted for 100% of total sales.

		Three Months Ended June 30,
		2011		2010
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$17,200,920	66.3%	$12,675,096	65.4%
	Taohuasan Pediatrics Medicine	1,337,277	5.2%	1,002,773	5.2%
	Gan Wang Compound Paracetamol Capsule	1,828,638	7.1%	1,439,743	7.4%
	Tianqi Dysmenorrhea Capsule	1,990,872	7.7%	1,536,341	7.9%
	Danshen Granule	1,144,017	4.4%	931,010	4.8%
	Subtotal	23,501,724	90.7%	17,584,963	90.7%

Health products
	Tangning Capsule	708,431	2.7%	403,444	2.1%
	Yizi Capsule	1,310,901	5.1%	1,139,327	5.9%
	Shengjing Capsule	276,751	1.1%	182,911	0.9%
	Aoxing Ointment	114,327	0.4%	65,440	0.3%
	Other	-	-	19,606	0.1%
	Subtotal	2,410,410	9.3%	1,810,728	9.3%

	Total revenue	$25,912,134	100%	$19,395,691	100%

		Six Months Ended June 30,
		2011		2010
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$28,268,329	68.6%	$21,877,761	68.9%
	Taohuasan Pediatrics Medicine	2,458,812	6.0%	2,046,043	6.4%
	Gan Wang Compound Paracetamol Capsule	2,667,108	6.4%	2,173,494	6.8%
	Tianqi Dysmenorrhea Capsule	2,964,976	7.2%	2,375,084	7.5%
	Danshen Granule	1,756,873	4.3%	1,475,756	4.6%
	Subtotal	38,116,098	92.5%	29,948,138	94.2%

Health products
	Tangning Capsule	928,033	2.3%	403,444	1.3%
	Yizi Capsule	1,606,209	3.9%	1,139,327	3.6%
	Shengjing Capsule	408,690	1.0%	182,911	0.6%
	Aoxing Ointment	142,031	0.3%	65,440	0.2%
	Other	-	-	19,606	0.1%
	Subtotal	3,084,963	7.5%	1,810,728	5.8%

	Total revenue	$41,201,061	100%	$31,758,866	100%

Revenue from rural market were approximately $5.2 million and $6.7 million for the three and six months ended June 30, 2011, respectively, representing 20% and 31% increase from the three and six months ended June 30, 2010, respectively. Rural market typically has less competition in the PRC, and pharmaceutical consumption per capita is almost 10% of that in city market of the PRC. We believe that the rural market has great potential in growth.

Cost of sales

Cost of sales increased by about $2.3 million or 46%, and $4.0 million or 52% for the three and six months ended June 30, 2011.  The increase in the cost of sales was primarily due to the increase in sales volume of the Company’s products and significant increase in costs of raw materials, especially those used in Taohuasan Pediatrics Medicine, Danshen Granule, and Tianqi Dysmenorrhea Capsule.

		Three Months Ended June 30,
		2011		2010
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$2,626,532	36.1%	$1,894,457	37.9%
	Taohuasan Pediatrics Medicine	591,911	8.1%	346,730	6.9%
	Gan Wang Compound Paracetamol Capsule	964,486	13.2%	739,842	14.8%
	Tianqi Dysmenorrhea Capsule	1,103,916	15.2%	567,422	11.3%
	Danshen Granule	975,272	13.4%	692,957	13.9%
	Subtotal	6,262,117	86.0%	4,241,408	84.8%

Health products
	Tangning Capsule	226,276	3.1%	128,539	2.6%
	Yizi Capsule	501,735	6.9%	435,958	8.7%
	Shengjing Capsule	215,254	3.0%	141,727	2.8%
	Aoxing Ointment	77,203	1.0%	46,093	0.9%
	Other	-	-	11,151	0.2%
	Subtotal	1,020,468	14.0%	763,468	15.2%

	Total cost	$7,282,585	100%	$5,004,876	100%

		Six Months Ended June 30,
		2011		2010
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$4,252,577	35.8%	$3,265,795	41.6%
	Taohuasan Pediatrics Medicine	1,764,885	14.8%	708,125	9.0%
	Gan Wang Compound Paracetamol Capsule	1,409,402	11.9%	1,123,327	14.3%
	Tianqi Dysmenorrhea Capsule	1,640,030	13.8%	874,483	11.2%
	Danshen Granule	1,494,737	12.6%	1,110,104	14.2%
	Subtotal	10,561,631	88.9%	7,081,834	90.3%

Health products
	Tangning Capsule	296,385	2.5%	128,539	1.6%
	Yizi Capsule	614,753	5.2%	435,958	5.6%
	Shengjing Capsule	317,618	2.7%	141,727	1.8%
	Aoxing Ointment	95,911	0.7%	46,093	0.6%
	Other	-	-	11,151	0.1%
	Subtotal	1,324,667	11.1%	763,468	9.7%

	Total cost	$11,886,298	100%	$7,845,302	100%

Gross Profit

Gross profit increased by $4.2 million or 30%, and $5.4 million or 23% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase in gross profit was due primarily to the increase in sales volume and the diversified products.

		Three Months Ended June 30,
		2011		2010
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$14,574,388	85%	$10,780,639	85%
	Taohuasan Pediatrics Medicine	745,366	56%	656,043	65%
	Gan Wang Compound Paracetamol Capsule	864,152	47%	699,901	49%
	Tianqi Dysmenorrhea Capsule	886,956	45%	968,919	63%
	Danshen Granule	168,745	15%	238,053	26%
	Subtotal	17,239,607	73%	13,343,555	76%

Health products
	Tangning Capsule	482,155	68%	274,905	68%
	Yizi Capsule	809,166	62%	703,369	62%
	Shengjing Capsule	61,497	22%	41,184	23%
	Aoxing Ointment	37,124	32%	19,347	30%
	Other	-	-	8,455	43%
	Subtotal	1,389,942	58%	1,047,260	58%

	Total gross profit	$18,629,549	72%	$14,390,815	74%

		Six Months Ended June 30,
		2011		2010
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$24,015,752	85%	$18,611,966	85%
	Taohuasan Pediatrics Medicine	693,927	28%	1,337,918	65%
	Gan Wang Compound Paracetamol Capsule	1,257,706	47%	1,050,167	48%
	Tianqi Dysmenorrhea Capsule	1,324,946	45%	1,500,601	63%
	Danshen Granule	262,136	15%	365,652	25%
	Subtotal	27,554,467	72%	22,866,304	76%

Health products
	Tangning Capsule	631,648	68%	274,905	68%
	Yizi Capsule	991,456	62%	703,369	62%
	Shengjing Capsule	91,072	22%	41,184	23%
	Aoxing Ointment	46,120	32%	19,347	30%
	Other	-	-	8,455	43%
	Subtotal	1,760,296	57%	1,047,260	58%

	Total gross profit	$29,314,763	71%	$23,913,564	75%

The overall gross profit margin decreased by 2% and 4% for the three and six months ended June 30, 2011 compared to the same period in 2010 mainly because of the increase in the costs of raw materials. However, the gross margin of our major product – Xin Aoxing Oleanolic Acid Capsule has kept unchanged at 85%. Xin Aoxing Oleanolic Acid Capsule counted for almost 70% of the total sales for the first six months of the year.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% of Change
Selling expenses	$10,459,879	40%	$6,051,256	31%	73%
General and administrative expenses	2,219,350	9%	807,139	4%	175%

	Six Months Ended June 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% of Change
Selling expenses	$16,516,904	40%	$11,660,817	37%	42%
General and administrative expenses	3,119,376	8%	1,587,351	5%	97%

The period-over-period increase in selling expenses in dollar amount for the three and six months ended June 30, 2011 were mainly due to the increase in both business volume and advertising expenditures. Advertising expenses were approximately $6.1 million and $9.2 million for the three and six months ended June 30, 2011, respectively, accounting for 58% and 56% of the total selling expenses for each period, compared to 65% and 61% for the same period in 2010.

The significant increases of general and administrative expenses both for the three and six months ended June 30, 2011were contributed to the approximately $1.1 million stock-based compensation awarded to employees during the second quarter this year.

Stock-based compensation

Our Board of Directors adopted a Stock Option Incentive Plan in August 2009. The values of options granted under the Plan are expensed over the term of their respective vesting periods. Stock awards are valued using the market price on or around the date the shares were awarded and included as a period compensation expense. Consequently, we incurred $1,315,175 and $1,493,195, respectively, in stock-based compensation for the three and six months ended June 30, 2011. During the second quarter 2011, the Company awarded its employees 779,193 shares of common stock and recorded approximately $1.1 million compensation expense; also the Company issued 30,000 shares of common stock to an outside consultant and recorded approximately $61,000 compensation expense. The balances of the stock-based compensation expense were from the option and warrants issued.

Interest Expense

We incurred interest expense of $7,387 for both the three and six months ended June, 2011, and no interest expense for the same periods in 2010.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Provision for income taxes	$1,890,252	$1,768,800	$2,939,811	$2,630,375
Effective tax rate	31%	24%	30%	25%

For the three and six months ended June 30, 2011, provision for income taxes increased by $121,452 and $309,436, respectively, compared to the same period in 2010. The applicable tax rate for the three and months ended June 30, 2011 were around 30%, while the uniform corporate income tax rate is 25% in China. The differences were caused by including the operation results of the U.S. corporate company in the calculation of effective tax rate.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of approximately $20.4 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

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

Net cash provided by operating activities for the six months ended June 30, 2011 was approximately $4.9 million. This was primarily due to our net income of approximately $6.9 million, adjusted by non-cash related expenses including depreciation and amortization, and stock-based compensation of approximately $1.7 million, offset by a net increase in working capital items of approximately $3.8 million. The net increase in working capital items was mainly due to the increase in accounts receivable.

Net cash provided by investing activities for the six months ended June 30, 2011 was approximately $0.8 million, primarily due to refund of deposit paid for acquisition of business.

Net cash provided by financing activities for the six months ended June 30, 2011 was approximately $1.1 million, due to the two short-term bank loans obtained from a local bank in the PRC during the six months and funds advanced from a shareholder.(See Notes to the Condensed Consolidated Financial Statements, Note 5 – Short-term Bank Loan and Note 6 – Due to a Shareholder, for the details.)

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

The following table sets out the aging of our accounts receivable for each balance sheet periods presented. Value-added tax (VAT) is included in the accounts receivable (VAT is at 17% of sales).

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of June 30, 2010	$32,731,080	$10,652,249	$10,797,691	$7,559,523	$3,666,070	$10,315	$45,232
As of December 31, 2010	$28,673,991	$11,887,988	$11,301,544	$5,440,243	$-	$37,388	$6,828

The following table presents the days sales outstanding calculated based on sales and accounts receivables for the six months ended June, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
Days sales outstanding	116	110

The number of days that sales were outstanding was 116 days, not significantly changed from the six months ended June 30, 2010.

The following are steps the Company takes in collecting accounts receivable:

Step 1: After the payment term has been exceeded, the Company stops taking orders from the delinquent customer and allows the responsible sales person three to six months to collect the accounts receivable. Most of the accounts receivable will be collected in this step because the sales person’s compensation is tied to sales receipts. The Company’s normal sales term is 90 days credit period.

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

  Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2011:

	Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Construction contract	237,041	237,041	-	-	-
Research and development expense	$1,332,276	$1,332,276	-	-	-
Purchase of intellectual property	8,819,434	-	8,819,434	-	-
Acquisition of business	16,710,506	16,710,506	-	-	-
Total contractual obligations	$27,099,257	$18,279,823	$8,819,434	-	-

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Certifying Officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective such that the material information required to be filed with our SEC reports is recorded, processed, summarized, and reported within the required time periods specified in the SEC rules and forms.

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

We have no equity ownership interest in Aoxing Pharmaceutical. Our ability to control Aoxing Pharmaceutical and consolidate its financial results is through a series of contractual arrangements between it and our wholly owned subsidiary Shaanxi Biostar. Management of Aoxing Pharmaceutical is an affiliate of us and of Shaanxi Biostar and the stockholders of Aoxing Pharmaceutical are also our stockholders. Thus the contractual arrangements were not entered into as a result of arms’ length negotiations because the parties to such agreements are under common control. Mr. Wang, our chief executive officer and chairman, holds approximately 46.3% of the shares of Aoxing Pharmaceutical and 33.4% of our common stock. While we have been advised by our PRC counsel that the contractual arrangements are legal and enforceable under PRC law, these affiliates control the parties to the contractual arrangements, and it could be possible for them to cause Aoxing Pharmaceutical and its shareholders to breach the contractual arrangements, in which event our unaffiliated investors would have little or no recourse because of the inherent difficulties in enforcing their rights since all our assets are located in the PRC. (See, Risk Factor “The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.”) In the event that management of Aoxing Pharmaceutical decides to cause a breach the contractual arrangements, the risk of loss for the affiliated shareholders of Aoxing Pharmaceutical could be lower than that for the unaffiliated investors, and the interests of the management and shareholders of Aoxing Pharmaceutical would be in conflict with the interest of our other stockholders.

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

For the period ended June 30, 2011 and the year December 31, 2010, our Danshen Granule is the only product subject to price controls which did not affect our gross profit, gross margin and net income in a material respect. It is possible that additional products may be subject to price control, or that price controls may be increased in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

If the medications we produce are replaced by other medicines or are removed from the PRC's insurance catalogue in the future, our revenue may suffer.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the website www.oanda.com, as of June 30, 2011, $1 was equal to RMB 6.4630. As we rely entirely on revenue earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for Aoxing Pharmaceutical’s operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the RMB. Thus if we raise 1,000,000 dollars and the RMB appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,493,550  as opposed to RMB  6,463,000 prior to the appreciation. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB; the U.S. dollar equivalent of the RMB we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Aoxing Pharmaceutical has RMB 1,000,000 in assets and RMB is depreciated against the U.S. dollar by 15%, then the assets will be valued at $131,518 as opposed to $154,727  prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 20% appreciation of the RMB against the U.S. dollar as of June 30, 2011. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

As of June 30, 2011, there were 27,417,436 shares of our common stock issued and outstanding. Our officers and directors own approximately 34.1% of our common stock. Mr. Ronghua Wang, our Chairman of the Board and CEO, owns approximately 33.4% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Wang's interests may differ from those of other stockholders. Furthermore, ownership of 33.4% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Except as discussed below, during the three months ended June 30, 2011, the Company did not (i) sell any unregistered securities, or (ii) repurchase any of its equity securities.

Purchases of Equity Securities by the Affiliated Purchaser
Period Covered	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value That May Yet be Purchased as Part of Publicly Announced Plans

06/1/11-6/30/11	200,000	$1.24	200,000	$0

(1) Following the Board’s approval, the Company’s Chief Executive Officer and Chairman of the Board, Ronghua Wang, has adopted a stock trading plan in accordance with the guidelines specified by Exchange Rules 10b5-1 and 10b-18 and other SEC legal requirements under the Exchange Act.  The Plan was effective as of June 1, 2011 and was valid through November 11, 2011. Under this plan, Mr. Wang was permitted to purchase up to 200,000 shares of the Company’s common stock the term of the Plan, subject to certain conditions. As of the date hereof, the maximum share repurchase amount has been reached and, therefore, no additional shares may be repurchased under the plan.

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

10.4	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Ronghua Wang dated June 30, 2010
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

* Filed herewith.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: August 15, 2011	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Zack Pan
Zack Pan Chief Financial Officer (Principal Financial and Accounting Officer)