Form 10-Q
period 2011-09-30
Biostar Pharmaceuticals, Inc.
filed 2011-11-14
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: September 30, 2011
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had 28,196,627 shares issued and outstanding as of November 10, 2011.

TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$24,006,839	$13,211,443
Accounts receivable	32,465,054	28,535,712
Inventories	1,812,468	351,682
Prepaid expenses and other receivables	1,309,895	1,251,397
Total Current Assets	59,594,256	43,350,234

Deposits	10,174,532	7,713,482
Property and equipment, net	5,899,938	5,958,636
Intangible assets, net	10,832,510	11,064,591

Total Assets	$86,501,236	$68,086,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$6,129,668	$3,991,071
Value-added tax payable	851,051	1,509,173
Income tax payable	3,521,981	2,086,702
Short term bank loan	782,656	-
Total Current Liabilities	11,285,356	7,586,946

Commitment and contingencies

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 28,196,627 and 27,387,436 shares issued and outstanding at September 30, 2011 and December 31, 2010	28,196	27,387
Additional paid-in capital	22,348,271	20,706,667
Statutory reserve	4,666,381	4,666,381
Retained earnings	44,464,424	33,124,540
Accumulated other comprehensive income	3,708,608	1,975,022
Total Stockholders' Equity	75,215,880	60,499,997

Total Liabilities and Stockholders' Equity	$86,501,236	$68,086,943

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPEATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales, net	$24,779,420	$20,178,617	$65,980,481	$51,937,483

Cost of sales	7,465,966	5,464,806	19,352,264	13,310,108

Gross profit	17,313,454	14,713,811	46,628,217	38,627,375

Operating expenses:
Selling expenses	10,391,335	8,673,251	26,908,239	20,334,068
General and administrative expenses	983,778	1,218,155	4,103,154	2,805,506

Total operating expenses	11,375,113	9,891,406	31,011,393	23,139,574

Income from operations	5,938,341	4,822,405	15,616,824	15,487,801

Other Income (expense)
Interest income	127,423	3,001	271,737	9,681
Other income	272	63	821	387
Interest expense	(2,984)	(6,031)	(10,371)	(6,914)
Other expenses	-	-	-	(193,131)
Foreign exchange loss	-	-	-	(5,641)
Total other Income (expense)	124,711	(2,967)	262,187	(195,618)

Income before income taxes	6,063,052	4,819,438	15,879,011	15,292,183

Provision for income taxes	1,599,315	1,385,984	4,539,127	4,016,359

Net income	$4,463,737	$3,433,454	$11,339,884	$11,275,824

Net income per common stock
Basic	$0.16	$0.13	$0.41	$0.43
Diluted	$0.16	$0.13	$0.41	$0.41

Weighted average number of common stocks outstanding
Basic	28,196,627	26,866,009	27,792,312	26,099,226
Diluted	28,196,627	27,400,243	27,792,312	27,404,108

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,339,884	$11,275,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396,267	426,708
Stock-based compensation and other non-cash expenses	1,642,413	520,416
Make good shares expense	-	187,000
Changes in operating assets and liabilities:
Accounts receivable	(2,931,921)	(2,230,422)
Inventories	(1,448,494)	(410,907)
Prepaid expenses and other receivables	(14,757)	(1,094,364)
Accounts payable and accrued expenses	1,999,095	(566,204)
Value-added tax payable	(710,873)	81,928
Income tax payable	1,362,342	(78,269)
Exchange difference	213,924	563,367
Net cash provided by operating activities	11,847,880	8,675,077

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(105,488)	(607,192)
Acquisition of proprietary technologies	-	(265,150)
Refund of deposit paid for acquisition of business	928,361	-
Deposit paid for acquisition of proprietary technologies	(3,119,798)	(18,544)
Net cash used in Investing activities	(2,296,925)	(890,886)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	782,656	-
Advance from a shareholder	334,957	-
Repayment to a shareholder	(334,957)	-
Proceeds from issuance of common stock	-	37,537
Net cash provided by financing activities	782,656	37,537

Effect of exchange rate changes on cash and cash equivalents	461,785	154,753

Net increase in cash and cash equivalents	10,795,396	7,976,481

Cash and cash equivalents, beginning balance	13,211,443	8,577,704

Cash and cash equivalents, ending balance	$24,006,839	$16,554,185

SUPPLEMENTAL DISCLOSURES:
Interest received	$271,737	$-
Interest payments	$(10,371)	$-
Income tax payments	$(3,197,761)	$(4,145,012)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$-	$2,649
Cashless exercise of warrants	$-	$815
Prior year deposit for acquisition of property and equipment	$-	$439,016

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

Accounts Receivable

The Company maintains allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Terms of sales vary. Allowances are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $143,112 and $138,279 as of September 30, 2011 and December 31, 2010, respectively.

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$642,251	$175,266
Work in process	49,303	122,655
Finished goods	1,120,914	53,761
	$1,812,468	$351,682

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

Real property	30 years
Leasehold improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Real property	$2,413,171	$2,405,807
Leasehold improvements	1,956,289	1,956,289
Machinery & equipment	638,774	628,306
Furniture & fixtures	66,282	63,420
Vehicles	157,239	91,995
Construction in progress	2,064,093	2,044,541
	7,295,848	7,190,358
Less: Accumulated depreciation	(1,395,910)	(1,231,722)
	$5,899,938	$5,958,636

As of September 30, 2011 and December 31, 2010, expenditures incurred for the construction of a raw material processing plant and a new production plant were $2,064,093 and $2,044,541, respectively.

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

Land use rights	50 years
Proprietary technologies	10 years

 The components of finite-lived intangible assets are as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Land use rights	$10,571,810	$10,571,810
Proprietary technologies	1,776,694	1,776,694
	12,348,504	12,348,504
Less: Accumulated amortization	(1,515,994)	(1,283,913)
	$10,832,510	$11,064,591

The estimated future amortization expenses related to intangible assets as of September 30, 2011 are as follows:

Years Ending December 31,
2011, 3 months	$130,421
2012	417,514
2013	417,514
2014	417,514
2015	417,514
Thereafter	9,032,033

Advertising

Advertising expense consists primarily of costs of promoting the Company’s corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the nine months ended September 30, 2011 and 2010, the Company incurred advertising expense of approximately $14.9 million and $11.6 million, respectively.

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

Recent accounting pronouncements

Effective during the period for the nine months ended September 30, 2011, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the FASB:

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

Note 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Deposit for research and development	$1,291,305	$1,247,694
Other receivables	18,590	3,703
	$1,309,895	$1,251,397

Note 4 – DEPOSITS

The deposits consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Refundable deposit paid for acquiring a medicine packaging manufacturer	$-	$907,469
Refundable deposit paid for acquiring a pharmaceutical manufacturer	4,695,938	4,537,342
Deposit paid for acquiring proprietary technology	5,478,594	2,268,671
	$10,174,532	$7,713,482

Note 5 – SHORT-TERM BANK LOAN

On March 21, 2011, the Company was granted Chinese Yuan Renminbi (“RMB”) 3,000,000 (approximately $464,000) one year short-term bank loan from a local bank in the PRC, with annual interest rate at 7.88%, for working capital purpose. On May 25, 2011, the Company was granted another Chinese Yuan Renminbi (“RMB”) 2,000,000 (approximately $310,000) one year short-term bank loan with annual interest rate at 8.20% from the same local bank in the PRC. The loan is secured by (1) personal guarantee executed by a major shareholder (and his wife) of the Company and (ii) pledge of the Company’s real property with carrying amount of approximately $2.1 million as of September 30, 2011. The loan will be paid off on March 20, 2012 and May 24, 2012, respectively. As of September 30, 2011, the carrying amount of the short-term bank loans approximates the fair values.

Note 6 – STOCKHOLDERS’ EQUITY

Common stock

As of September 30, 2011 and December 31, 2010, the Company has 100,000,000 shares of common stock authorized, 28,196,627 and 27,387,436 shares of common stock issued and outstanding, respectively, at par value of $0.001 per share.

On April 6, 2011, the Company issued 30,000 shares of common stock to an outside consultant. Stock compensation expense of $2.03 per share or $60,900 was recognized in the second quarter of 2011 related to this stock issuance.

On May 19, 2011, the Company awarded 779,193 shares of common stock (the “Award Stocks”) to its employees based on 2009 Incentive Stock Plan (see below).  The Award Stocks were recorded as a stock-based compensation expense of approximately $1.1 million, using the grant date closing stock price at $1.41 per share, for the three months ended June 30, 2011 and nine months ended September 30, 2011, as they are vested immediately at grant date. The Award Stocks were issued in July 2011. The Award Stocks have been included in the calculation of “weighted average number of common stock outstanding” for the purpose of computation of basic income per share from the grant date.

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

On June 1, 2010, the Company issued 55,000 warrants to an investor relations firm.  The warrants are exercisable by May 31, 2013 at $2 per share.

On June 1, 2011, the Company issued 32,353 warrants to an investor relations firm.  The warrants are exercisable by June 30, 2014 at $2.74 per share.

The following table summarizes the Company’s outstanding warrants as of September 30, 2011 and December 31, 2010.

		Exercise		Weighted Average
Grant date	Issued	Price	Outstanding	Exercise Price

November 2, 2009	500,000	$3.00	500,000
June 1, 2010	55,000	$2.00	55,000
Total, as of December 31, 2010	555,000		555,000	$2.90
June 1, 2011	32,353	$2.74	32,353
Total, as of September 30, 2011	587,353		587,353	$2.89

Stock Options

The Company’s board of directors approved its 2009 stock plan (“2009 Incentive Stock Plan”) under which it may grant incentive and nonqualified stock options, stock awards or restricted stocks to eligible participants.  Options are generally granted for a term of 5 years.  Except for the options granted to the Company’s management on October 22, 2009, options granted under the Stock Plan generally vest annually in 3 equal installments, the first being on the first anniversary of the grant contingent upon employment with the Company on the vesting date.  Options granted on October 22, 2009 vest annually in 3 equal installments, the first being on the grant date. Except for the cancelled options, the options granted on October 27, 2010 were fully vested during the three months ended June 30, 2011 and nine months ended September 30, 2011.

The following table summarizes the Company’s outstanding options as of September 30, 2011 and December 31, 2010.

Grant date	Number of option	Exercise Price	Expiry Date	Options Outstanding as of December 31, 2010	Addition	Cancelled	Options Outstanding as of September 30, 2011	Vested on December 31, 2010	Vested on September 30, 2011

October 22, 2009	980,000	$2.60	October 21, 2014	846,667	-	-	846,667	586,667	586,667

December 30, 2009	100,000	$4.45	December 29, 2013	100,000	-	-	100,000	33,333	33,333

October 27, 2010	120,000	$2.80	October 26, 2015	120,000	-	(70,000)	50,000	-	50,000

April 7, 2011	70,000	$1.97	April 6, 2016	-	70,000	-	70,000	-	-

April 7, 2011	20,000	$2.60	April 6, 2014	-	20,000	-	20,000	-	-

Total	1,290,000			1,066,667	90,000	(70,000)	1,086,667	620, 000	670,000

Weighted Average Exercise Price				$2.8			$2.74
Weighted Average Remaining Life (in years)				3.2			3.2

Note 7 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Nine Months Ended September 30,
	2011	2010
Basic net income per share:
Net income used in computing basic net income per share	$11,339,884	$11,275,824
Weighted average number of common stock outstanding	27,792,312	26,099,226
Basic net income per share	$0.41	$0.43

Diluted net income per share:
Net income used in computing diluted net income per share	$11,339,884	$11,275,824

Weighted average number of common stock outstanding	27,792,312	26,099,226
Weighted average effect of dilutive securities:
Convertible preferred stocks	-	1,085,503
Stock warrants	-	219,379
Shares used in computing diluted net income per share	27,792,312	27,404,108

Diluted net income per share	$0.41	$0.41

Note 8 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its PRC operations for nine months ended September, 30, 2011 and 2010, and has recorded income tax provision for the periods.

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

For the nine months ended September 30, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 9 - STATUTORY RESERVES

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2011 and December 31, 2010, the Company’s VIE had allocated $4,666,381 and $4,666,381, respectively, to these non-distributable reserve funds.

Note 10 - OTHER COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010

Net income	$11,339,884	$11,275,824
Change in foreign currency translation adjustment	1,733,586	724,426
Comprehensive income	$13,073,470	$12,000,250

Note 11 - COMMITMENT

Research and Development (“R&D”) Agreement

As of September 30, 2011, the Company entered into three agreements with certain research institutes to conduct clinical trials for three new drugs and one existing drug.  Pursuant to these agreements as of September 30, 2011, the Company paid $1,291,305 as a deposit for clinical trial expenses and is obligated to pay the research institutes an additional $1,347,812 upon completion of the clinical trials.

Capital commitments

As of September 30, 2011, the Company had capital expenditure commitments on construction contracts, purchase of proprietary technologies and acquisition of business of approximately $10,884,000.

Note 12 - SEGMENT INFORMATION

During the nine months ended September 30, 2011 and 2010, all revenues of the Company represented net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

Note 13 – RECLASSIFICATION

Certain amounts in the prior period have been reclassified to conform to the current period’s presentation.

Note 14 – SUBSEQUENT EVENTS

On October 11, 2011 the Company entered into a Share Transfer Agreement to acquire Shaanxi Weinan Huaren Pharmaceuticals, Ltd. (“Shaanxi Weinan”) from the equity holders (the “Equity Holder”) of 100% of equity interests (the “Equity Ownership”) in Shaanxi Weinan.  The aggregate purchase price is RMB 61 million (approximately $9.62 million), all are in cash and payable in several tranches, as discussed in detail below.

Shaanxi Weinan owns drug approvals and permits for a portfolio of 86 drugs and one health product, all of which, following the completion of this acquisition, will be added to the Company’s current drug portfolio.

Pursuant to the terms of the Share Transfer Agreement, the Company agreed to pay cash purchase consideration as follows:

•	RMB 30 million (approximately $4.7 million) was deposited with the Equity Holders on December 29, 2010 (see Note 4 "Deposits" above),
•
RMB 15 million (approximately $2.37 million) will be paid to the Equity Holders within three (3) business days as of the closing date, provided they completed their respective share transfer registration with the applicable PRC authorities within 15 days of the Share Transfer Agreement, and

•
RMB 16 million (approximately $2.52 million) upon (i) the completion of the audit (by the auditing firm appointed by the Company) of Shaanxi Weinan’s financial statements for 2009 and 2010 and confirmation of its 2009 and 2010 revenues of at least RMB 21 million (approximately $3.3 million) and RMB 28 million (approximately $4.4 million), respectively, and of the net profit after tax of at least 15%, and (ii) the Equity Holders have paid their respective individual income and other applicable taxes for the transfer of the Equity Ownership to be completed within 2 months of the Share Transfer Agreement, and have performed certain additional obligations under the Share Transfer Agreement, and (iii) there are no material change in the operations or finances of Shaanxi Weinan, at closing of the proposed acquisition.

On October 20, 2011 the Company completed the acquisition of Shaanxi Weinan for an aggregate cash price of RMB 61 million (approximately $9.62 million).  Additionally, the name of the acquired company changed to Shaanxi Weinan Aoxing Pharmaceuticals, LLC.  Additional financial information of Shaanxi Weinan as required by ASC 805 "Business Combinations" will be included in the Company's filing of Form 8-K, as amended if required, in accordance with the requirements of the Securities and Exchange Commission.

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

Our products include three over-the-counter (“OTC”) medicines, two prescription-based pharmaceuticals, four health products and one medical device which are sold and distributed in over 25 provinces and provincial-level cities throughout China. Our best-selling product, Xin Ao Xing Oleanolic Acid Capsule, is a state-approved OTC drug for treatment of Hepatitis B.

Results of Operations

Net Sales

For the three and nine months ended September 30, 2011, total net sales increased by approximately $4.6 million or 23%, and $14.0 million or 27%, compared to the same period in 2010. This was primarily due to our diversified product portfolio and marketing efforts in existing and new sales regions. Domestic Chinese customers still accounted for 100% of total sales.

		Three Months Ended September 30,
		2011		2010
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$16,265,914	65.7%	$12,914,126	64.0%
	Gan Wang Compound Paracetamol Capsule	1,780,322	7.2%	1,528,470	7.6%
	Tianqi Dysmenorrhea Capsule	1,859,092	7.5%	1,599,570	7.9%
	Danshen Granule	1,241,407	5.0%	1,099,998	5.5%
	Taohuasan Pediatrics Medicine	1,201,331	4.8%	977,986	4.8%
		22,348,066	90.2%	18,120,150	89.8%

Health products / Medical device
	Tangning Capsule	607,489	2.5%	436,104	2.2%
	Yizi Capsule	1,388,538	5.6%	1,291,237	6.4%
	Shengjing Capsule	299,266	1.2%	189,790	0.9%
	Aoxing Ointment	123,373	0.5%	95,904	0.5%
	Medical Device	12,688	0.0%	45,432	0.2%
	Subtotal	2,431,354	9.8%	2,058,467	10.2%

	Total revenue	$24,779,420	100%	$20,178,617	100%

		Nine Months Ended September 30,
		2011		2010
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$44,534,244	67.5%	$34,791,887	67.0%
	Gan Wang Compound Paracetamol Capsule	4,447,430	6.7%	3,701,964	7.1%
	Tianqi Dysmenorrhea Capsule	4,824,068	7.3%	3,974,654	7.7%
	Danshen Granule	2,998,280	4.5%	2,575,754	5.0%
	Taohuasan Pediatrics Medicine	3,660,142	5.6%	3,024,029	5.8%
	Subtotal	60,464,164	91.6%	48,068,288	92.6%

Health products / Medical Device
	Tangning Capsule	1,535,521	2.3%	839,548	1.6%
	Yizi Capsule	2,994,746	4.6%	2,430,564	4.7%
	Shengjing Capsule	707,956	1.1%	372,701	0.7%
	Aoxing Ointment	265,405	0.4%	161,344	0.3%
	Medical Device	12,689	0.0%	65,038	0.1%
	Subtotal	5,516,317	8.4%	3,869,195	7.4%

	Total revenue	$65,980,481	100%	$51,937,483	100%

 Revenue from rural market were approximately $4.8 million and $11.5 million for the three and nine months ended September 30, 2011, respectively, representing 34% and 32% increase from the three and nine months ended September 30, 2010, respectively. Rural market typically has less competition in the PRC, and pharmaceutical consumption per capita is almost 10% of that in city market of the PRC. We believe that the rural market has great potential in growth. Our medical device product did not start resuming production until the third quarter this year due to internally reorganizing, and that accounted for the smaller revenue from this product compared to the last year.

Cost of sales

Cost of sales increased by about $2.0 million or 37%, and $6.0 million or 45% for the three and nine months ended September 30, 2011.  The increase in the cost of sales was primarily due to the increase in sales volume of the Company’s products and significant increase in costs of raw materials, especially those used in Taohuasan Pediatrics Medicine, Danshen Granule, and Tianqi Dysmenorrhea Capsule.

		Three Months Ended September 30,
		2011		2010
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$2,854,158	38.2%	$2,021,621	37.0%
	Gan Wang Compound Paracetamol Capsule	943,908	12.6%	791,969	14.5%
	Tianqi Dysmenorrhea Capsule	1,035,874	13.9%	596,809	10.9%
	Danshen Granule	1,052,944	14.1%	831,308	15.2%
	Taohuasan Pediatrics Medicine	525,581	7.1%	344,219	6.3%
	Subtotal	6,412,465	85.9%	4,585,926	83.9%

Health products / Medical Device
	Tangning Capsule	194,759	2.6%	140,616	2.6%
	Yizi Capsule	531,796	7.2%	502,043	9.2%
	Shengjing Capsule	233,380	3.1%	148,986	2.7%
	Aoxing Ointment	83,311	1.1%	65,676	1.2%
	Medical Device	10,255	0.1%	21,559	0.4%
	Subtotal	1,053,501	14.1%	878,880	16.1%

	Total cost	$7,465,966	100%	$5,464,806	100%

		Nine Months Ended September 30,
		2011		2010
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$7,106,736	36.7%	$5,287,416	39.7%
	Gan Wang Compound Paracetamol Capsule	2,353,309	12.2%	1,915,296	14.4%
	Tianqi Dysmenorrhea Capsule	2,675,904	13.8%	1,471,292	11.1%
	Danshen Granule	2,547,681	13.2%	1,941,412	14.6%
	Taohuasan Pediatrics Medicine	2,290,466	11.8%	1,052,344	7.9%
	Subtotal	16,974,096	87.7%	11,667,760	87.7%

Health products / Medical Device
	Tangning Capsule	491,143	2.5%	269,155	2.0%
	Yizi Capsule	1,146,549	5.9%	938,001	7.0%
	Shengjing Capsule	550,999	2.9%	290,713	2.2%
	Aoxing Ointment	179,222	0.9%	111,769	0.8%
	Medical Device	10,255	0.1%	32,710	0.3%
	Subtotal	2,378,168	12.3%	1,642,348	12.3%

	Total cost	$19,352,264	100%	$13,310,108	100%

Gross Profit

Gross profit increased by $2.6 million or 18%, and $8.0 million or 21% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in gross profit was due primarily to the increase in sales volume.

Gross Profit

	Three Months Ended September 30,
	2011		2010
Drugs
Xin Aoxing Oleanolic Acid Capsule	$13,411,756	82.5%	$10,892,505	84.3%
Gan Wang Compound Paracetamol Capsule	836,414	47.0%	736,501	48.2%
Tianqi Dysmenorrhea Capsule	823,218	44.3%	1,002,761	62.7%
Danshen Granule	188,463	15.2%	268,690	24.4%
Taohuasan Pediatrics Medicine	675,750	56.3%	633,767	64.8%
Subtotal	15,935,601	71.3%	13,534,224	74.7%

Health products / Medical Device
Tangning Capsule	412,730	67.9%	295,488	67.8%
Yizi Capsule	856,742	61.7%	789,194	61.1%
Shengjing Capsule	65,886	22.0%	40,804	21.5%
Aoxing Ointment	40,062	32.5%	30,228	31.5%
Medical Device	2,433	19.2%	23,873	52.5%
Subtotal	1,377,853	56.7%	1,179,587	57.3%

Total gross profit	$17,313,454	69.9%	$14,713,811	72.9%

	Nine Months Ended September 30,
	2011		2010
Drugs
Xin Aoxing Oleanolic Acid Capsule	$37,427,508	84.0%	$29,504,471	84.8%
Gan Wang Compound Paracetamol Capsule	2,094,121	47.1%	1,786,668	48.3%
Tianqi Dysmenorrhea Capsule	2,148,164	44.5%	2,503,362	63.0%
Danshen Granule	450,599	15.0%	634,342	24.6%
Taohuasan Pediatrics Medicine	1,369,676	37.4%	1,971,685	65.2%
Subtotal	43,490,068	71.9%	36,400,528	75.7%

Health products / Medical Device
Tangning Capsule	1,044,378	68.0%	570,393	67.9%
Yizi Capsule	1,848,197	61.7%	1,492,563	61.4%
Shengjing Capsule	156,957	22.2%	81,988	22.0%
Aoxing Ointment	86,183	32.5%	49,575	30.7%
Medical Device	2,434	19.2%	32,328	49.7%
Subtotal	3,138,149	56.9%	2,226,847	57.6%

Total gross profit	$46,628,217	70.7%	$38,627,375	74.4%

The overall gross profit margin decreased by around 3% for the both the three and nine months ended September 30, 2011 compared to the same period in 2010 mainly because of the increase in the costs of raw materials. The gross margin of our major product – Xin Aoxing Oleanolic Acid Capsule has kept above 80%. Xin Aoxing Oleanolic Acid Capsule accounted for over 2/3 of the total sales for the nine months of the year.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% of Change
Selling expenses	$10,391,335	42%	$8,673,251	43%	20%
General and administrative expenses	983,778	4%	1,218,155	6%	-19%

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	% of Change
Selling expenses	$26,908,239	41%	$20,334,068	39%	32%
General and administrative expenses	4,103,154	6%	2,805,506	5%	46%

As a percentage of total net sales, for the three months ended September 30, 2011, the selling expenses decreased slightly to 42% from 43% the same period last year, and for the nine month period it went up two percentage points to 41% compared with 39% at last year.  The period-over-period increase in selling expenses in dollar amount for the three and nine months ended September 30, 2011 were mainly due to the increase in both business volume and advertising expenditures. Advertising expenses were approximately $5.7 million and $15.9 million for the three and nine months ended September 30, 2011, respectively, accounting for 55% and 55% of the total selling expenses for each period, compared to 46% and 57% for the same period in 2010.

General and administrative expenses as a percentage of total net sales decreased for the three months ended September 30, 2011 due to better efficiency achieved by economy of scale as our operational size increased.  The increase of general and administrative expenses for the nine months ended September 30, 2011was contributed by the approximately $1.1 million stock-based compensation awarded to employees during the second quarter of this year.

Stock-based compensation

Our Board of Directors adopted a Stock Option Incentive Plan in August 2009. The values of options granted under the Plan are expensed over the term of their respective vesting periods. Stock awards are valued using the market price on or around the date the shares were awarded and included as a period compensation expense. Consequently, we incurred $149,219 and $1,642,413, respectively, in stock-based compensation for the three and nine months ended September 30, 2011. During the second quarter 2011, the Company awarded its employees 779,193 shares of common stock and recorded approximately $1.1 million compensation expense; also, during the second quarter the Company issued 30,000 shares of common stock to an outside consultant and recorded approximately $61,000 compensation expense.

Interest Expense

We incurred interest expense of $2,984 and $10,371 for the three and nine months ended September, 2011, and no interest expense for the same periods in 2010.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Provision for income taxes	$1,599,315	$1,385,984	$4,539,127	$4,016,359
Effective tax rate	26%	29%	29%	26%

For the three and nine months ended September 30, 2011, provision for income taxes increased by $213,331 and $522,768, respectively, from the same period in 2010. The applicable tax rate for the three and nine months ended September 30, 2011 were 26% and 29%, respectively, while the uniform corporate income tax rate is 25% in China. The differences were caused by including the operation results of the U.S. corporate company in the calculation of effective tax rate.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of approximately $24.0 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

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

Net cash provided by operating activities for the nine months ended September 30, 2011 was approximately $11.8 million. This was primarily due to our net income of approximately $11.3 million, adjusted by non-cash related expenses including depreciation and amortization, and stock-based compensation of approximately $2.0 million, offset by a net increase in working capital items of approximately $1.5 million. The net increase in working capital items was mainly due to the increase in accounts receivable and inventories.

Net cash used in investing activities for the nine months ended September 30, 2011 was approximately $2.3 million, primarily due to deposit paid for acquisition of proprietary technologies and offset by refund of deposit paid for acquisition of business.

Net cash provided by financing activities for the nine months ended September 30, 2011 was approximately $0.8 million, due to the two short-term bank loans obtained from a local bank in the PRC during the first half of the year.  See Notes to the Condensed Consolidated Financial Statements, Note 5 – Short-term Bank Loan for the details.

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

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of September 30, 2011	$32,608,166	$9,220,203	$10,563,117	$7,502,237	$4,943,123	$333,726	$45,760
As of December 31, 2010	$28,673,991	$11,887,988	$11,301,544	$5,440,243	$-	$37,388	$6,828

The following table presents the days sales outstanding calculated based on sales and accounts receivables for the nine months ended September, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010
Days sales outstanding	114	116

The number of days that sales were outstanding was 114 days, compared to 116 days for  the nine months ended September 30, 2010.

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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2011:

	Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Construction contract	239,806	239,806	-	-	-
Research and development expense	$1,347,812	$1,347,812	-	-	-
Purchase of intellectual property	5,791,657	-	5,791,657	-	-
Acquisition of business	4,852,469	4,852,469	-	-	-
Total contractual obligations	$12,231,744	$6,440,087	$5,791,657	-	-

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

Aoxing Pharmaceutical commenced its current line of business operations in 1997 and received its Good Manufacturing Practices (“GMP”) certification in January 2006, which must be renewed every five years for Aoxing Pharmaceutical to stay in business. We filed the application to renew the GMP certificate and SFDA approved our application and renewed its official GMP license in March 2011. Aoxing Pharmaceutical’s operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

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

There is no assurance that the Company will successfully integrate the Shaanxi Weinan Huaren business, nor that it will realize the anticipated synergies of the combined businesses.

On October 11, 2011, the Company and seven holders of 100% equity interests in Shaanxi Weinan Huaren Pharmaceuticals., Ltd., a limited liability company organized under the laws of the PRC (“Shaanxi Weinan”) (the “Equity Holders”), entered into a Share Transfer Contract (the “Agreement”) pursuant to which the Company agreed to acquire all interest of the Equity Holders in Shaanxi Weinan. Following the consummation of this transaction, the Company will own drug approvals and permits for Shaanxi Weinan’s portfolio of 86 drugs and 1 health product. The Shaanxi Weinan business represents a sizable addition to the Company’s existing product line. There is no assurance that the Company will successfully integrate any or all of the various aspects to the acquired business, including but not limited to the sales, marketing, manufacturing, distribution, regulatory, and other functions. Failure to smoothly and successfully integrate the acquired business could lead to a reduction in revenue for the Shaanxi Weinan products compared to historical levels, maintain its customer base, and therefore have a material adverse effect on the Company, its operations or the price of its securities. Furthermore, there is no assurance that the Company will realize synergies in the sales, marketing, distribution, or other areas as it currently contemplates it will. Nor is there any assurance that the Company will realize any anticipated economies of scale for the combined businesses.

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

For the period ended September 30, 2011 and the year December 31, 2010, our Danshen Granule is the only product subject to price controls which did not affect our gross profit, gross margin and net income in a material respect. It is possible that additional products may be subject to price control, or that price controls may be increased in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the website www.oanda.com, as of September 30, 2011, $1 was equal to RMB 6.3885. As we rely entirely on revenue earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for Aoxing Pharmaceutical’s operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the RMB. Thus if we raise 1,000,000 dollars and the RMB appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,430,225  as opposed to RMB  6,388,500 prior to the appreciation. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB; the U.S. dollar equivalent of the RMB we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Aoxing Pharmaceutical has RMB 1,000,000 in assets and RMB is depreciated against the U.S. dollar by 15%, then the assets will be valued at $133,052 as opposed to $156,531  prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 30% appreciation of the RMB against the U.S. dollar as of September 30, 2011. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

Risks Relating to our Common Stock

We may not be able to adequately raise the bid price of our common stock to remain compliant with Nasdaq listing standards.

As previously disclosed, on October 25, 2011, the Company received a letter from the Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the past 30 consecutive business days, the bid price for the Company’s common stock has closed below the minimum $1.00 per share requirement set forth in Nasdaq Listing Rule 5450(a)(1). Pursuant to the October 25, 2011 letter from Nasdaq, the Company has been granted a 180 calendar day grace period to regain compliance and, therefore, had until April 23, 2012 to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for our common stock must close at $1.00 or higher for a minimum of 10 consecutive business days within the 180 day grace period. If we do not regain compliance within the grace period (as may be extended under the Nasdaq rules), we will receive notification that our securities are subject to delisting, and we may then appeal the delisting determination to a Nasdaq hearings panel, during which appeal the Company’s securities will remain listed on the exchange pending the final determination by the panel. Should the Company’s securities be eventually delisted, it could, among other things, significantly and materially reduce the active market and liquidity for the Company’s securities.

Our officers and directors control us through their positions and stock ownership, and their interests may differ from other stockholders.

As of September 30, 2011, there were 28,196,627 shares of our common stock issued and outstanding. Our officers and directors own approximately 34% of our common stock. Mr. Ronghua Wang, our Chairman of the Board and CEO, owns approximately 32% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Wang's interests may differ from those of other stockholders. Furthermore, ownership of 34% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Except as discussed below, during the three months ended September 30, 2011, neither the Company, nor any of its affiliated purchasers (i) sold any unregistered securities, or (ii) repurchased any of the Company’s securities.

Item 3.    Defaults upon Senior Securities.

None

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

As previously disclosed, on October 11, 2011, Shaanxi Aoxing Pharmaceutical Co., Ltd., a limited liability company organized under the laws of the PRC and a variable interest entity (VIE) of the Company and seven holders of 100% equity interests in Shaanxi Weinan Huaren Pharmaceuticals., Ltd., a limited liability company organized under the laws of the PRC (“Shaanxi Weinan”) (the “Equity Holders”), entered into a Share Transfer Contract (the “Agreement”) pursuant to which the Company agreed to acquire all interest of the Equity Holders in Shaanxi Weinan (the “Equity Ownership”). On October 20, 2011, the parties agreed to amend Appendix II (Pre-Closing Conditions) to the Agreement to state, in relevant part, that the audit of the fiscal year ended 12/31/2010 and review of the 9-month period ended September 30, 2011 of Shaanxi Weinan will be required. The Company announced the closing of this acquisition on October 20, 2011.

Item 6.    Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation filed with the corporate secretary of State of the State of Maryland on March 27, 2007 (1)
3.2	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on August 1, 2007 (1)
3.3	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on September 14, 2007 (1)
3.4	Certificate of Designation for the Series B Convertible Preferred Stock as filed with the corporate secretary of State of Maryland on November 2, 2009 (2)
3.4	Bylaws (1)
10.1	Shaanxi Weinan Share Transfer Agreement (3)
10.2	Form Non-competition Agreement (3)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
* Filed herewith.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: November 14, 2011	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Zack Pan
Zack Pan Chief Financial Officer (Principal Financial and Accounting Officer)