Form 10-K
period 2011-12-31
Biostar Pharmaceuticals, Inc.
filed 2012-03-27
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended: December 31, 2011
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 28,196,627 shares of common stock issued and outstanding as of March 25, 2012. As of the close of business on June 30, 2011, the aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $20.6 million based on the closing sale price of $1.09 per share of our common stock on Nasdaq on June 30, 2011.

TO ANNUAL REPORT ON FORM 10-K
FOR YEAER ENDED DECEMBER 31, 2011

PART IV
Item 15.	Exhibits	54

Signatures

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

Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2011” mean the year ended December 31, 2011, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

We obtained statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information. While we believe that the statistical data, industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

Part I

ITEM 1. Business

Overview

Biostar Pharmaceuticals, Inc. (“Biostar”) is a holding company that, through our wholly-owned subsidiary Shaanxi Biostar Biotech, Ltd. (“Shaanxi Biostar”) and our variable interest entities ("VIEs") Shaanxi Aoxing Pharmaceutical Co., Ltd. (“Aoxing Pharmaceutical”), and Shaanxi Weinan Aoxing Pharmaceuticals, LLC (“Shaanxi Weinan”) develops, manufactures and markets pharmaceutical products for a variety of diseases and conditions in the People’s Republic of China (the “PRC” or “China”).

Corporate Organization and History

Biostar was incorporated in the State of Maryland on March 27, 2007. Through the steps described immediately below, we became the indirect holding company for Aoxing Pharmaceutical, a medical and pharmaceutical developer, manufacturer and marketer in the PRC on November 1, 2007.

On June 15, 2007, we formed Shaanxi Biostar and Shaanxi Weinan Aoxing Pharmaceuticals, LLC (“Shaanxi Weinan”) in the PRC as our wholly-owned subsidiary.  Because Shaanxi Biostar is wholly-owned by Biostar, a U.S. company, it is a wholly foreign-owned enterprise, or WFOE, under PRC laws.

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

Shaanxi Biostar’s control over Aoxing Pharmaceutical under the Contractual Arrangements requires us to consolidate its financial statements pursuant to the FASB Interpretation 46, “Consolidation of Variable Interest Entities (VIEs)”, an Interpretation of Accounting Research Bulletin No. 51, included in the Accounting Standards Codification ("ASC") 810, Consolidation because Aoxing Pharmaceutical is considered a VIE of Shaanxi Biostar. ASC 810, Consolidation requires a VIE to be consolidated by any company that is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Since Shaanxi Biostar is the primary and only beneficiary of Aoxing Pharmaceutical (the VIE), ASC 810 Consolidation requires the consolidation of its financial statements with Shaanxi Biostar and ultimately consolidated with Shaanxi Biostar’s parent company, Biostar.

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

In October 2011, Aoxing Pharmaceutical entered into a Share Transfer Agreement to acquire Shaanxi Weinan Huaren Pharmaceuticals, Ltd (“Shaanxi Weinan”). from the holders of 100% of equity interests in Shaanxi Weinan.  The aggregate purchase price is RMB 61 million (approximately $9.55 million), in cash and payable in several tranches. Shaanxi Weinan owns drug approvals and permits for a portfolio of 86 drugs and one health product, all of which were added to the Company’s current drug portfolio following the completion of this acquisition. The Company completed this acquisition on October 25, 2011, and the name of the acquired company was changed to Shaanxi Weinan Aoxing Pharmaceuticals, LLC.

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

Our Business

We develop, manufacture and market pharmaceutical products in the PRC for a variety of diseases and conditions. Our most popular product is the Xin Ao Xing Oleanolic Acid Capsule, an over-the- counter (“OTC”) medicine for chronic hepatitis B, a disease affecting approximately 10% of the Chinese population (Source: PRC Ministry of Health). Our current product line also includes 5 other OTC products, 10 prescription-based pharmaceuticals, 5 nutriceuticals or health products and 1 medical device.

Our products are derived from medicinal herbs that are either grown at our own facility or purchased from our suppliers. We rely on approximately 10 suppliers for our raw materials. For fiscal year 2011, we purchased most our raw materials from suppliers because the herbs planted at our facility were not yet ready for harvest or use.

We devote substantial resources to the research and development of new products that must be approved by the regulatory agencies. We currently have 8 products under development to complement our existing product line, 1 of which is currently awaiting approval from the China Military Food and Drug Administration of the PRC. We have adopted international manufacturing standards and currently hold one patent, with two additional patents pending approval. We are subject to extensive government regulation which is discussed in detail in the section below called “Government Regulation.” In the event that a new product is not approved or it is found in violation of these laws and regulations, it could have a materially adverse effect on the prospects of our business operations.

Our products are currently being sold in over 25 provinces in the PRC through 25 distributors and an established network of more than 400 dedicated sales people. In addition, we have been enhancing our marketing efforts with the launch of our internet-based China Hepatitis Internet Hospital (www.zggbyy.com, “CHIH”) since June 2009. The multi-function website is designed to be a one-stop portal for HBV patients, providing current and relevant information on HBV and treatment options as well as a convenient method to purchase our HBV medicine. Registered users can secure a membership card for a fee of RMB 200 (approximately $25). Members are entitled to a 20% discount on diagnosis and medical services provided on CHIH, free expert diagnosis and free medicine delivery, and a wide range of inquiry, instruction and other complementary services. Registered users can also seek medical advice from a pool of HBV health professionals without having to go to the hospital. CHIH will facilitate our ability to provide customer service and add purchasing convenience for our consumers.

Our Products

The table below summarizes our current pharmaceutical products at our Aoxing Pharmaceutical approved for sale by the SFDA:

Name	Treatments	Benefits and Side Effects	SFDA Classification
Xin-Aoxing Oleanolic Acid Capsule	Hepatitis B
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

We estimate the demand for medicines treating hepatitis B amount to approximately $8 billion annually.  We believe that we are well-positioned to become a leader in the sale of OTC medicines for the treatment of hepatitis B as our Xin Ao Xing Oleanolic Acid Capsule is the only oral OTC drug approved by the SFDA for such treatment. We continue to aggressively advertise this product and have actively started a program “Buy 3 Get 1 Free” since 2011.

In addition, following our acquisition of Shaanxi Weinan, we added 86 additional drugs and one health product to our current line. The 86 drugs include 60 prescription and 26 OTC drugs. We continued manufacturing and marketing Shaanxi Weinan’s existing products: Fosfomycin Calcium (prescription drug used to fight urinary tract infections), Huangyangning Tablets (prescription drug used for the treatment of cardiovascular disease), Zhitong Tougu Plaster Cream (OTC cream used as a pain reliever), Jiakangling Capsule (prescription drug used for the treatment of hyperthyroidism), Qianlietong Capsule (prescription drug used to diagnose benign prostatic hypertrophy), Wenweishu Capsules (prescription drug used to treat chronic gastritis), and Huaren Changweitong Capsule (health product used to improve gastrointestinal function). We also to started to manufacture and market a number of new products including: Compound Paracetamol and Amantadine Hydrochloride (OTC drug used to fight the common cold), Danshen Tablets (prescription drug used for the  treatment of coronary heart disease), Piracetam Tablets (prescription drug used for the treatment of cerebrovascular disease), Erythromycin Estolate Coated Particles (prescription drug used as anti-bacterial anti-inflammatory). Most of these drugs target widespread diseases and conditions affecting all ages, are sold in local pharmacies and hospitals in China, are included in the National Essential Medicines List and in most cases, are covered by personal health insurance.

Market for Our Products

Based on data that we have compiled from the business intelligence service DataMonitor, over the past decade, the Chinese medicine and pharmaceutical industry has developed at an annual growth rate of over 16%, making it one of the fastest growing industries in the Chinese economy. The PRC is among the ten largest medicine manufacturing countries and medical raw materials exporting countries in the world.

With approximately one-fifth of the world's population and a fast-growing gross domestic product, the PRC presents significant potential for the pharmaceutical industry. We believe that the burgeoning market provides many business opportunities for us. We are pursuing opportunities in several sectors that we believe will experience high growth and that we can address with our manufacturing and distribution expertise. The following is a brief overview of these potential sectors:

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

Coronary Disease

According to the World Heart Federation, cardiovascular disease is the leading cause of death in the developing world (with the exception of sub-Saharan Africa). Its rise is linked to the increase in prevalence of risk factors such as tobacco use and relative lack of access to interventions to managing the ensuing disease. In the PRC, annual direct costs are estimated at (euro) 30.76 billion or 4% percent of gross national income. The PRC is facing an increase in cardiac disease on two fronts. We believe that in urban and upscale areas, heart disease is on the rise as the prevailing lifestyles have appeared to result in higher incidents of stress, poorer nutrition, decreased physical activity and increase in tobacco use. Within the rural provinces, we believe that impoverishment is also contributing to the rise in coronary disease as most villages have no or limited access to medical help. Our Danshen Granule has been accepted as an effective product for the treatment of coronary heart disease, myocarditis and angina pectoris and we are marketing the product aggressively within the rural and urban markets.

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

The Rural Market

Modern  medicine is not yet established in much of rural PRC. Frequently-occurring respiratory, digestive, and infectious diseases (such as hepatitis) often result in far more severe symptoms than would occur with proper treatment. Patients in remote areas are often lucky to be tended to by a technical school graduate at a village "clinic" with treatments passed down from generation to generation; professional doctors are few and far between. According to a Hai Tong Securities Industry Research report, median family incomes in many parts of western PRC are less than $100 per year, yet a day in the hospital can cost $25 and when medicines, procedures and other services are added this can exceed $50.

As the PRC government works to improve the overall health of its population, the rural markets represent a significant opportunity for growth. This sector has typically been neglected by the PRC's pharmaceutical and medicine industry, as there is minimal healthcare infrastructure or standardized health care service in much of rural PRC. As part of a strategy to improve rural healthcare, the PRC's central government has initiated and launched its "New Rural Medical Care Cooperative Program" since 2008, with the intention of achieving full coverage of all rural citizens by 2010. With an estimated 900 million rural farmers throughout the nation, the implementation of this program provides substantial opportunity for market expansion in this sector, where expenditures are estimated at nearly $5.6 billion in the 3 years ending 2011 - with 80% of that budget to be paid by the regional provincial governments in mid and western PRC. Of these rural markets the provinces of Shaanxi, Sichuan, Chongqing, Gansu, Henan, Hubei, and Hunan are expected to comprise 30% of the market, or $1.7 billion. (Source: China State Council Rules of Rural Cooperative Medical System). We believe that we are well established within the rural marketplace and have developed a targeted, aggressive sales and marketing campaign designed to expand our presence of all of our products in this sector.

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

Respiratory Disease

With the aggravation of air pollution and worsening environmental conditions, the incidence of respiratory diseases remains high in the PRC. Influenza is one of the most common diseases in the PRC, and according to the Ministry of Health of the PRC, an estimated 75% of the population suffers from influenza every year and 5.5% suffer from tracheitis caused by influenza. This rate is more than 15% for senior citizens, who often suffer from influenza more than 3 times per year.

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

Our Customers

The top 10 customers accounted for 36% of our total 2011 annual sales. Our largest customer, Shaanxi Guanglian Pharmacies Ltd., accounted for approximately 4.1% and 4.4% of our sales for the years ended December 31, 2011 and 2010, respectively.  No customer accounts for 10% or more of our total sales for fiscal year 2011.

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

Sources and Availability of Raw Materials and Principal Suppliers

Our principal raw materials are the active ingredients for each of our products. We currently have the ability to source Danshen raw materials internally, while other raw materials, as well as packaging materials, are sourced from various independent suppliers in the PRC.

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

We rely on approximately 10 suppliers for our products. Approximately 47% and 16% of our supplies are purchased from Xi’an Chinese Medicine Herbal Tablets Factory and Xianyang Wenlin, respectively.

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

Trade Mark	Term
“Yi Wen Ling” & device (Certificate: No. 1008816)	May 21, 2007 to May 20, 2017
“Zhong Ao” & device. (Certificate: No. 1728599)	March 14, 2002 to March 13, 2012
“Xin Tai Ke” & device (Certificate No. 1908333)	September 28, 2002 to September 27, 2012
“Gan Wang” & device, (Certificate No. 3001006)	November 14, 2002 to November 13, 2012
“Hei Gen” (Certificate: No. 3168882)	July 7, 2003 to July 6, 2013
“Shi Li Ming” (Certificate: No. 3180355)	August 7, 2003 to August 6, 2013
“Aoxing No.1” (Certificate: No. 3168883)	February 21, 2004 to February 20, 2014
“Cha Ge De ” & device (Certificate: No. 4770095)	December 21, 2008 to December 20, 2108
“Cha Ge De Ri” & device (Certificate: No. 1624463)	August 28, 2011 to August 27, 2021
“Ao Xing Xin Le” & device (Certificate: No. 4319027)	November 28, 2007 to November 27, 2017
“Yin Shi” & device (Certificate: No. 3650168)	November 21, 2005 to November 20, 2015
“Kangbinzhu” & device (Certificate: No. 3832841)	April 14, 2006 to April 13, 2016
“Shabinjun & device (Certificate: No. 3832844)	April 14, 2006 to April 13, 2016
“Kangbinzhu” & device (Certificate: No. 7858678)	January 14, 2011 to January 13, 2021
“Xinlao No.1” (Certificate: No. 3619525)	October 14, 2005 to October 13, 2015
“Baoertong” & device (Certificate: No. 3829856)	June 14, 2006 to June 13, 2016

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

 Dividend Distribution

The principal laws, rules and regulations governing dividends paid by our PRC affiliated entities include the Company Law of the PRC (1993), as amended in 2006, Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and Wholly Foreign Owned Enterprise Law Implementation Rules (1990), as amended in 2001. Under these laws and regulations, each of our consolidated PRC entities, including wholly foreign owned enterprises, or WFOEs, and domestic companies in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities, including WFOEs and domestic companies, is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital. These reserves are not distributable as cash dividends. As of December 31, 2011, the accumulated balance of our statutory reserve funds reserves amounted to RMB 44.6 million ($6.5 million) and the accumulated profits of our consolidated PRC entities that were available for dividend distribution amounted to RMB 349.8 million ($52.2 million).

Taxation

The PRC Enterprise Income Tax Law, or the EIT Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate as to their worldwide income. Under the implementation regulations for the EIT Law, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. Although substantially all of our operational management is currently based in the PRC, it is unclear whether PRC tax authorities would treat us as a PRC resident enterprise.

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

Since May 1998, the PRC government has been ordering reductions in the retail prices of various pharmaceutical products. The latest price reduction occurred in October 2008. As of December 31, 2011, only one of our pharmaceutical products was subject to price controls. Price controls, however, have had no significant impact on our operations as our price points have historically been substantially below such government-imposed ceilings.

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

Starting from 2006, Aoxing Pharmaceutical entered into a technological cooperation agreement with Shaanxi University of Science and Technology (“Shaanxi University”) under which Shaanxi University agreed to provide interns to assist with our product development for payment from us of RMB 600 per month to the interns. Additionally, Shaanxi University agreed to provide advisory educational services to improve our pharmaceutical production techniques. We are authorized to use the education material in our production process but do not own the educational materials. Shaanxi University also agreed to assist us in developing improved production techniques for new drugs, the ownership of which shall be held by Aoxing Pharmaceutical. The fees to be paid to Shaanxi University for new drug development will be made under a separate agreement, although there is currently no funding requirement.

Starting from 2006, Aoxing Pharmaceuticals entered into a technological cooperation agreement with the College of Life Sciences of Northwest University (“Northwest University”), pursuant to which we agreed to make our facilities available for practical studies for interns from Northwest University. In return, Northwest University agreed to assign its personnel to teach our staff various agricultural sciences associated with growing plants and herbs used in traditional Chinese medicines (“TCM”). We are authorized to use the education material in our production process but do not own the educational materials. In addition, the parties agreed to cooperate on the development of new TCM, the ownership of which will be held by us. The fees to be paid Northwest University for new drug development were made under a separate agreement, although we have currently not entered into any such agreement.

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

We spent approximately $36,000  in fiscal year 2010 and  $2,324,000  in fiscal year 2011 for research and development.  We anticipate spending approximately $3 million for research and development in fiscal year 2012.

Employees

As of December 31, 2011, we had a total of about 504 full time employees who receive labor insurance. These employees are organized into a union under the labor laws of the PRC and can bargain collectively with us. We maintain good relations with our employees.

We are required to contribute a portion of our employees' total salaries to the Chinese government's social insurance funds, including medical insurance,unemployment insurance and birth insurance and to purchase job injury insurance for employees, in accordance with relevant regulations. The government's social insurance funds account for 20% of employees' total salaries. The job injury insurance premium is about RMB 50 (approximately $7) per person. We expect the amount of our contributions to the government's social insurance funds and the cost related to job injury insurance to increase in the future as we expand our workforce and operations.

Seasonality of Sales

Sales in the first quarter are usually lower due to people traveling and taking vacations during the traditional Chinese New Year and Chinese Spring Festival holidays. Sales in the fourth quarter are usually the highest among quarters. Sales in the first and fourth quarters of fiscal 2010 approximately 15% and 35% of total sales for those period, respectively, and approximately 17% and 28% for those periods in fiscal 2011, respectively. This reflects the seasonal nature of our sales.

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

We have no equity ownership interest in Aoxing Pharmaceutical. Our ability to control Aoxing Pharmaceutical and consolidate its financial results is through a series of contractual arrangements between it and our wholly owned subsidiary Shaanxi Biostar. Management of Aoxing Pharmaceutical is an affiliate of us and of Shaanxi Biostar and the stockholders of Aoxing Pharmaceutical are also our stockholders. Thus the contractual arrangements were not entered into as a result of arms’ length negotiations because the parties to such agreements are under common control. Mr. Wang, our chief executive officer and chairman, holds approximately 45.3% of the shares of Aoxing Pharmaceutical and 32.5% of our common stock. While we have been advised by our PRC counsel that the contractual arrangements are legal and enforceable under PRC law, these affiliates control the parties to the contractual arrangements, and it could be possible for them to cause Aoxing Pharmaceutical and its shareholders to breach the contractual arrangements, in which event our unaffiliated investors would have little or no recourse because of the inherent difficulties in enforcing their rights since all our assets are located in the PRC. (See, Risk Factor “The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.”) In the event that management of Aoxing Pharmaceutical decides to cause a breach the contractual arrangements, the risk of loss for the affiliated shareholders of Aoxing Pharmaceutical could be lower than that for the unaffiliated investors, and the interests of the management and shareholders of Aoxing Pharmaceutical would be in conflict with the interest of our other stockholders.

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

There is no assurance that the Company will successfully integrate the Shaanxi Weinan business, nor that it will realize the anticipated synergies of the combined businesses

On October 11, 2011, the Company and seven holders of 100% equity interests in Shaanxi Weinan Huaren Pharmaceuticals., Ltd., a limited liability company organized under the laws of the PRC (“Shaanxi Weinan”) (the “Equity Holders”), entered into a Share Transfer Contract (the “Agreement”) pursuant to which the Company agreed to acquire all interest of the Equity Holders in Shaanxi Weinan. Following the consummation of this transaction, the Company will own drug approvals and permits for Shaanxi Weinan’s portfolio of 86 drugs and 1 health product. The Shaanxi Weinan business represents a sizable addition to the Company’s existing product line. There is no assurance that the Company will successfully integrate any or all of the various aspects to the acquired business, including but not limited to the sales, marketing, manufacturing, distribution, regulatory, and other functions. Failure to smoothly and successfully integrate the acquired business could lead to a reduction in revenue for the Shaanxi Weinan products compared to historical levels, maintain its customer base, and therefore have a material adverse effect on the Company, its operations or the price of its securities. Furthermore, there is no assurance that the Company will realize synergies in the sales, marketing, distribution, or other areas as it currently contemplates it will. Nor is there any assurance that the Company will realize any anticipated economies of scale for the combined businesses.

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

Additionally, Zack Pan, our Chief Financial Officer, Shuang Gong, our Corporate Secretary, Yuan Jian, General Manager and Chief Engineer of Aoxing Pharmaceutical, perform key functions in the operation of our business. There can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel.

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

Our research and development of pharmaceutical products is subject to the regulatory approval of the SFDA. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures. Currently, three of our products, Zushima, Gan Fu Kang and Azithromycin Dispersible Tablets, have pending applications with the SFDA. Phase II clinical testing is currently occurring for five other products (Shenrong Capsules, Zhixuening Pian, Xiao'aiping Dispersible Tablets, Zhenbao Wan Capsules, and KunLing Wan Capsules), which is expected to be completed sometime in 2012 to 2015. After phase II clinical test, these products will need to go through a phase III clinical test before they can be submitted for SFDA approval. We expect phase III clinical test for all five products will be completed sometime in 2015 to 2017. If we do not receive timely approval for any of these drugs, then production will be delayed and sales of the products cannot be planned for.

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

For the years ended December 31, 2011 and 2010, our Danshen Granule is the only product at Aoxing Pharmaceutical subject to price controls which did not affect our gross profit, gross margin and net income in a material respect. It is possible that additional products may be subject to price control, or that price controls may be increased in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

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

The commercial success of our products depends upon the degree of market acceptance by the PRC medical community, such as hospitals and physicians. Even if our products are approved by the SFDA, there is no assurance that physicians will prescribe or recommend our products to patients. Furthermore, a product's prevalence and use at hospitals may be contingent upon its relationship with the medical community. Currently, Danshen Granule and Taohausan are only available by medical prescription at Aoxing Pharmaceutical. The acceptance of our products by the PRC medical community may depend upon several factors, including but not limited to, the product's acceptance by physicians and patients as a safe and effective treatment, cost effectiveness, potential advantages over alternative treatments, and the prevalence and severity of side effects. Failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the website www.oanda.com, as of December 31, 2011, $1 was equal to RMB 6.3532. As we rely entirely on revenue earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for Aoxing Pharmaceutical’s operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the RMB. Thus if we raise 1,000,000 dollars and the RMB appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,400,220  as opposed to RMB  6,353,200 prior to the appreciation. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB; the U.S. dollar equivalent of the RMB we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Aoxing Pharmaceutical has RMB 1,000,000 in assets and RMB is depreciated against the U.S. dollar by 15%, then the assets will be valued at $133,790 as opposed to $157,400  prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 30% appreciation of the RMB against the U.S. dollar as of December 31, 2011. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

The practical effect of the PRC legal system on our business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC's accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

Risks Relating to our Common Stock

Our securities may get delisted if we do not show compliance with Nasdaq listing standards.

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

As of December 31, 2011, there were 28,196,627 shares of our common stock issued and outstanding. Our officers and directors own approximately 33% of our common stock. Mr. Ronghua Wang, our Chairman of the Board and CEO, owns approximately 32.5% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Wang's interests may differ from those of other stockholders. Furthermore, ownership of 35.2% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

The table below provides a general description of our major offices and facilities:

Location	Principal Activities	Area(Sq meter)	LUR and Lease Term
No. 588 Shiji Xi Road, Xianyang, Shaanxi Province, PRC 712000	Headquarter, GMP Facility, R&D	19,036	50-year land use right expiring in June 2056
Wuquan Village Jiangcun Town Hu Country Xi'an City	Herb cultivation	343,983	40-year land lease expiring on May 4, 2049
Weihua Road, Weinan City, Shaanxi, PRC	GMP Facility, R&D	63,851	50-year land use right expiring in August 2053

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

During the 4th quarter of 2011, following the protracted negotiations with the local government of Zouan Town, Xi’an City, the Company determined to give up the land use right for the construction of raw materials processing plant in Zouan Town. The land use right for the 34,803 square meter facility was acquired in 2009 in consideration for RMB 20 million (approximately $3.1 million). The Company’s determination was preceded by ongoing attempts to resolve a labor dispute with the local government relating to a previous paper mill labor force on this site to be retained by the Company following its acquisition of the property and business, which attempts yielded no positive results.  In March 2012, the Company reached an agreement with the local government by paying back part of the consideration paid for the land (RMB 12.5 million, approximately $1.9 million). The foregoing refund was recorded as “Other Receivable” in the fiscal year 2011.  We also had to recognize approximately $1.2 million loss for the same period.

In December 2011, Xianyang Land Reserve Center, the governmental entity that holds the title to all land in the Shaanxi Province, reclaimed approximately a 33,228 square meter portion of the real estate (with carrying amount of RMB 28.5 million or approximately $4.5 million) at our Xianyang, Shaanxi Province headquarters, none of which have been used by our Company. We leased all 52,264 square meters of real estate in Xianyang under 50-year land use right expiring in June 2056. At the time of the lease commencement in 2006, all of the land was designated for industrial use; however, in 2011, the local Municipal Construction Planning Department repurposed a portion of the real estate for residential use. As a result, the Company expects to be reimbursed by the local government for the reclaimed portion of its real estate and the land use right, in the amount of approximately RMB 18.2 million (or approximately $2.9 million) no later than June 2012. The Company understands that the land is then to be auctioned by the local government, and the Company is also entitled to receive 40% of the final bid price exceeding the amount of RMB 16.6 million (or $2.6 million), but in no event to exceed the amount of RMB 33.2 million (or $5.2 million). As a result of the foregoing, the Company recorded $2.9 million Other Receivable, $1 million Contingent Assets, and $0.6 million loss for the real estate in question. The Company anticipates for the auction and compensation process to be completed during the year 2012.

The land lease for our cultivation site was entered into in 2009 for a total of RMB 8 million ($1.2 million).

The land use right of Weinan site was acquired in October 2011 when we made the acquisition of Shaanxi Weinan Huaren Pharmaceuticals, Ltd at that time.

ITEM 3. LEGAL PROCEEDINGS

The Company may, from time to time, be involved in various legal matters arising out of its operations in the normal cause of business, none of which are expected, individually or in the aggregate, to have a material effect on the Company.

ITEM 4. [RESERVED AND REMOVED]

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s securities are currently trading on NASDAQ under the trading symbol “BSPM” (subject to the listing exception), which listing was approved in April 2010. Prior to that, our securities were quoted on the OTC BB.  The market for our common stock is limited and volatile.  Set forth below are the high and low closing sale prices for the common stock for each quarter in 2011 and 2010. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2011	$0.93	$0.49
September 30, 2011	$1.41	$0.68
June 30, 2011	$2.10	$1.03
March 31, 2011	$2.78	$1.80

December 31, 2010	$2.84	$2.73
September 30, 2010	$2.88	$2.66
June 30, 2010	$3.00	$2.82
March 31, 2010	$4.49	$4.10

On March 22, 2012, the closing price of the Company’s common stock was $0.75.

Holders

As of December 31, 2011, we had 42 record holders of our common stock based upon a shareholder list provided by our transfer agent. Our transfer agent is Interwest Transfer Co., Inc. located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117, and their telephone number is 1-801-272-9294.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in ITEM 12 titled “Equity Compensation Plan Information” below.

The Company issued no unregistered shares of Common stock during the three months ended December 31, 2011. The Company did not repurchase any of its equity securities during the quarter ended December 31, 2011.

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

You should read the following discussion and analysis in conjunction with our audited financial statements, and “Risk Factors” contained in this report.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

In October 2011, Aoxing Pharmaceutical entered into a Share Transfer Agreement to acquire Shaanxi Weinan Huaren Pharmaceuticals, Ltd (“Shaanxi Weinan”). from the holders of 100% of equity interests in Shaanxi Weinan. The aggregate purchase price is RMB 61 million (approximately $9.55 million), in cash and payable in several tranches.

Shaanxi Weinan owns drug approvals and permits for a portfolio of 86 drugs and one health product, all of which, were added to the Company’s current drug portfolio following the completion of this acquisition. The Company completed this acquisition on October 25, 2011, and the name of the acquired company changed to Shaanxi Weinan Aoxing Pharmaceuticals, LLC.

Our products also include five over-the-counter (“OTC”) medicines, ten prescription-based pharmaceuticals, six health products and one medical device which are sold and distributed in over 25 provinces and provincial-level cities throughout China. Our best-selling product, Xin Ao Xing Oleanolic Acid Capsule (“Xin Ao Xing Capsule”), is a state-approved OTC drug for treatment of Hepatitis B.

Nasdaq Listing Matters

On October 25, 2011, the Company received a letter from the Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the past 30 consecutive business days, the bid price for the Company’s common stock has closed below the minimum $1.00 per share requirement set forth in Nasdaq Listing Rule 5450(a)(1). Pursuant to the October 25, 2011 letter from Nasdaq, the Company has been granted a 180 calendar day grace period to regain compliance and, therefore, had until April 23, 2012 to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for our common stock must close at $1.00 or higher for a minimum of 10 consecutive business days within the 180 day grace period. In the event we do not regain compliance within the grace period (as may be extended under the Nasdaq rules), we will receive notification that our securities are subject to delisting, and we may then appeal the delisting determination to a Nasdaq hearings panel, during which appeal the Company’s securities will remain listed on the exchange pending the final determination by the panel. Should the Company’s securities be eventually delisted, it could, among other things, significantly and materially reduce the active market and liquidity for the Company’s securities.

Results of Operations

Net Sales

For the year ended December 31, 2011, total net sales increased by approximately $11.8 million or 15% compared to the year of 2010. This was primarily due to our marketing efforts in existing and new sales regions. Also the acquired Shaanxi Weinan in the fourth quarter of the year contributed approximately $836,000 incremental sales. Domestic Chinese customers still accounted for 100% of total sales.

	Year Ended December 31,
	2011		2010
Drugs
Xin Aoxing Oleanolic Acid Capsule	60,483,422	65.8%	53,448,093	66.6%
Gan Wang Compound Paracetamol Capsule	6,585,804	7.2%	5,856,338	7.3%
Tianqi Dysmenorrhea Capsule	6,543,902	7.1%	5,649,844	7.0%
Danshen Granule	4,140,322	4.5%	3,741,082	4.7%
Taohuasan Pediatrics Medicine	5,453,031	5.9%	4,832,791	6.0%
Subtotal	83,206,481	90.5%	73,528,148	91.6%

Health products
Tangning Capsule	2,104,229	2.3%	1,543,182	1.9%
Yizi Capsule	4,527,489	5.0%	4,097,501	5.2%
Shengjing Capsule	950,256	1.0%	645,514	0.8%
Aoxing Ointment	309,866	0.3%	264,762	0.3%
Subtotal	7,891,840	8.6%	6,550,959	8.2%

Medical device
Hernia belt	30,806	0.0%	135,766	0.2%

Shaanxi Weinan Products (4th Quarter 2011 only)	836,378	0.9%	-	0.0%

Total sales	91,965,505	100%	80,214,873	100%

Revenue from rural market was $16.3 million and $14.2 million, accounted for 18% and 18% of the total net sales for the years ended December 31, 2011 and 2010 respectively. Rural market typically has less competition in China, and pharmaceutical consumption per capita is almost 10% of that in city market in China. We believe that the rural market has much bigger potential to grow.

Cost of sales

Compared to the fiscal year of 2010, cost of sales increased by about $7.5 million or 37% for the year ended December 31, 2011.  The increase in the cost of sales was primarily due to the increase in the cost of raw material and sales volume during the year.

		Year Ended December 31,
		2011		2010
Drugs
	Xin Aoxing Oleanolic Acid Capsule	10,188,505	36.9%	7,712,530	38.4%
	Gan Wang Compound Paracetamol Capsule	3,494,768	12.7%	3,009,269	15.0%
	Tianqi Dysmenorrhea Capsule	3,633,933	13.3%	2,077,514	10.3%
	Danshen Granule	3,510,363	12.7%	2,799,590	13.9%
	Taohuasan Pediatrics Medicine	3,071,577	11.1%	1,674,964	8.4%
	Subtotal	23,899,146	86.7%	17,273,867	86.0%

Health products
	Tangning Capsule	673,504	2.4%	491,507	2.4%
	Yizi Capsule	1,733,519	6.3%	1,570,605	7.8%
	Shengjing Capsule	740,039	2.7%	500,240	2.6%
	Aoxing Ointment	209,246	0.8%	177,209	0.9%
	Subtotal	3,356,308	12.2%	2,739,561	13.7%

Medical device
	Hernia belt	23,898	0.1%	65,949	0.3%

Shaanxi Weinan Products (4th quarter 2011 only)		299,089	1.0%	-	-

	Total cost of sales	27,578,441	100%	20,079,377	100%

Gross Profit

Gross profit increased by $4.3 million or 7% for the year ended December 31, 2011, compared to the year of 2010. The increase in gross profit was due primarily to the increase in sales volume.

	Year Ended December 31,
	2011		2010
Drugs
Xin Aoxing Oleanolic Acid Capsule	50,294,917	78.1%	45,735,563	76.1%
Gan Wang Compound Paracetamol Capsule	3,091,036	4.8%	2,847,069	4.7%
Tianqi Dysmenorrhea Capsule	2,909,969	4.5%	3,572,330	5.9%
Danshen Granule	629,959	1.0%	941,492	1.6%
Taohuasan Pediatrics Medicine	2,381,454	3.7%	3,157,827	5.3%
Subtotal	59,307,335	92.1%	56,254,281	93.6%

Health products
Tangning Capsule	1,430,725	2.2%	1,051,675	1.8%
Yizi Capsule	2,793,970	4.3%	2,526,896	4.2%
Shengjing Capsule	210,217	0.3%	145,274	0.2%
Aoxing Ointment	100,620	0.2%	87,553	0.1%
Subtotal	4,535,532	7.0%	3,811,398	6.3%

Medical device
Hernia belt	6,908	0.0%	69,817	0.1%

Shaanxi Weinan Products (4th quarter 2011 only)	537,289	0.9%	-	-

Total gross profit	64,387,064	100%	60,135,496	100%

The overall gross profit margin decreased to 70% in 2011 from 75% in year of 2010 mainly because of the increase in the cost of raw material for the year ended December 31, 2011.  For Xin Aoxing Oleanolic Acid Capsule, the most best selling product of the Company, the gross margin was not much impacted, at 83% , compared to 86% last year.

Selling, General and Administrative Expenses

The  increase in selling expenses for the year ended December 31, 2011 was mainly due to the increase in both business volume and advertising expenditures. Advertising expense accounted for 56% and 58% of the total selling expenses for the years ended December 31, 2011 and 2010, respectively. General and administrative expenses increases were caused by stock-based compensation and business acquisition occurred in year 2011. Also in the fourth quarter of year 2011 the management decided to expense the part of the research deposit we paid in year 2010, approximately $2.3 million for acquiring a proprietary technology which currently is still under research and development, and this resulted in significant increase of our research and development expenses for the year ended December 31, 2011.

Stock-based compensation

Our board of directors adopted a stock option incentive plan in August 2009. The values of options granted under the plan and valued using Black-Scholes-Merton pricing model and expensed over the term of their respective vesting periods. Stock awards are valued using the market price on or around the date the shares were awarded and included as a period compensation expense. Consequently, we incurred $1,721,006 and $681,716 in stock-based compensation for the years ended December 31, 2011 and 2010, respectively. In May 2011, the Company awarded its employees 779,193 shares of common stock and recorded approximately $1.1 million compensation expense; also in April 2011 the Company issued 30,000 shares of common stock to an outside consultant and recorded approximately $61,000 compensation expense.

Interest Expense

We incurred interest expenses of $41,942 for the year ended December 31, 2011, and no interest expense for the year ended December 31, 2010.

Provision for Income Taxes

For the years ended December 31, 2011, provision for income taxes decreased by $180,500, compared to the fiscal year of 2010, due to approximately $5.4 million lower taxable income in 2011. The effective tax rates for the years ended December 31, 2011 and 2010 were 33% and 26% respectively. The uniform corporate income tax rate is 25% in China. The calculation of effective tax rate include the operating results of  all the Company’s subsidiaries, including the U.S. corporate company.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of approximately $17.0 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding product lines, research and development capabilities, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s pharmaceutical products will be the primary organic source of funds for future operating activities in 2012. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, as we may deem appropriate, we may rely on bank borrowing, if available, as well as capital raises. There is no assurance that we will find such funding on acceptable terms, if at all.

Net cash provided by operating activities for the year ended December 31, 2011 was $8.8 million. This was primarily due to our net income of $12.2 million, adjusted by non-cash related expenses including $1.8 million impairment loss on land use rights, depreciation and amortization of $0.9 million, stock-based compensation of $1.7 million, and research and development expenses of 2.4 million, offset by a non-cash gain of $1.3 million on bargain purchase from business acquisition and a net increase in working capital items of $8.5 million. The net increase in working capital items was mainly due to increase in accounts receivable resulting from increase in sales and decrease in accounts and tax payable.

Net cash used in investing activities for the year ended December 31, 2011 was $6.4 million, primarily due to over $4.0 million on the acquisition of Shaanxi Weinan and $3.1 million of deposit for acquisition of proprietary technologies.

Net cash provided by financing activities for the year ended December 31, 2011 was approximately $0.8 million, due to the two short-term bank loans obtained from a local bank in the PRC during the first half of the year.  See Notes to the Consolidated Financial Statements, Note 5 – Short-term Bank Loan for the details.

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

The following table sets out the aging of our accounts receivable, before allowance for doubtful accounts, for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of December 31, 2011	$35,177,578	$8,609,801	$9,019,083	$11,928,141	$5,345,070	$229,462	$46,021
As of December 31, 2010	$28,673,991	$11,887,988	$11,301,544	$5,440,243	$-	$37,388	$6,828

The following table presents the days sales outstanding calculated based on sales and accounts receivables for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
Days sales outstanding	120	112

The number of days that sales were outstanding increased to 120 days for the year ended December 31, 2011 from 112 days for the year of 2010.

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

During the 4th quarter of 2011, following the protracted negotiations with the local government of Zouan Town, Xi’an City, the Company determined to give up the land use right for the construction of raw materials processing plant in Zouan Town. The land use right for the 34,803 square meter facility was acquired in 2009 in consideration for RMB 20 million (approximately $3.1 million). The Company’s determination was preceded by ongoing attempts to resolve a labor dispute with the local government relating to a previous paper mill labor force on this site to be retained by the Company following its acquisition of the property and business, which attempts yielded no positive results.  In March 2012, the Company reached an agreement with the local government by paying back part of the consideration paid for the land (RMB 12.5 million, approximately $1.9 million). The foregoing refund was recorded as “Other Receivable” in the fiscal year 2011.  We also had to recognize approximately $1.2 million loss for the same period.

In December 2011, Xianyang Land Reserve Center, the governmental entity that holds the title to all land in the Shaanxi Province, reclaimed approximately a 33,228 square meter portion of the real estate (with carrying amount of RMB 28.5 million or approximately $4.5 million) at our Xianyang, Shaanxi Province headquarters, none of which have been used by our Company. We leased all 52,264 square meters of real estate in Xianyang under 50-year land use right expiring in June 2056. At the time of the lease commencement in 2006, all of the land was designated for industrial use; however, in 2011, the local Municipal Construction Planning Department repurposed a portion of the real estate for residential use. As a result, the Company expects to be reimbursed by the local government for the reclaimed portion of its real estate and the land use right, in the amount of approximately RMB 18.2 million (or approximately $2.9 million) no later than June 2012. The Company understands that the land is then to be auctioned by the local government, and the Company is also entitled to receive 40% of the final bid price exceeding the amount of RMB 16.6 million (or $2.6 million), but in no event to exceed the amount of RMB 33.2 million (or $5.2 million). As a result of the foregoing, the Company recorded $2.9 million Other Receivable, $1 million Contingent Assets, and $0.6 million loss for the real estate in question. The Company anticipates for the auction and compensation process to be completed during the year 2012.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. We adopted this guidance as of January 1, 2010 and applied it to the Meipude and Shaanxi Weinan acquisitions.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2011:

	Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development expense	$883,223	$883,223	$-	-	-
Purchases of intellectual property	5,824,662	-	5,824,662	-	-
Total contractual obligations	$6,707,885	$883,223	$5,824,662	-	-

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

We have audited the accompanying consolidated balance sheets of Biostar Pharmaceuticals, Inc. (“Biostar”) and its subsidiary / variable interest entities (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mazars CPA Limited
Mazars CPA Limited
Certified Public Accountants
Hong Kong

March 27, 2012

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$16,971,789	$13,211,443
Accounts receivable	35,033,650	28,535,712
Inventories	1,373,459	351,682
Prepaid expenses and other receivables	7,129,911	1,251,397
Total Current Assets	60,508,809	43,350,234

Deposits	3,148,466	7,713,482
Deferred tax assets	1,617,688	-
Property and equipment, net	7,379,982	5,958,636
Intangible assets, net	10,406,931	11,064,591

Total Assets	$83,061,876	$68,086,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$3,334,418	$3,991,071
Short-term bank loans	787,116	-
Value-added tax payable	895,487	1,509,173
Income tax payable	1,643,155	2,086,702
Total Current Liabilities	6,660,176	7,586,946

Commitment and contingencies

Stockholders' Equity
Common stock, $.0001 par value, 100,000,000 shares authorized, 28,196,627 and 27,387,436 shares issued and outstanding as of December 31, 2011 and 2010	28,196	27,387
Additional paid-in capital	22,426,864	20,706,667
Statutory reserve	6,490,600	4,666,381
Retained earnings	43,473,834	33,124,540
Accumulated other comprehensive income	3,982,206	1,975,022
Total Stockholders' Equity	76,401,700	60,499,997

Total Liabilities and Stockholders' Equity	$83,061,876	$68,086,943

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2011	2010

Sales, net	$91,965,505	$80,214,873

Cost of sales	27,578,441	20,079,377

Gross profit	64,387,064	60,135,496

Operating expenses:
Selling expenses	38,227,362	32,313,284
General and administrative expenses	5,676,652	4,175,828
Research and development expenses	2,323,996	36,110
Total operating expenses	46,228,010	36,525,222

Income from operations	18,159,054	23,610,274

Other income (expense)
Interest income	430,021	34,020
Interest expense	(41,942)	-
Other income (expense)	713	(192,751)
Gain from bargain purchase	1,299,063	-
Impairment loss on land use rights	(1,784,072)	-
Foreign exchange gain	3,313	3,154
Total other income (expense)	(92,904)	(155,577)

Income before income taxes	18,066,150	23,454,697

Provision for income taxes	5,892,637	6,073,137

Net income	$12,173,513	$17,381,560

Earnings per share
Basic	$0.44	$0.66
Diluted	$0.44	$0.63

Weighted average number of common stock outstanding
Basic	27,894,222	26,357,954
Diluted	27,894,222	27,468,724

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-in	Statutory	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income	Equity
BALANCE, JANUARY 1, 2010	23,374,799	$23,375	3,060,000	$3,060	$19,801,366	$2,860,685	$17,548,676	$682,709	$40,919,871

Issuance of preferred stock (Make Good Shares)	-	-	100,000	100	186,900	-	-	-	187,000

Conversion of Series B preferred stock	3,160,000	3,160	(3,160,000)	(3,160)		-		-	-

Exercise of warrants	852,395	852	-	-	36,685	-	-	-	37,537

Stock-based compensation	240	-	-	-	681,716	-	-	-	681,716

Transfer to statutory reserve	-	-	-	-	-	1,805,696	(1,805,696)	-	-

Comprehensive Income:
Net income	-	-	-	-	-	-	17,381,560	-	17,381,560

Foreign currency translation adjustment	-	-	-	-	-	-	-	1,292,313	1,292,313

Total Comprehensive Income	-	-	-	-	-	-	-	-	18,673,873

BALANCE, DECEMBER 31, 2010	27,387,434	$27,387	-	$-	$20,706,667	$4,666,381	$33,124,540	$1,975,022	$60,499,997

Stock-based compensation	809,193	809	-	-	1,720,197	-	-	-	1,721,006

Transfer to statutory reserve	-	-	-	-	-	1,824,219	(1,824,219)	-	-

Comprehensive Income:
Net income	-	-	-	-	-	-	12,173,513	-	12,173,513

Foreign currency translation adjustment	-	-	-	-	-	-	-	2,007,184	2,007,184

Total Comprehensive Income									14,180,697

BALANCE, DECEMBER 31, 2011	28,196,627	$28,196	-	$-	$22,426,864	$6,490,600	$43,473,834	$3,982,206	$76,401,700

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,173,513	$17,381,560
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax assets	(299,960)	-
Depreciation and amortization	885,118	620,024
Research and development expenses	2,332,681	-
Impairment loss on land use rights	1,784,072	-
Stock-based compensation and other non-cash expenses	1,721,006	681,716
Make good shares expense	-	187,000
Gain from bargain purchase	(1,299,063)	-
Changes in operating assets and liabilities:
Accounts receivable	(5,332,216)	(8,057,168)
Inventories	(609,967)	(11)
Prepaid expenses and other receivables	(10,000)	314,794
Accounts payable and accrued expenses	(1,638,295)	310,452
Value-added tax payable	(675,338)	423,325
Income tax payable	(528,792)	554,939
Exchange difference	270,488	424,801
Net cash provided by operating activities	8,773,247	12,841,432

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(110,585)	(1,466,486)
Acquisition of business	(4,037,700)	-
Acquisition of proprietary technologies	-	(265,150)
Deposit paid for acquisition of proprietary technologies	(3,119,798)	(2,268,671)
Refund of deposit paid for acquisition of business	928,361	-
Deposit paid for acquisition of business	-	(4,537,342)
Net cash used in investing activities	(6,339,722)	(8,537,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a shareholder	334,957	-
Repayment to a shareholder	(334,957)	-
Proceeds from short-term bank loans	787,116	-
Proceeds from issuance of common stock	-	37,537
Net cash provided by financing activities	787,116	37,537

Effect of exchange rate changes on cash and cash equivalents	539,705	292,419

Net increase in cash and cash equivalents	3,760,346	4,633,739

Cash and cash equivalents, beginning balance	13,211,443	8,577,704

Cash and cash equivalents, ending balance	$16,971,789	$13,211,443

SUPPLEMENTAL DISCLOSURES:
Interest received	$430,021	$34,020
Interest payments	$(41,942)	$-
Income tax payments	$(6,699,145)	$(5,531,902)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$-	$3,160
Cashless exercise of warrants	$-	$815
Prior year deposit paid for acquisition of property and equipment	$-	$439,016
Prior year deposit paid for acquisition of business	$4,722,699	$-
Payable for acquisition of business	$818,601	$-
Reclassification of land use rights to other receivables	$(5,821,168)	$-

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

On November 1, 2007, Shaanxi Biostar entered into a series of agreements including a Management Entrustment Agreement, a Shareholders’ Voting Proxy Agreement, an Exclusive Option Agreement and a Share Pledge Agreement (collectively the “Agreements”) with Shaanxi Aoxing Pharmaceutical Co., Ltd. (“Aoxing Pharmaceutical”) and its registered owners (the “Transaction”). Aoxing Pharmaceutical is a corporation formed under the laws of the PRC. According to these Agreements, Shaanxi Biostar acquired management control of Aoxing Pharmaceutical whereby Shaanxi Biostar is entitled to all of the net profits of Aoxing Pharmaceutical as a management fee and is obligated to fund Aoxing Pharmaceutical’s operations and pay all of the debts. In exchange for entering into the Agreements, on November 1, 2007, the Company issued 19,832,311 shares of its common stock to Aoxing Pharmaceutical’s registered owners, representing approximately 90% of the Company’s common stock outstanding immediately after the Transaction. Therefore, the Transaction is accounted for as a reverse acquisition, and Aoxing Pharmaceutical is deemed to be the accounting acquirer in the reverse acquisition.

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

The Agreements provide that Shaanxi Biostar has controlling interest in Aoxing Pharmaceutical as defined by Financial Accounting Standard Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities”, included in the FASB Accounting Standards Codification (“Codification”) as Accounting Standards Codification (“ASC”) 810, Consolidation, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, included in the Codification as ASC 810, Consolidation, which requires Shaanxi Biostar to consolidate the financial statements of Aoxing Pharmaceutical and ultimately consolidate with its parent company, Biostar (see Note 2 “Principles of Consolidation”).

In October 2011, Aoxing Pharmaceutical entered into and completed a Share Transfer Agreement to acquire Shaanxi Weinan Huaren Pharmaceuticals, Ltd (“Shaanxi Weinan”). from the holders of 100% of equity interests in Shaanxi Weinan.  Therefore, Shaanxi Weinan became a wholly owned subsidiary of Aoxing Pharmaceutical. Shaanxi Weinan is engaged in manufacturing of drugs and health products.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiary and variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation. The Company has adopted ASC 810, Consolidation which requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

In determining Aoxing Pharmaceutical is a VIE of Shaanxi Biostar, the Company considered the following indicators, among others:

■
Shaanxi Biostar has the full right to control and administer the financial affairs and daily operation of Aoxing Pharmaceutical and has the right to manage and control all assets of Aoxing Pharmaceutical. The registered owners of Aoxing Pharmaceutical as a group have no right to make any decision about Aoxing Pharmaceutical’s activities without the consent of Shaanxi Biostar.

■
Shaanxi Biostar is assigned all voting rights of Aoxing Pharmaceutical and has the right to appoint all directors and senior management personnel of Aoxing Pharmaceutical. The registered owners of Aoxing Pharmaceutical possess no substantive voting rights.

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

Additional capital provided to Aoxing Pharmaceutical by the Company was recorded as an interest-free loan to Aoxing Pharmaceutical. There was no written note to this loan, the loan was not interest bearing, and was eliminated during consolidation. Under the terms of the Agreements, the registered owners of Aoxing Pharmaceutical are required to transfer their ownership of Aoxing Pharmaceutical to the Company’s subsidiary in the PRC when permitted by the PRC laws and regulations or to designees of the Company at any time when the Company considers it is necessary to acquire Aoxing Pharmaceutical. In addition, the registered owners of Aoxing Pharmaceutical have pledged their shares in Aoxing Pharmaceutical as collateral to secure these Agreements.

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operation in the PRC uses Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary and VIEs are translated into U.S. dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, Foreign Currency Translation, included in the Codification as ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity, included in the Codification as ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations.  For the years ended December 31, 2011 and 2010, the foreign currency translation adjustment to the Company’s other comprehensive income were $2,007,184 and $1,292,313, respectively.

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

Accounts Receivable

The Company maintains allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Terms of sales vary. Allowances are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $143,928 and $138,279 as of December 31, 2011 and 2010, respectively.

Inventories

Inventories are valued at the lower of  weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	December 31,	December 31,
	2011	2010

Raw materials	$534,338	$175,266
Work in process	135,510	122,655
Finished goods	187,286	53,761
Goods in transit	516,325	-
	$1,373,459	$351,682

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

Real property	30 years
Leasehold improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	December 31,	December 31,
	2011	2010

Real property	$3,515,301	$2,405,807
Leasehold improvements	1,956,289	1,956,289
Machinery & equipment	1,131,235	628,306
Furniture & fixtures	66,282	63,420
Vehicle	157,239	91,995
Construction in progress	2,065,116	2,044,541
	8,891,462	7,190,358
Less: Accumulated depreciation	(1,511,480)	(1,231,722)
	$7,379,982	$5,958,636

As of December 31, 2011, expenditures incurred for the construction of a new production plant was $2,065,116. As of December 31, 2010, expenditures incurred for the construction of a raw material processing plant and a new production plant were $2,044,541.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. During the year ended December 31, 2011, the Company made impairment loss on land use right of $1,784,072, and no impairments of intangible assets have been identified for the year ended December 31, 2010. The Company’s land use rights will expire between 2053 and 2056. The Company’s proprietary technologies, including drug approvals and permits, were mainly contributed by four ex-owners of Aoxing Pharmaceutical and acquired from Shaanxi Weinan acquisition. All of the Company’s intangible assets are subject to amortization with estimated useful lives of:

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	December 31,	December 31,
	2011	2010

Land use rights	$3,406,406	$10,571,810
Proprietary technologies	8,851,814	1,776,694
	12,258,220	12,348,504
Less: Accumulated amortization	(1,851,289)	(1,283,913)
	$10,406,931	$11,064,591

The estimated future amortization expenses related to intangible assets as of December 31, 2011 are as follows:

Years Ending December 31,
2012	$1,369,071
2013	1,369,071
2014	1,369,071
2015	1,369,071
2016	1,369,071
Thereafter	3,561,576

As of December 31, 2011, land use right of the Company with carrying amount of $1 million have been pledged to a financial institution in the PRC to secure a loan borrowed by an independent third party.

Long-Lived Assets

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company periodically evaluates the carrying value of long-lived assets to be held and used. Impairment loss is recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. No loss on disposal occurred during any of the periods presented.

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

Value-added Tax Payable

The Company is subject to a value-added tax rate of 17% on product sales in the PRC.  Value-added tax payable is computed net of value-added tax paid on purchases for sales in the PRC.

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

For the years ended December 31, 2011 and 2010, the Company recognized stock-based compensation of $1,721,006 and $681,716, respectively.

Advertising

Advertising expense consists primarily of costs of promoting the Company’s corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the years ended December 31, 2011 and 2010, the Company incurred advertising expense of approximately $21,234,426 and $18,651,275, respectively.

Research and Development

The remuneration of the Company’s research and development staff, materials used in internal research and development activities, and payments made to third parties in connection with collaborative research and development arrangements, are all expensed as incurred.  Where the Company makes a payment to a third party to acquire the right to use a product formula which has received regulatory approval, that payment is accounted for as the acquisition of a license or patent and is capitalized as an intangible asset and amortized over the shorter of the remaining license period or patent life (See above “Intangible Assets”). For the years ended December 31, 2011 and 2010, the Company incurred research and development expense of $2,323,996 and $36,110, respectively.

Income Taxes

The Company adopts SFAS No. 109, Accounting for Income Taxes, included in the Codification as ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common stock outstanding during the period.

Diluted earnings per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. We adopted this guidance as of January 1, 2010 and applied it to the Meipude and Shaanxi Weinan acquisitions.

Recent accounting pronouncements

Effective during the year ended December 31, 2011, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the FASB:

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

●
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

●
ASU 2010-29, Disclosure of Supplementary ProForma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-G), which requires that the pro forma information be presented at if the business combination occurred at the beginning of the prior annual reporting period for purposes of calculating both the current reporting period and the prior reporting period pro forma financial information. The ASU also requires that this disclosure be accompanied by a narrative description of the amount and nature of material nonrecurring pro forma adjustments. The amendments in this ASU are effective for business combinations with effective dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Prospective application is required with early adoption permitted.

The adoption of the foregoing ASUs did not have a material effect on the Company’s consolidated financial statements.

In addition, the FASB has issued the following updates which are not yet effective for the year ended December 31, 2011 and which have not been adopted in the Company’s financial statements:

•
In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 removes the transferor’s ability criterion from the consideration of effective control for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity. It also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early application is not permitted. The Company is evaluating the impact that this ASU will have on the Company’s financial statements.

•
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company is evaluating the impact that this ASU will have on the Company’s financial statements.

•
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. The Company has not elected to early adopt this ASU and is evaluating the impact that this ASU will have on the Company’s financial statements.

•
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for impairment.” The ASU No. 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Early application is permitted. The Company has not elected to early adopt this ASU and is evaluating the impact that this ASU will have on the Company’s financial statements.

•
In September 2011, the FASB issued ASU No. 2011-09, “Compensation – Retirement benefits – Multiemployer Plans (Subtopic 715-80): Disclosure about an Employer’s Participation in a Multiemployer Plan. The ASU No. 2011-09 require that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The ASU No. 2011-09 are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The Company has not elected to early adopt this ASU and is evaluating the impact that this ASU will have on the Company’s financial statements.

•
In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). The ASU No. 2011-10 requires that a parent deconsolidate a subsidiary if the parent ceases to have a controlling financial interest in the subsidiary (except for a sale of in substance real estate). However, in situations other than a sale of in substance real estate, differing views exist in practice on whether the parent of an in substance real estate subsidiary must satisfy the criteria in Subtopic 360-20, Property, Plant, and Equipment – Real Estate Sales, in order to derecognize the in substance real estate. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. The Company has not elected to early adopt this ASU and is not expected to have a material impact on the Company’s financial statements.

Note 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following:

	December 31,	December 31,
	2011	2010

Deposits paid for research and development	$1,298,743	$1,247,694
Contingent assets	1,045,126	-
Other receivables	4,786,042	3,703
Prepaid expenses and other receivables	$7,129,911	$1,251,397

Other receivable and contingent assets are mainly from the two disposed land use rights. (“See Note 12 – Disposed Land Use Rights”)

Note 4 – DEPOSITS

The deposits consisted of the following:

	December 31,	December 31,
	2011	2010

Refundable deposit paid for acquiring medicine packaging manufacturer	$-	$907,469
Refundable deposit paid for acquiring a pharmaceutical manufacturer	-	4,537,342
Deposit paid for acquiring proprietary technology	3,148,466	2,268,671
	$3,148,466	$7,713,482

Note 5 – SHORT-TERM BANK LOAN

On March 21, 2011, the Company obtained RMB 3,000,000 (approximately $472,000) one year short-term bank loan from a local bank in the PRC, with annual interest rate at 7.88%, for working capital purpose. On May 25, 2011, the Company was granted another RMB 2,000,000 (approximately $315,000) one year short-term bank loan with annual interest rate at 8.20% from the same local bank in the PRC. The loan is secured by (1) personal guarantee executed by a major shareholder of the Company and (ii) pledge of the Company’s real property and land use right with carrying amount of approximately $2.7 million as of December 31, 2011. The loan will be paid off on March 20, 2012 and May 24, 2012, respectively. As of December 31, 2011, the carrying amount of the short-term bank loans approximates the fair values.  As of this report date, the Company paid off the 3,000,000 RMB loan, which was due on March 20, 2012.

Note 6 – STOCKHOLDERS’ EQUITY

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

On April 15, 2010, the Company issued 100,000 shares of the Series B Preferred Stock, valued at $187,000 to the Investors because the fiscal 2009 operating income was $15,100,843, which was $799,157 short of the target of $15,900,000 per the make-good provision.

For the year ended December 31, 2010, 3,160,000 shares of Series B Preferred Stock were converted into 3,160,000 shares of common stock. There was no outstanding Series B Preferred Stock as of December 31, 2011 and 2010.

Common stock

As of December 31, 2011, the Company has 100,000,000 shares of common stock authorized and 28,196,627 shares issued and outstanding at par value $0.001 per share.

For the year ended December 31, 2010, the Company issued 240 shares of common stock to a former management under the Company’s 2009 Stock Plan (see “Stock Options” below).

On April 6, 2011, the Company issued 30,000 shares of common stock to an outside consultant. Stock compensation expense of $2.03 per share or $60,900 was recorded during the year ended  December 31,2011.

On May 19, 2011, the Company awarded 779,193 shares of common stock to its employees based on 2009 Stock Plan.  The award stocks were recorded during the year ended  December 31,2011 as a stock-based compensation expense of approximately $1.1 million, using the grant date closing stock price at $1.41 per share.

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

On June 1, 2010, the Company issued 55,000 warrants to an investor relations firm.  The warrants are exercisable by May 31, 2013 at $2 per share.

On June 1, 2011, the Company issued 32,353 warrants to an investor relations firm.  The warrants are exercisable by June 30, 2014 at $2.74 per share.

The following table summarizes the Company’s outstanding warrants as of December 31, 2011 and 2010.

		Exercise		Weighted Average
Grant date	Issued	Price	Outstanding	Exercise Price

November 2, 2009	500,000	$3.00	500,000
June 1, 2010	55,000	$2.00	55,000
Total, as of December 31, 2010	555,000		555,000	$2.90
June 1, 2011	32,353	$2.74	32,353
Total, as of December 31, 2011	587,353		587,353	$2.89

Stock Options

The Company’s board of directors approved its 2009 stock plan (“ 2009 Stock Plan”) under which it may grant incentive and nonqualified stock options, stock awards or restricted stocks to eligible participants.  Options are generally granted for a term of 5 years.  Except for the options granted to the Company’s existing management on October 22, 2009, options granted under the 2009 Stock Plan generally vest annually in 3 equal installments, the first being on the first anniversary of the grant contingent upon employment with the Company on the vesting date.  Options granted on October 22, 2009 vest annually in 3 equal installments, the first being on the grant date. Options granted on October 27, 2010 vested in one year from the issuance date of such options. Except for the cancelled options, the remaining options were fully vested during the year ended December 31, 2011.

In April 2011, the Company issued 90,000 stock options under the 2009 Stock Plan to its officer and director, among which 70,000 options vest in one year and expire in five years, and 20,000 vest annually in 3 equal installments and expire in three years.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Year Ended December 31,
	2011	2010
Weighted Risk-free interest rate(%)	2.1%	1.7%
Weighted Expected dividend yield (%)	-	-
Weighted Expected option life (years)	4.6	3.3
Weighted Expected volatility (%)	53.0%	93.3%
Weighted average grant date fair value	$0.95	$1.70

The following table summarizes activities for the Company’s options for the years ended December 31, 2011 and 2010.

				Options			Options
				Outstanding			Outstanding
	Number of	Exercise	Expiry	as of			as of	Vested on	Vested on
Grant date	option	Price	Date	December 31, 2010	Addition	Cancelled	December 31, 2011	December 31, 2010	December 31, 2011

October 22, 2009	980,000	$2.60	October 21, 2014	846,667	-	-	846,667	586,667	846,667

December 30, 2009	100,000	$4.45	December 29, 2013	100,000	-	-	100,000	33,333	66,667

October 27, 2010	120,000	$2.80	October 26, 2015	120,000	-	(70,000)	50,000	-	50,000

April 7, 2011	70,000	$1.97	April 6, 2016	-	70,000	-	70,000	-	-

April 7, 2011	20,000	$2.60	April 6, 2014	-	20,000	-	20,000	-	-

Total	1,290,000			1,066,667	90,000	(70,000)	1,086,667	620, 000	963,334

Weighted Average Exercise Price				$2.8			$2.74
Weighted Average Remaining Life (in years)				3.8			2.9

Note 7 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year Ended December 31,
	2011	2010
Basic earnings per share:
Numerator:
Net income	$12,173,513	$17,381,560

Denominator:
Weighted average number of common stock outstanding	27,894,222	26,357,954
Basic earnings per share	$0.44	$0.66

Diluted earnings per share:
Numerator:
Net income	$12,173,513	$17,381,560

Denominator:
Weighted average number of common stock outstanding	27,894,222	26,357,954
Weighted average effect of dilutive securities:
Convertible preferred stocks	-	877,868
Stock options / Warrants	-	232,902
Shares used in computing diluted earnings per share	27,894,222	27,468,724
Diluted earnings per share	$0.44	$0.63

Note 8 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the years ended December 31, 2011 and 2010, and has recorded income tax provision for the periods.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010
Current:
Domestic	$-	$-
Foreign	6,180,200	6,073,137

Deferred:
Domestic	-	-
Foreign	(287,563)	-

Provision for income taxes	$5,892,637	$6,073,137

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2011	2010

Income tax at USA statutory rate (34%)	$6,142,491	$7,974,597
State tax, net of federal effect	-	-
Foreign rate differential	(1,088,522)	(2,448,652)
Change in valuation allowance	838,668	547,192
Provision for income taxes	$5,892,637	$6,073,137

As of December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $4,631,990 and available to offset future taxable income in the USA respectively. The net operating loss carryforwards will expire, if unused, in varying amounts through the year ending December 31, 2031. The deferred tax assets for the USA operation as of December 31, 2011 consists mainly of net operating loss carryforwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future. The Company’s subsidiaries and VIE were incorporated in the PRC and are governed by the Income Tax Law of the PRC and various local income tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

Components of deferred tax assets were as follows:

	December 31,	December 31,
	2011	2010

Impairment of intangible assets	$696,552	$-
Amortization of intangible assets	1,076,168	-
Other temporary differences	(155,032)	-
	$1,617,688	$-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the years ended December 31, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2011 and December 31, 2010, the Company’s VIE had allocated $6,490,600 and $4,666,381, respectively, to these non-distributable reserve funds.

Note 10 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as  of December 31,2011 and 2010 were as follows:

	December 31,	December 31,
	2011	2010

Accumulated other comprehensive income, beginning of period	$1,975,022	$682,709
Change in cumulative translation adjustment	2,007,184	1,292,313
Accumulated other comprehensive income, end of period	$3,982,206	$1,975,022

Note 11 – ACQUISITION

Meipude Acquisition

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
$1,148,316

Shaanxi Weinan  Acquisition

In October 2011, Aoxing Pharmaceutical entered into a Share Transfer Agreement to acquire Shaanxi Weinan from the holders of 100% of equity interests in Shaanxi Weinan.  The aggregate purchase price is RMB 61 million (approximately $9.55 million), in cash and payable in several tranches. As of December 31, 2011, the unpaid amount of $818,601 was  included in “accounts and other payables”.

Shaanxi Weinan owns approvals and permits for a portfolio of 86 pharmaceutical products and one health product, all of which, were added to the Company’s current pharmaceutical product portfolio following the completion of this acquisition. The Company completed this acquisition on October 25, 2011, and the name of the acquired company changed to Shaanxi Weinan Aoxing Pharmaceuticals, LLC.

The assets acquired from Shaanxi Weinan have been accounted for under the acquisition method of accounting  (formerly referred to as the purchase method) in accordance with FASB ASC 805,  Business Combinations.  The assets were recorded at their estimated fair values as of the acquisition date.  A summary of the net assets received from Shaanxi Weinan and the estimated fair value adjustments resulting in the bargain purchase are present below:

	Received from Shaanxi Weinan	Fair Value Adjustments	Recorded by the Company

Inventories	$397,443	$-	$397,443
Property and equipment	1,103,385	486,815	1,590,200
Intangible assets	5,190,781	2,351,318	7,542,099
Deferred tax assets	2,027,262	(709,534)	1,317,728
	$8,718,871	$2,128,599	$10,847,470

Purchase consideration (RMB 61,000,000)			$9,548,407

Gain from bargain purchase			$1,299,063

As agreed between the management of the Company and the then stockholders of Shaanxi Wainan,the then shareholders shall be entitled to the cash and cash equivalents as well as accounts receivable and be responsible for the liabilities of Shaanxi Wainan upon completion of the acquisition. For details, refer to the Company’s SEC filing on December 23, 2011 for the Audited Financial Statements of the Business Acquired, and the Unaudited Pro Forma Condensed Combined Financial Statements.

Results for the year ended December 31, 2011 include operating results of Shaanxi Weinan from the date of the acquisition. Shaanxi Weinan contributed $836,378 of incremental sales and $197,345 of incremental operating income for the year ended December 31, 2011. Acquisition related costs for the year ended December 31, 2011 amounted to approximately $200,000 and are included in the general and administrative expenses in the Company’s consolidated Statements of Operations. The acquired property and equipment and intangible assets are depreciated and amortized based on its estimated useful life.

The following unaudited pro forma information presents our consolidated results of operation as if the Shaanxi Weinan acquisition has occurred on January 1, 2010, after the effect of certain adjustment, including increased amortization and depreciation expenses resulting from fair value adjustments on intangible assets and plant and equipment with related deferred tax adjustments.

	Year Ended December 31,
	2011	2010

Net sales	$96,791,387	$86,104,586
Net income	$12,297,587	$17,994,774
Earnings per share -basic	$0.44	$0.68
Earnings per share -diluted	$0.44	$0.66

Note 12 – DISPOSED LAND USE RIGHTS

During the 4th quarter of 2011, following the protracted negotiations with the local government of Zouan Town, Xi’an City, the Company determined to give up the land use right for the construction of raw materials processing plant in Zouan Town. The land use right for the 34,803 square meter facility was acquired in 2009 in consideration for RMB 20 million (approximately $3.1 million). The Company’s determination was preceded by ongoing attempts to resolve a labor dispute with the local government relating to a previous paper mill labor force on this site to be retained by the Company following its acquisition of the property and business, which attempts yielded no positive results.  In March 2012, the Company reached an agreement with the local government by paying back part of the consideration paid for the land (RMB 12.5 million, approximately $1.9 million). The foregoing refund was recorded as “Other Receivable” in the fiscal year 2011.  We also had to recognize approximately $1.2 million loss for the same period.

In December 2011, Xianyang Land Reserve Center, the governmental entity that holds the title to all land in the Shaanxi Province, reclaimed approximately a 33,228 square meter portion of the real estate (with carrying amount of RMB 28.5 million or approximately $4.5 million) at our Xianyang, Shaanxi Province headquarters, none of which have been used by our Company. We leased all 52,264 square meters of real estate in Xianyang under 50-year land use right expiring in June 2056. At the time of the lease commencement in 2006, all of the land was designated for industrial use; however, in 2011, the local Municipal Construction Planning Department repurposed a portion of the real estate for residential use. As a result, the Company expects to be reimbursed by the local government for the reclaimed portion of its real estate and the land use right, in the amount of approximately RMB 18.2 million (or approximately $2.9 million) no later than June 2012. The Company understands that the land is then to be auctioned by the local government, and the Company is also entitled to receive 40% of the final bid price exceeding the amount of RMB 16.6 million (or $2.6 million), but in no event to exceed the amount of RMB 33.2 million (or $5.2 million). As a result of the foregoing, the Company recorded $2.9 million Other Receivable, $1 million Contingent Assets, and $0.6 million loss for the real estate in question. The Company anticipates for the auction and compensation process to be completed during the year 2012.

Note 13 - COMMITMENTS

Research and Development (“R&D”) Agreement

As of 31 December 2011, the Company entered into three agreements with certain research institutes to conduct clinical trials for three new drugs and one existing drug.  Pursuant to these agreements as of December 31 2011, the Company paid $1,298,663 as a deposit for clinical trial expenses and is obligated to pay the research institutes an additional $883,223 upon completion of the clinical trials.

Capital commitments

As of December 31, 2011, the Company had capital expenditure commitments on purchase of the proprietary technologies of approximately $5,825,000.

Note 14 - SEGMENT INFORMATION

For the years ended December 31, 2011 and 2010, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 15 – RECLASSIFICATION

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

Note 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and disclosure through the date of financial statements was issued.

Effective as of March 26, 2012, Ms. Amei Zhang resigned as the Company’s Chief Operating Officer. Her departure was not due to any disagreement with the Company, but due to family and personal reasons. The Company is thankful to her for his service as the Company’s COO and wishes his success in his future endeavors.

Effective as of the same date, the Board of Directors appointed Zhenghong Wang as the Company’s Chief Operating Officer. Mr. Wang has served in various capacities at Aoxing Pharmaceutical from 2001 until now, including accountant, recruiting manager, sales manager, marketing director in charge of Guizhou Province.  Mr. Wang graduated from Shaanxi Professional Financial Technology College in 2001.

There is no arrangement or understanding between Zhenghong Wang and any other persons pursuant to which he was appointed as discussed above; nor are there any family relationships between Mr. Wang and any executive officers and directors. Further, there are no transactions involving the Company and such persons which transaction would be reportable pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

ITEM 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment the Company’s management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter of 2011 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. Other Information

Effective as of March 26, 2012, Ms. Amei Zhang resigned as the Company’s Chief Operating Officer. Her departure was not due to any disagreement with the Company, but due to family and personal reasons. The Company is thankful to her for his service as the Company’s COO and wishes his success in his future endeavors.

Effective as of the same date, the Board of Directors appointed Zhenghong Wang as the Company’s Chief Operating Officer.

Mr. Wang has served in various capacities at Aoxing Pharmaceutical from 2001 until now, including accountant, recruiting manager, sales manager, marketing director in charge of Guizhou Province.  Mr. Wang graduated from Shaanxi Professional Financial Technology College in 2001.

There is no arrangement or understanding between Zhenghong Wang and any other persons pursuant to which he was appointed as discussed above; nor are there any family relationships between Mr. Wang and any executive officers and directors. Further, there are no transactions involving the Company and such persons which transaction would be reportable pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and ages of our directors and executive officers as of December 31, 2011.

Name	Position	Age	Date of Appointment
Ronghua Wang	Chairman, Chief Executive Officer	56	November 1, 2007
Qinghua Liu	Director	44	November 1, 2008
Leung King-fai	Independent Director (1) (5)	39	April 7, 2011
Haipeng Wu	Independent Director (1)(2)(3)	54	July 1, 2007
Zack Zibing Pan	Chief Financial Officer (4)	44	April 2011
Zhongyang Shang	Independent Director (1)(2)(3)	58	December 30, 2009
Shuang Gong	Secretary of Board	44	April 1, 2008
Amei Zhang *	Chief Operating Officer	37	November 1, 2007
_____________________
(1)           Member of the Audit Committee.
(2)           Member of the Compensation Committee.
(3)           Member of the Nominating and Governance Committee.
(4)           Appointed effective as of April 7, 2011, following Deyin Chen’s resignation as the Company’s Chief Financial Officer.
(5)           Audit Committee Financial Expert

* Effective as of March 26, 2012, Ms Amei Zhang resigned as the Company’s Chief Operating Officer, and effective as of the same date Mr. Zhenghong Wang was appointed as the Company’s new Chief Operating Officer.

Biographical Information of Directors and Executive Officers

Biographical information with respect to the Company’s current executive officers and directors is provided below.

Ronghua Wang has been our Chairman and Chief Executive Officer since our inception and Chairman of Aoxing Pharmaceutical since September of 2006 and a director since 1997. He has served as Aoxing Pharmaceutical’s Chief Executive Officer since1997 and its President since 2007. From 1997, he was Aoxing Pharmaceutical’s Manager in charge of sales, management and manufacturing. Prior to 2006, Mr. Wang was employed at Geological Research Institute and Drugs Research Institute (both in the PRC), and a General Contractor from 1985 to 1994. He graduated from Northwest University, with a Bachelor’s degree in Geology.  His day to day leadership as our Chairman and Chief Executive Officer provides him with intimate knowledge of our operations.

Qinghua Liu has been our director since 2007. Ms. Liu also serves as Chief Financial Officer of Aoxing Pharmaceutical, a position she has held since 2006. She began working at Aoxing Pharmaceutical in 1996 as the Finance Department manager. Prior to that, Ms. Liu served as an accountant at Xing Ping Paper Mill and at a traditional Chinese medicine research academy. Ms. Liu graduated from Northwest Light Industry College in Shaanxi, PRC in 1990 with an Associate’s Degree in financial management.  She brings her experience in the areas of accounting and finance to the Board and the Company.

Leung King-fai has been our director since April 2011. From September 2005 to present, Mr. Leung has been serving as Executive Director and Financial Controller of Hao Wen Holdings Limited, an investment holding company, engages in the manufacture, sale, and trade of medicine in Mainland China. Prior to that engagement, from May 2002 to September 2005, he was employed as an accountant at Grandtop Services Limited, a Hong Kong company. From April 2002 to November 2005, he held the position of Accounting Manager and Accounting Manager at MP logistics International Holdings Limited. From March 1999 to May 2002, he was engaged as an accountant at the firm of Armando Y C Chung & Co, CPA, assisting small to large companies, manufacturing and trading companies, hotels and construction companies. He holds a Bachelor’s degree in Commerce from Deakin University, Victoria, Australia (1996). In addition, he also holds a Continuing Education Certificate in Advanced Taxation from City University of Hong King and The Taxation Institute of Hong Kong (2000).  He is a member of the Hong Kong Institute of Certified Public Accountants.  He brings his experience and expertise in the areas of accounting, corporate finance and taxation to the Board and the Company.

Haipeng Wu has been our director since July 2007. From 2001, Mr. Wu has worked at Automobile Repairing Department as Manager and Chief Executive Officer. He graduated from Northwest University in Xi’an, PRC in 1982. He brings his experience and expertise in the areas of management and operations.

Zack Zibing Pan has been our Chief Financial Officer since April 2011. Prior to that, he had been our director since December 30, 2009, and is also the Chairman of our Audit Committee. Mr. Pan is a Certified Public Accountant, certified by the Oklahoma State Board of Accountancy and member of American Institute of Certified Public Accountant (AICPA). From August 2009 to February 2011, Mr. Pan was Chief Financial Officer of China Education Alliance, Inc.. Prior to that position, Mr. Pan was an audit manager with Eide Bailly CPAs & Business Advisors  at its Oklahoma City office. Mr. Pan had been working at Eide Bailly since September 2005. From September 1998 to September 2005, Mr. Pan was a statistical analyst and economist with the State of Oklahoma. From 1994 to 1996, Mr. Pan worked as a loan project officer for Asian Development Bank Loan Management Office in Anhui, China. Mr. Pan holds a Master of Business Administration from the University of Central Oklahoma and a BA degree from Anhui University, China.

Zhongyang Shang has been our director since December 30, 2009, and is also the chairman of the board of directors’ compensation committee. Mr. Shang is currently the director of Shaanxi Province Administration of Industry and Commerce’s Bureau of Fair Trading, a position he has held since 2006. From 1996 to 2006, Mr. Shang was the director of the Administration of Industry and Commerce for the municipalities of Tongchuan and Xianyang in Shaanxi Province.  Mr. Shang is a graduate of the Central Party College of Economics and Management.  He brings his experience in the areas of public finance, administration and marketing to the Board and the Company.

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

Amei Zhang has been Chief Operating Officer of Aoxing Pharmaceutical since July 2007. From 1999 until now she has served in various capacities at Aoxing Pharmaceutical. Ms. Zhang graduated from North-West University of China with a major of law in 1999, and received a Bachelor’s degree in Economics from The Central Party School in 2005 in Xianyang, PRC. Amei Zhang stepped down as the Company’s COO effective as of March 26, 2012. (Please refer to Item 9B for additional information.)

Family Relationships

There are no family relationships between any of the Company’s executive officers or directors and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director. There were no material changes to the procedures by which shareholders may recommend nominees to the Board since the Company’s last disclosure of such policies.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director, executive officer or affiliate of the Company, any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any associate of any such director, executive officer, affiliate or security holder is a party adverse to the Company or has a material interest adverse to the Company.

To the best of our knowledge, none of the following events have occurred during the past ten years that are material to an evaluation of the ability or integrity of any director, director nominee or executive officer of the Company:

·
any bankruptcy petition filed by or against, or any appointment of a receiver, fiscal agent or similar Officer for, the business or property of such person, or any partnership in which such person was a general partner or any corporation of which such person was an executive officer either, in each case, at the time of the filing for bankruptcy or within two years prior to that time;

·	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·
 being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities:

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

(ii)	engaging in or continuing any conduct or practice in connection with such activity;

(iii)
engaging in any type of business practice; or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws.

·
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to act as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, Director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

·
being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or federal commodities law, and the judgment in such civil action or finding by the SEC or the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

·
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial instructions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

·
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a) (26) of the Exchange Act), any registered entity (as defined in Section 1(a) (29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or person associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Act during the Company’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, it is the Company’s understanding that, except for Haipeng Wu’s Form 3 (date of the required filing – July 1, 2007), Ronghua Wang’s Form 3 (date of the required filing – July 1, 2007), Liu Qinghua’s Form 3 (date of the required filing – July 1, 2007), and Zhang Amei’s Form 3 (date of the required filing – July 7, 2009) (all of which have been inadvertently filed late and all have been since been filed with the SEC), all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors and security holders.

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

Audit Committee

Leung King-fai currently serves as Chairman of the Audit Committee. The Board has determined that he is also qualified an “Audit Committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act.  Other members of the Audit Committee are Haipeng Wu and Zhongyang Shang. The Board has determined that each member of the Audit Committee is “independent” as set forth by the Nasdaq Marketplace Rules and under the federal securities laws. The purpose of the Audit Committee is to assist the Board in its general oversight of Biostar’s financial reporting, internal controls and audit functions.  The Audit Committee’s primary responsibilities include, among others:
·	Review whether or not management has maintained the reliability and integrity of the accounting policies and financial reporting and disclosure practices of the Company;
·	Review whether or not management has established and maintained processes to ensure that an adequate system of internal controls is functioning within the Company;
·
Review whether or not management has established and maintained processes to ensure compliance by the Company with legal and regulatory requirements that may impact its financial reporting and disclosure obligations;

·	Oversee the selection and retention of the Company’s independent registered public accounting firm, and their qualifications and independence;
·	Prepare a report of the Audit Committee for inclusion in the proxy statement for the Company’s annual meeting of shareholders;
·	Review the scope and cost of the audit, the performance of the independent registered public accounting firm, and their report on the annual financial statements of the Company; and
·	Perform all other duties as the Board may from time to time designate.

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

 Compensation Committee

We established our Compensation Committee in December 2009. The Committee consists of Haipeng Wu and Zhongyang Shang, each of whom is an independent director. Zhongyang Shang is the chairman of the Committee. The duties of the Committee include, among others, to:

·	Establish director compensation plan or any executive compensation plan or other employee benefit plan which requires shareholder approval;
·	Establish significant long-term director or executive compensation and director or executive benefits plans which do not require stockholder approval;
·	Determine if any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits, within the Committee's authority;
·	Design overall compensation policy and executive salary plan; and
·	Setting the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO.

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

ITEM 11. Executive Compensation

Summary Compensation Table

This discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing all persons that served as principal executive officer at any time during the fiscal year as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2011 and 2010, the named executive officers consisted of Ronghua Wang (Chief Executive Officer (Principal Executive Officer)), Deyin Chen (former Chief Financial Officer through April 2011), Zack Zibing Pan (Chief Financial Officer (Principal Financial Officer effective from April 2011), and Amei Zhang (Chief Operating Officer).

Name/Office	Year	Salaries ($)	Bonus ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronghua Wang	2011	16,733	-	114,458	-	-	-	131,191
Chairman, CEO (1)	2010	9,662	-	137,352	-	-	-	147,014

Deyin Chen	2011	23,240	-	50,153	-	-	-	73,393
CFO (2)	2010	36,877	-	200,611	-	-	-	237,488

Zack Zibing Pan	2011	81,500	-	54,654	-	-	-	136,154
CFO (3)	2010	13,770	-	43,858	-	-	-	57,628

Amei Zhang	2011	5,949	-	34,095	-	-	-	40,044
COO (4)	2010	4,620	-	40,913	-	-	-	45,533

(1)           Mr. Ronghua Wang was appointed our President and Chief Executive Officer on November 1, 2007. Mr. Wang received the compensation set forth above from Aoxing Pharmaceutical in 2009 or 2010. Mr. Wang’s cash compensation was paid in RMB which, for reporting purposes, has been converted to U.S. dollars at the conversion rate of RMB 6.4544 to one U.S. dollars for 2011, and RMB 6.7792 to one U.S. dollars for 2010. Mr. Wang was granted 220,000 options in total on October 22, 2009, and all of which were already vested by December 31, 2011.
(2)           Mr. Deyin Chen was appointed as CFO on July 1, 2010. He received the compensation in RMB from Aoxing Pharmaceutical which, for reporting purpose, has been converted to US dollars at the conversion rate of 6.4544 to one U.S. dollars for 2011, and  RMB 6.7792 to one U.S. dollars for fiscal 2010. He resigned effective as of April 6, 2011.
(3)           Mr. Pan was appointed effective as of April 7, 2011, following Deyin Chen’s resignation as the Company’s Chief Financial Officer.  Prior to this appointment, Mr. Pan served on the Audit Committee of the Board and received director compensation for such services. He received the compensation in USD from Biostar Pharmaceuticals.
(4)           Ms. Amei Zhang was appointed as the Company’s COO on July 7, 2009. She received the compensation in RMB from Aoxing Pharmaceutical which, for reporting purpose, has been converted to US dollars at the conversion rate of 6.4544 to one U.S. dollars for 2011, and  RMB 6.7792 to one U.S. dollars for fiscal 2010. Effective as of March 26, 2012 Ms Amei Zhang  resigned as the Company’s COO.
(5)           Represents the amortized value of the stock option award granted for the fiscal year 2010, calculated in accordance with FASB ASC Topic 718. For the purposes of making the option calculation for 2011, the following assumptions were made: (a) weighted expected life (years) – 4.6; (b) volatility — 53.0% ; (c) dividend yield — 0; and (d) weighted discount rate — 2.1% for the 2011 year option grant. For 2010, the following assumptions were made: (a) expected life (years) – 3.3; (b) volatility — 93.3% ; (c) dividend yield — 0; and (d) discount rate — 1.7% for the 2010 year option grant.

Outstanding Equity Awards - 2011

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date
Ronghua Wang	10/22/09	220,000	(1)	-	(1)	2.60	10/21/14

Deyin Chen	10/27/10	50,000		-	(2)	2.80	10/26/15

Zack Zibing Pan	4/7/2011	-		70,000	(3)	1.97	4/6/2016

Amei Zhang	10/22/09	80,000		-		2.60	10/21/14

(1)           One third of the options vested on October 22, 2009, October 22, 2010 and October 22, 2011.
(2)           Resigned effective as of April 6, 2011.
(3)           The options are to be vested on April 7, 2012.

Employment Agreements

Except as set forth below, we have no any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Aoxing Pharmaceutical has employment agreements with Mr. Ronghua Wang for 5-year term ending June 30, 2015; Shuang Gong, who serves as corporate secretary of both Aoxing Pharmaceutical and Biostar, and Amei Zhang, who was chief operating officer for both Aoxing Pharmaceutical and Biostar. The employment agreements of Ms. Gong and Ms. Zhang have the same material terms. Their employment agreements provide for a term of 5 years, year-end bonuses based on profitability of Aoxing Pharmaceutical, a salary increases based on performance, and health and insurance benefits. Aoxing Pharmaceutical may terminate the employment agreements for cause by reason of serious neglect, criminal charges, or violation of the Aoxing Pharmaceutical’s rules by the employee. On the other hand, the employee may terminate the employment agreement on 30-day notice and may terminate without notice in the event Aoxing Pharmaceutical violates health and safety regulations, fails to provide labor protection or fails to pay the employee.

Effective as of March 26, 2012, Ms Amei Zhang resigned as our Chief Operating Officer, and effective the same date Mr. Zhenghong Wang was appointed as our new Chief Operating Officer.

In April 2011, upon his appointment as our Chief Financial Officer, our Board approved the following employment terms for Mr. Zack Zibing Pan, among others: (i) an initial 12-month employment term effective as of April 7, 2011, (ii) annual base salary of $120,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (iii) participation in all benefits available to all full-time employees of the Company, (iv) a stock option grant in the amount of 70,000 shares, at an exercise price per share equal to the average of the closing price for the Company’s securities on five trading days following the execution of this Agreement, which grant will vest twelve months after the issuance date, and (v) a grant of 30,000 shares of the Company’s common stock.

Deyin Chen resigned as the Company’s CFO in April 2011.

Director Compensation

The following table provides compensation information for our directors, except for Chairman Mr. Wang whose compensation was shown in ITEM 11, during the fiscal year ended December 31, 2011:

				No-Equity	Non-Qualified
		Stock	Option	Incentive Plan	Deferred
		Awards	Awards	Compensation	Compensation	All other
	Fees ($)	($)	($) (1)	($)	Earnings ($)	Compensation ($)	Total ($)
Qinghua Liu	10,226	-	34,095	-	-	-	44,321

Haipeng Wu	4,648	-	8,524	-	-	-	13,172

Kingfar Leung	9,296	-	9,405	-	-	-	18,701

Zhongyang Shang	3,099	-	43,858	-	-	-	46,957

Zack Zibing Pan (2)	4,648		43,858				48,506

(1)       Reflects dollar amount expensed by the Company during the year ended December 31, 2011 for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the stock award as of the date of grant, and to then expense that value over the service period over which the stock award becomes exercisable (vested). As a general rule, for time in service based stock awards, the Company will immediately expense any stock award or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock award.
(2)       Resigned as our director following his appointment as the Company’s Chief Financial Officer in April 2011.

Agreements with Directors

Under our agreement with Mr. Leung, he was appointed for one year or until the next annual shareholders’ meeting, and will be entitled to receive annual compensation of Renminbi (“RMB”) 60,000 for his services rendered as a member of the board of directors and as chairman of the audit committee, payable on a monthly basis and subject to his continuous service on the board of directors. Mr. Pan is additionally granted options under our 2009 Incentive Stock Plan (the “Plan”) to purchase up to 20,000 shares of Common Stock, and in connection therewith, Mr. Pan had entered into a nonstatutory stock option agreement with us. Additionally, Mr. Pan will be reimbursed for his expenses incurred in connection with the performance of his duties, including travel expenses. We have also agreed to obtain directors’ and officers’ liability insurance, and to maintain such insurance during Mr. Pan’s appointment on the board of directors. Mr. Pan’s appointment terminates immediately if he: (a) resigns for any reason; (b) is removed or not re-elected at the next annual meeting of shareholders; (c); is declared bankrupt; (d) is disqualified from acting as a director; (e) dies; or (f) is ordered to resign by a court of competent jurisdiction.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company’s annual general shareholder meeting, held on October 28, 2011, had approved “Biostar Pharmaceuticals, Inc. 2011 Incentive Stock Plan” (hereinafter the “2011 Plan”). The maximum number of shares that may be issued under the 2011 Plan is 2,000,000 shares of our common stock. Under this Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The 2011 Plan is administered either by the compensation committee or a committee appointed by the Board, which is comprised of a combination of two or more officers and/or members of the Board. The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan to approve the eligible persons nominated by the management of the Company to be granted awards of common stock (“Awards”) or stock options, to determine the number of Awards or stock options to be granted to an eligible person; to determine the time or times at which or stock options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; to remove or adjust any restrictions and conditions upon Awards or Stock Options; to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of December 31, 2011, no shares of our common stock has been issued under the 2011 Plan.

At the 2010 annual shareholder meeting in October 2010, our shareholders approved “Biostar Pharmaceuticals, Inc. 2009 Incentive Stock Plan” (the “2009 Plan”). The maximum number of shares that may be issued under the 2009 Plan is 2,000,000 shares of our common stock. Under this Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The 2009 Plan is administered either by the compensation committee or a committee appointed by the Board, which is comprised of a combination of two or more officers and/or members of the Board. The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan to approve the eligible persons nominated by the management of the Company to be granted awards of common stock (“Awards”) or stock options, to determine the number of Awards or stock options to be granted to an eligible person; to determine the time or times at which or stock options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; to remove or adjust any restrictions and conditions upon Awards or Stock Options; to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of the date of this report, there are no shares of our common stock remaining available for future issuance under the 2009 Plan.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)
Equity compensation plans approved by security holders	1,086,667	$2.74	0
Equity compensation plans not approved by security holders	-	-	-
TOTAL	1,086,667	$2.74	0

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information regarding the beneficial ownership of our common stock, as of December 31, 2011, by:

·	each person known to us that beneficially owns more than 5% of our outstanding shares of common stock;
·	each of our directors;
·	each of our named executive officers; and
·	all of our current directors and executive officers as a group.

We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned. Shares of common stock underlying options or warrants currently exercisable or exercisable on or within 60 days of the date of this report are deemed outstanding for computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Ronghua Wang (2)	9,386,973	33.3%
Liu Qinghua (3)(10)	83,000	*	%
Haipeng Wu (4)(10)	20,000	*	%
Zack Zibing Pan (5)	63,333	*	%
Zhongyang Shang (6)(10)	33,333	*	%
Deyin Chen (7)	50,000	*	%
Amei Zhang (8)	133,000	*	%
Shuang Gong (9)	133,000	*	%
Leung King-fai (10)	20,000	*	%
All directors and executive officers of the Company (8 persons)	9,922,639	35.2%
 ____________________
*Less than 1%.

(1)	Unless otherwise indicated, the address for each of beneficial owner is: No. 588 Shiji Xi Avenue, Xianyang City, Shaanxi province, PRC, 712046.
(2)	Includes 220,000 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(3)	Includes 80,000 shares of common stock issuable upon exercise of stock options that were granted on October 22,2009.
(4)	Includes 20,000 shares of common stock issuable upon exercise of stock options that were granted on October 22,2009.
(5)
Includes 33,333 shares of common stock issuable upon exercise of stock options that were granted on December 30, 2009 and 30,000 shares of common stock granted on May 19, 2011 (30,000 shares are held by the Company, contingent upon Mr Pan’s completion of one year service agreement). Mr. Pan was appointed the Company’s CFO effective as of April 7, 2011, following Deyin Chen’s resignation as the Company’s CFO.

(6)	Includes 33,333 shares of common stock issuable upon exercise of stock options that were granted on December 30, 2009.
(7)
Resigned as the Company’s Chief Financial Officer as of April 6, 2011. Represents shares of common stock issuable upon exercise of stock options issued to Mr. Chen during his employment at the Company. Mr. Chen’s mailing address is 300 Jinxiu Road, Shanghai, PRC 200135.

(8)	Includes 80,000 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(9)	Includes 100,000 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(10)	Independent director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We have the right, through our wholly-owned subsidiary Shaanxi Biostar, to appoint the officers and directors of Aoxing Pharmaceutical. Other than the above referenced matter or otherwise set forth in any reports filed by the Company with the SEC, the Company and its subsidiaries have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of 5% or more of its common stock, or family members of such persons. The Company is not a subsidiary of any company.

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

Director and Board Nominee Independence

Our Board is subject to the independence requirements of the Nasdaq Global Market (“Nasdaq”). The Board undertakes periodic reviews of director independence. During this review, the Board considers transactions and relationships between each director or any member of his immediate family and Biostar and its affiliates, including those transactions that are contemplated under Item 404(a) of Regulation S-K to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. Our Board has determined that all current members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are ‘‘independent” in accordance with the Nasdaq independence requirements and that the members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act. Ronghua Wang, in addition to serving on the Board, also serves as our Chief Executive Officer, and does not serve on any of the Board committees. The majority of the Board is comprised of independent directors. The Board based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors and the fact that no director previously reported a change in circumstances that could affect his independence. None of our directors engages in any transaction, relationship, or arrangement contemplated under Item 404(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Morgenstern, Svoboda & Baer, CPAs, P.C. (“MSB”) served as our independent registered public accounting firm for our fiscal year ended December 31, 2008.  On June 30, 2009, MSB resigned and we appointed Acquavella, Chiarelli, Shuster, Berkower & Co., LLP (”ACSB”) as our new independent registered public accounting firm for our fiscal year ended December 31, 2009. On January 22, 2010, we dismissed ACSB and appointed Mazars CPA Limited (“Mazars”) as our new independent registered public accounting firm for our fiscal years ended December 31, 2009, 2010 and 2011.

The following table presents fees for professional services rendered by Mazars CPA Limited, the Company’s independent registered public accounting firm for the fiscal years 2011 and 2010:

Services Performed	2011		2010
Audit Fees - statutory		$220,000		$151,100
Audit Fees – acquisition of Shaanxi Weinan		$100,000		-
Audit-Related Fees	$		$
Tax Fees	$		$
All Other Fees	$		$

Total Fees		$320,000		$151,100

PART IV.

ITEM 15. EXHIBITS

Exhibit Number	Description
2.1	Assets Acquisition Agreement with Xi’an Meipude Biotechnology Co., Ltd. (5)
3.1	Articles of Incorporation filed with the corporate secretary of State of the State of Maryland on March 27, 2007 (1)
3.2	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on August 1, 2007 (1)
3.3	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on September 14, 2007 (1)
3.4	Certificate of Designation for the Series B Convertible Preferred Stock as filed with the corporate secretary of State of Maryland on November 2, 2009 (2)
3.4	Bylaws (1)
10.1	Employment Agreement with Deyin Chen dated June 30, 2010 (3) **
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

10.4	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Ronghua Wang dated June 30, 2010 (6)
10.5	2009 Incentive Stock Plan ** (4)
10.4	Employment Agreement with Zack Pan dated as of April 7, 2011 (8) **
10.4	Share Transfer Agreement (9)
14.1	Code of Ethics (4)
21	List of subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm *
23.2	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

* Filed herewith.
** Management agreement or compensatory plan or agreement.
(1)	Previously filed and incorporated by reference from as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.
(2)	Previously filed and incorporated by reference from as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(3)	Previously filed and incorporated by reference from as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2010.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010.
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010.
(7)	Incorporated by reference from the Company’s Schedule 14A filed with the SEC on October 1, 2010.
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2011.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: March 27, 2012	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: March 27, 2012	By:	/s/ Zack Pan
Zack Pan Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 27, 2012	By:	/s/ Qinghua Liu
Qinghua Liu, Director

Date: March 27, 2012	By:	/s/ Haipeng Wu
Haipeng Wu, Director

Date: March 27, 2012	By:	/s/ King-fai Leung
King-fai Leung, Director

Date: March 27, 2012	By:	/s/ Zhongyang Shang
Zhongyang Shang, Director