Form 10-Q
period 2012-03-31
Biostar Pharmaceuticals, Inc.
filed 2012-05-15
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: March 31, 2012
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

The Company had 9,398,892 shares issued and outstanding as of May 10, 2012.

TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED March 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$21,970,258	$16,971,789
Accounts receivable	34,469,892	35,033,650
Inventories	951,446	1,373,459
Prepaid expenses and other receivables	7,160,982	7,129,911
Prepaid research and development expenses	2,371,654	-
Total Current Assets	66,924,232	60,508,809

Deposits	-	3,148,466
Deferred tax assets	1,108,619	1,617,688
Property and equipment, net	7,262,543	7,379,982
Intangible assets, net	10,067,994	10,406,931
Total Assets	$85,363,388	$83,061,876

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$4,288,595	$3,334,418
Short-term bank loans	790,551	787,116
Value-added tax payable	831,998	895,487
Income tax payable	584,387	1,643,155
Total Current Liabilities	6,495,531	6,660,176

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,398,892 shares issued and outstanding as of March 31, 2012* and December 31, 2011*	9,399	9,399
Additional paid-in capital	22,488,943	22,445,661
Statutory reserve	6,490,600	6,490,600
Retained earnings	45,641,249	43,473,834
Accumulated other comprehensive income	4,237,666	3,982,206
Total Stockholders' Equity	78,867,857	76,401,700

Total Liabilities and Stockholders' Equity	$85,363,388	$83,061,876

*Number of shares issued and outstanding retroactively reflects reverse stock split effective on April 3, 2012

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Sales, net	$15,899,541	$15,288,927

Cost of sales	5,063,150	4,603,713

Gross profit	10,836,391	10,685,214

Operating expenses:
Selling expenses	5,756,734	6,057,025
General and administrative expenses	1,100,706	900,026
Research and development expenses	791,127	-

Total operating expenses	7,648,567	6,957,051

Income from operations	3,187,824	3,728,163

Other income (expense)
Interest income	95,694	44,815
Interest expense	(15,035)	-
Other income	248	94
Total other income	80,907	44,909

Income before income taxes	3,268,731	3,773,072

Provision for income taxes	1,101,316	1,049,559

Net income	2,167,415	2,723,513

Other comprehensive income
Foreign currency translation adjustment	255,460	419,133

Total comprehensive income	$2,422,875	$3,142,646

Earnings per share, on net income
Basic	$0.23	$0.30
Diluted	$0.23	$0.30

Weighted average number of common stock outstanding
Basic	9,398,892	9,129,145
Diluted	9,398,892	9,132,404

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,167,415	$2,723,513
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax assets	516,128	-
Research and development expenses	791,127	-
Depreciation and amortization	456,376	107,085
Stock-based compensation and other non-cash expenses	43,282	178,018
Changes in operating assets and liabilities:
Accounts receivable	716,639	576,149
Inventories	428,007	(395,190)
Prepaid expenses and other receivables	43	46,712
Accounts payable and accrued expenses	1,761,799	(131,727)
Value-added tax payable	(67,397)	(672,336)
Income tax payable	(1,065,938)	(1,053,447)
Exchange difference	(901)	9,662
Net cash provided by operating activities	5,746,580	1,388,439

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(84,902)
Balance payment for acquisition of business *	(822,173)	-
Net cash used in investing activities	(822,173)	(84,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a shareholder	-	199,957
Short-term bank loan	-	458,008
Net cash provided by financing activities	-	657,965

Effect of exchange rate changes on cash and cash equivalents	74,062	124,428

Net increase in cash and cash equivalents	4,998,469	2,085,930

Cash and cash equivalents, beginning balance	16,971,789	13,211,443

Cash and cash equivalents, ending balance	$21,970,258	$15,297,373

SUPPLEMENTAL DISCLOSURES:
Income tax payments	$1,660,292	$2,099,563

* In October 2011, Aoxing Pharmaceutical entered into a Shared Transfer Agreement to acquire Shaanxi Weinan from the holders of 100% of equity interest in Shannxi Weinan. The aggregate purchase price is RMB 61 million (approximately $9.55 million), in cash and payable in several tranches. The payment of $822,173 represents the last tranche which was included in "accounts and other payables" as of December 31, 2011.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

▪
Shaanxi Biostar has the full right to control and administer the financial affairs and daily operation of Aoxing Pharmaceutical and has the right to manage and control all assets of Aoxing Pharmaceutical. The registered owners of Aoxing Pharmaceutical as a group have no right to make any decision about Aoxing Pharmaceutical’s activities without the consent of Shaanxi Biostar.

▪
Shaanxi Biostar is assigned all voting rights of Aoxing Pharmaceutical and has the right to appoint all directors and senior management personnel of Aoxing Pharmaceutical. The registered owners of Aoxing Pharmaceutical possess no substantive voting rights.

▪	Shaanxi Biostar is committed to provide financial support if Aoxing Pharmaceutical requires additional funds to maintain its operations and to repay its debts.

▪
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

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

The consolidated balance sheets and certain comparative information as of December 31, 2011 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2011 (“2011 Annual Financial Statements”), included in the Company’s 2011 Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with the 2011 Annual Financial Statements.

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

Accounts Receivable

The Company maintains allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Terms of sales vary. Allowances are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $144,555 and $143,928 as of March 31, 2012 and December 31, 2011, respectively.

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$527,606	$534,338
Work in process	151,104	135,510
Finished goods	181,148	187,286
Goods in transit	91,588	516,325
	$951,446	$1,373,459

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

Real property	30 years
Leasehold improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Real property	$3,515,301	$3,515,301
Leasehold improvements	1,956,289	1,956,289
Machinery & equipment	1,131,235	1,131,235
Furniture & fixtures	66,282	66,282
Vehicles	157,239	157,239
Construction in progress	2,065,116	2,065,116
	8,891,462	8,891,462
Less: Accumulated depreciation	(1,628,919)	(1,511,480)
	$7,262,543	$7,379,982

As of March 31, 2012 and December 31, 2011, expenditures incurred for the construction of a raw material processing plant and a new production plant were $2,065,116 and $2,065,116, respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments have been identified for the three months ended March 31, 2012. The Company’s land use rights will expire between 2053 and 2056. The Company’s proprietary technologies, including drug approvals and permits, were mainly contributed by four ex-owners of Aoxing Pharmaceutical and acquired from Shaanxi Weinan acquisition. All of the Company’s intangible assets are subject to amortization with estimated useful lives of:

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Land use rights	$3,406,406	$3,406,406
Proprietary technologies	8,851,814	8,851,814
	12,258,220	12,258,220
Less: Accumulated amortization	(2,190,226)	(1,851,289)
	$10,067,994	$10,406,931

The estimated future amortization expenses related to intangible assets as of March 31, 2012 are as follows:

Years Ending December 31,
2012 (9 months)	$1,300,134
2013	1,369,071
2014	1,369,071
2015	1,369,071
2016	1,369,071
Thereafter	3,291,576

As of March 31, 2012, land use right of the Company with carrying amount of $1 million have been pledged to a financial institution in the PRC to secure a loan borrowed by an independent third party.

Advertising

Advertising expense consists primarily of costs of promoting the Company’s corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the three months ended March 31, 2012 and 2011, the Company incurred advertising expense of approximately $2.8 million and $3.1 million, respectively.

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

Recent accounting pronouncements

Effective during the three months ended March 31, 2012, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the FASB:

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

•
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

•
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

•
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

•
ASU No. 2011-12, "Comprehensive Income (Topic 220)" The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in the Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this Update are effective at the same time as the amendments in Update 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 that this Update is deferring. For this reason, the transition guidance in paragraph 220-10-65-2 is consistent with that for Update 2011-05. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has elected to present a single statement of comprehensive income as presented in these financial statements.

Except for stated above, the adoption of the foregoing ASUs did not have a material effect on the Company’s consolidated financial statements.

In addition, the FASB has issued the following updates which are not yet effective for the three months ended March 31, 2012 and which have not been early adopted in the Company’s financial statements:

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

Note 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Deposit for research and development	$1,304,411	$1,298,743
Contingent assets	1,049,687	1,045,126
Other receivables	4,806,884	4,786,042
	$7,160,982	$7,129,911

Other receivable and contingent assets are mainly from the two land use rights disposed in year 2011.

Note 4 – DEPOSITS/ PREPAID RESEARCH AND DEVELOPMENT EXPENSES

The deposits/ prepaid research and development expenses consisted of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)
Prepaid research and development expenses (Current)	$2,371,654	$-
Deposits (Long-term)	-	3,148,466
	$2,371,654	$3,148,466

During the year 2011, the Company deposited Chinese Yuan Renminbi (“RMB”) 20,000,000 (approximately $3.2 million) to a university as part of a four year research and development contract to develop a new drug for the treatment cardiovascular disease. The Company recorded it as a long-term deposit at December 31, 2011. During the first quarter of the year 2012, the Company evaluated the progress of the clinic tests (stage one and stage two) of the research and development project and expected the tests would be completed within a year. In addition, the Company agrees with the university that such deposits paid would be utilized as a reimbursement of research and development expenses incurred instead of purchase acquisition provided that the Company’s total commitment and benefits in respect of the project would be remained unchanged. Accordingly, the Company reclassified the long-term deposits into current assets and started to amortize the research and development expense during the year 2012. As of March 31, 2012, $791,127 was amortized as expense, and $2,371,654 was reclassified as prepaid research and development expenses in current assets.

Note 5 – SHORT-TERM BANK LOAN

On March 21, 2011, the Company was granted RMB3,000,000 (approximately $474,000) one year short-term bank loan from a local bank in the PRC, with annual interest rate at 7.88%, for working capital purpose. On May 25, 2011, the Company was granted another RMB2,000,000 (approximately $316,000) one year short-term bank loan with annual interest rate at 8.20% from the same local bank in the PRC. The loan is secured by (1) personal guarantee executed by a major shareholder of the Company and (ii) pledge of the Company’s real property and land use right with carrying amount of approximately $2.7 million as of March 31, 2012. The RMB3,000,000 loan matured on March 20, 2012, and was paid off on April 1, 2012 with no additional interest and penalty charged by the Bank. The RMB2,000,000 loan will become due on May 24, 2012. As of March 31, 2012, the carrying amount of the short-term bank loans approximates the fair values.

Note 6 – STOCKHOLDERS’ EQUITY

Reverse stock split

On April 3, 2012, the Company filed Articles of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Maryland to effect a one-for-three reverse stock split of the issued and outstanding common stock of the Company (the “Reverse Split”). The Reverse Split became effective on April 3, 2012. The Reverse Split was duly approved by the Board of Directors of the Company without shareholder approval, in accordance with the authority conferred by Section 2-309(e)(2) of the Maryland General Corporation Law.

In accordance with SEC Staff Accounting Bulletin Topic 4C “Equity Accounts: Changes in Capital Structure”, the changes in the capital structure arising from the Reserve Split must be given retroactive effect in the balance sheet, and an appropriately cross-referenced note should disclose the retroactive treatment, explain the change made and state the date the change became effective. Accordingly, the number and price of common stocks, including warrants and options and other related disclosures made throughout these financial statements retroactively reflected the effect of such Reverse Split.

Common stock

As of March 31, 2012 and December 31, 2011, the Company has 100,000,000 shares of common stock authorized, 9,398,876 and 9,398,876 shares of common stock issued and outstanding, respectively, at par value of $0.001 per share.

The Company did not issue any common stock during the first quarter of 2012.

Warrants

166,667 warrants were issued in connection with the November 2, 2009 private placement of Series B Convertible Preferred Stock are exercisable for a period of five years from their issuance date at an initial exercise price of $9 per share.  The Company has the right at any time, on at least forty-five (45) day written notice, to redeem the outstanding warrants at a price of one cent ($0.03) per share provided the market price of the Company’s common stock equals to or exceeds $13.5 on each trading day for twenty (20) consecutive trading days ending on the trading day prior to the date that the Company intends to redeem the warrants. The warrants are classified as equity and amounts attributable to the warrants are classified within additional paid-in capital.

On June 1, 2010, the Company issued 18,333 warrants to an investor relations firm.  The warrants are exercisable by May 31, 2013 at $6 per share.

On June 1, 2011, the Company issued 10,784 warrants to an investor relations firm.  The warrants are exercisable by June 30, 2014 at $8.22 per share.

No warrants were issued during the first quarter of 2012.

The following table summarizes the Company’s outstanding warrants as of March 31, 2012 and December 31, 2011.

		Exercise		Weighted Average
Grant date	Issued	Price	Outstanding	Exercise Price

November 2, 2009	166,667	$9.00	166,667
June 1, 2010	18,333	$6.00	18,333
Total, as of December 31, 2010	185,000		185,000	$8.70
June 1, 2011	10,784	$8.22	10,784
Total, as of December 31, 2011	195,784		195,784	$8.67
Total, as of March 31, 2012	195,784		195,784	$8.67

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

In April 2011, the Company issued 30,000 stock options under the 2009 Stock Plan to its officer and director, among which 23,333 options vest in one year and expire in five years, and 6,667 vest annually in 3 equal installments and expire in three years.

The Company did not issue any stock option during the first quarter of 2012.

The following table summarizes the Company’s outstanding options as of March 31, 2012 and December 31, 2011.

Grant date	Number of option	Exercise Price	Price Date	Cancelled	Options outstanding as of December 31, 2011	Options Outstanding as of March 31, 2012	Vested on December 31, 2011	Vested on March 31, 2012

October 22, 2009	326,667	$7.80	October 21, 2014	(44,444)	282,222	282,222	282,222	282,222
December 30, 2009	33,333	$13.35	October 21, 2015	-	33,333	33,333	22,222	22,222
October 27, 2010	40,000	$8.40	October 26, 2015	(23,333)	16,667	16,667	16,667	16,667
April 7, 2011	23,333	$5.91	April 6, 2016	-	23,333	23,333	-	-
April 7, 2011	6,667	$7.80	April 6, 2014	-	6,667	6,667	-	-

	430,000			(67,777)	362,222	362,222	321,111	321,111

Weighted Average Exercise Price					$8.22	$8.22
Weighted Average Remaining Life (in years)					$2.90	$2.60

Note 7 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2012	2011
Basic net earnings per share:
Net income used in computing basic net earnings per share	$2,167,415	$2,723,513
Weighted average number of common stock outstanding	9,398,892	9,129,145
Basic net earnings per share	$0.23	$0.30

Diluted net earnings per share:
Net income used in computing diluted net earnings per share	$2,167,415	$2,723,513

Weighted average number of common stock outstanding	9,398,892	9,129,145
Weighted average effect of dilutive securities:
Stock warrants and options	-	3,259
Shares used in computing diluted net earnings per share	9,398,892	9,132,404

Diluted net earnings per share	$0.23	$0.30

Note 8 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its PRC operations for three months ended March 31, 2012 and 2011, and has recorded income tax provision for the periods.

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

For the three months ended March 31, 2012 and 2011, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2012 and December 31, 2011, the Company’s VIE had allocated $6,490,600 and $6,490,600, respectively, to these non-distributable reserve funds.

Note 10 - COMMITMENT

Research and Development (“R&D”) Agreement

As of March 31, 2012, the Company entered into three agreements with certain research institutes to conduct clinical trials for three new drugs and one existing drug.  Pursuant to these agreements as of March 31, 2012 the Company paid $1,304,000 as a deposit for clinical trial expenses and is obligated to pay the research institutes an additional $887,000 upon completion of the clinical trials.

Capital commitments

As of March 31, 2012, the Company had capital expenditure commitments on construction contracts, purchase of proprietary technologies and acquisition of business of approximately $5,850,000.

Note 11- SEGMENT INFORMATION

During the three months ended March 31, 2012 and 2011, all revenues of the Company represented net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

Note 12 – RECLASSIFICATION

Certain amounts in the prior period have been reclassified to conform to the current period’s presentation.

Note 13 – SUBSEQUENT EVENTS

On April 19, 2012 the Company received a written notification from the Nasdaq Listing Qualifications department informing that it has regained compliance with the minimum bid price requirement of $1.00 per share for continued listing of its common stock on The NASDAQ Global Market.

On April 20, 2012, the Company's Board of Directors (the "Board") approved an amendment to the Employment Agreement by and between the Company and Zack Zibing Pan, the Company's Chief Financial Officer, to extend Mr. Pan's employment term for another 24 months period. The Board also authorized a stock option grant pursuant to the Company's stock option plan in the amount of 24,000 shares of the Company's common stock per annum, at the exercise price of $1.68 per share (or exercise price equal to the average of the closing price for the Company's securities for the five trading days of the week the execution of the amendment to the Employment Agreement).

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

You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K, as amended to date, for the fiscal year ended December 31, 2011.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

On March 28, 2010, we, through Shaanxi Biostar, entered into an agreement to acquire the assets of Xi’an Meipude Bio-Technology Co., Ltd., a Xi’an-based medical equipment manufacturer (“Meipude”), for Chinese Yuan Renmanbi (“RMB”) 7.85 million ($1.2 million), including certain assets registered to a family member of an original Meipude shareholder. We took control over the assets of Meipude on March 29, 2010. To facilitate the transfer of some of the assets, however, we were required to acquire all of the outstanding equity interests of Meipude, which we subsequently applied for deregistration on January 18, 2011.

In October 2011, Aoxing Pharmaceutical entered into a Share Transfer Agreement to acquire Shaanxi Weinan Huaren Pharmaceuticals, Ltd (“Shaanxi Weinan”). from the holders of 100% of equity interests in Shaanxi Weinan. The aggregate purchase price is RMB61 million (approximately $9.55 million), in cash and payable in several tranches.

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

Recent Developments

Nasdaq Compliance Matters

On April 20, 2012, the Company received written notification from the Nasdaq Listing Qualifications staff that it has regained compliance with the minimum bid price requirement of $1.00 per share for continued listing of its common stock on The NASDAQ Global Market set forth in Nasdaq Listing Rule 5450(a)(1), as its common stock shares achieved a closing bid price of $1.00 or more for 10 consecutive business days prior to the compliance deadline of April 23, 2012 and this matter is now closed.

Reverse Common Stock Split

On April 3, 2012, the Company filed Articles of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Maryland to effect a one-for-three reverse stock split of the issued and outstanding common stock of the Company (the “Reserve Split”). The Reverse Split became effective on April 3, 2012. The Reverse Split was duly approved by the Board of Directors of the Company without shareholder approval, in accordance with the authority conferred by Section 2-309(e)(2) of the Maryland General Corporation Law. Holders of the Company’s common stock are deemed to hold one whole, post-split share of the Company’s common stock for every three whole, pre-split shares of the Company’s issued and outstanding common stock. Fractional share holdings are rounded up to the nearest whole number.  At the market opening on April 4, 2012, the Company’s common stock began trading on The NASDAQ Stock Market on a post-split adjusted basis. The Company’s common stock continues to trade under the symbol “BSPM,”, but is assigned a new CUSIP number.

Results of Operations

Net Sales

For the three months ended March 31, 2012, total net sales increased by approximately $0.6 million or 4.0%, compared to the same period in 2011. The increase was attributed to the sales by our newly acquired Shaanxi Weinan subsidiary, which accounted for almost 10% of our total sales during the first three months of the year. Sales of our products from Aoxing actually decreased by 6% from $15.3 million to $14.3 million during the first quarter of the year due to the price competition in pharmaceutical industry in China.  Domestic Chinese customers still accounted for 100% of total sales.

	Three Months Ended March 31,
	2012		2011
Drugs
Xin Aoxing Oleanolic Acid Capsule	10,388,009	65.3%	11,067,409	72.4%
Gan Wang Compound Paracetamol Capsule	875,267	5.5%	838,470	5.5%
Tianqi Dysmenorrhea Capsule	921,928	5.8%	974,104	6.4%
Danshen Granule	564,852	3.6%	612,856	4.0%
Taohuasan Pediatrics Medicine	953,928	6.0%	1,121,535	7.3%
Subtotal	13,703,984	86.2%	14,614,374	95.6%

Health products
Tangning Capsule	213,239	1.4%	219,602	1.4%
Yizi Capsule	210,265	1.3%	295,308	1.9%
Shengjing Capsule	180,674	1.1%	131,939	0.9%
Aoxing Ointment	18,662	0.1%	27,704	0.2%
Subtotal	622,840	3.9%	674,553	4.4%

Medical device
Hernia belt	9,064	0.1%	-	-

Shaanxi Weinan Products	1,563,653	9.8%	-	-

Total sales	15,899,541	100%	15,288,927	100%

Cost of sales

Total cost of sales increased by about $0.5 million or 10% for the three months ended March 31, 2012 because of the additional cost from newly acquired Shaanxi Weinan subsidiary, which accounted for 14% of the total cost.  Cost incurred by Aoxing actually decreased slightly to $4.3 million, compared to $4.6 million during the same period last year due to decrease in sales. There was no significant change in cost for each product over the year except for Taohuasan Pediatrics Medicine, whose cost dropped significantly compared to the first quarter of last year.

		Three Months Ended March 31,
		2012		2011
Drugs
	Xin Aoxing Oleanolic Acid Capsule	2,135,507	42.2%	1,626,045	35.3%
	Gan Wang Compound Paracetamol Capsule	472,716	9.3%	444,916	9.7%
	Tianqi Dysmenorrhea Capsule	522,028	10.3%	536,114	11.6%
	Danshen Granule	484,462	9.6%	519,465	11.3%
	Taohuasan Pediatrics Medicine	415,952	8.2%	1,172,974	25.5%
	Subtotal	4,030,665	79.6%	4,299,514	93.4%

Health products
	Tangning Capsule	68,379	1.4%	70,109	1.5%
	Yizi Capsule	80,521	1.6%	113,018	2.5%
	Shengjing Capsule	140,988	2.8%	102,364	2.2%
	Aoxing Ointment	12,602	0.2%	18,708	0.4%
	Subtotal	302,490	6.0%	304,199	6.6%

Medical device
	Hernia belt	6,427	0.1%	-	-

Shaanxi Weinan Products		723,568	14.3%	-	-

	Total cost of sales	5,063,150	100%	4,603,713	100%

Gross Profit

Total gross profit increased slightly by $0.2 million or 1.4% for the three months ended March 31, 2012 compared to the same periods in 2011. Shaanxi Weinan products contributed $0.8 million gross profit, 7.8% of the total gross profit during the quarter. Gross profit from Aoxing decreased by $0.6 million or 6% due to the decrease in sales (6%) during the first three months of the year. The total gross margin was 68%, compared to 70% for the first quarter of last year. The gross margin of Aoxing products remained unchanged at 70%. The gross margin of Shaanxi Weinan products was at 54%. The gross margin of our flagship product, Xin Aoxing Oleanolic Acid Capsule, was 79%. Xin Aoxing Oleanolic Acid Capsule accounted for 65% of the total sales for the first three months of the year.

	Three Months Ended March 31,
	2012		2011
Drugs
Xin Aoxing Oleanolic Acid Capsule	8,252,502	76.1%	9,441,364	88.3%
Gan Wang Compound Paracetamol Capsule	402,551	3.7%	393,554	3.7%
Tianqi Dysmenorrhea Capsule	399,900	3.7%	437,990	4.1%
Danshen Granule	80,390	0.7%	93,391	0.9%
Taohuasan Pediatrics Medicine	537,976	5.0%	(51,439)	-0.5%
Subtotal	9,673,319	89.2%	10,314,860	96.5%

Health products
Tangning Capsule	144,860	1.3%	149,493	1.4%
Yizi Capsule	129,744	1.2%	182,290	1.7%
Shengjing Capsule	39,686	0.4%	29,575	0.3%
Aoxing Ointment	6,060	0.1%	8,996	0.1%
Subtotal	320,350	3.0%	370,354	3.5%

Medical device
Hernia belt	2,637	0.0%	-	-

Shaanxi Weinan Products	840,085	7.8%	-	-

Total gross profit	10,836,391	100%	10,685,214	100%

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	% of Change
Selling expenses	$5,756,734	36%	$6,057,025	40%	-5%
General and administrative expenses	1,100,706	7%	900,026	6%	22%
Research and development expenses	$791,127	5%	-	-	100%

Selling expenses both in dollar amount and as percentage of total net sales decreased for the three months ended March 31, 2012 were mainly due to the decrease in advertising expenses. Advertising expenses were approximately $2.8 million and $3.1 million for the three months ended March 31, 2012 and 2011, respectively, accounting for 49% and 51% of the total selling expenses for each period. Almost all selling expenses and advertising expenses during the first quarter were related to Aoxing products.

General and administrative expenses as a percentage of total net sales increased slightly for the three months ended March 31, 2012, mainly because the related expenses incurred at newly acquired Shaanxi Weinan plant, which accounted for 32% of the total G&A expenses. The expenses from Aoxing and other entities actually decreased by 17%.

Research and development expenses accounted for 5% of total net sales for the period ended March 31, 2012. The Company did not incur research and development expenses for the same period last year. During the year 2011, the Company deposited Chinese Yuan Renminbi (“RMB”) 20,000,000 (approximately $3.2 million) to a university as part of a four year research and development contract to develop a new drug for the treatment cardiovascular disease. The Company recorded it as a long-term deposit at December 31, 2011. During the first quarter of the year 2012, the Company evaluated the progress of the clinic tests (stage one and stage two) of the research and development project and expected the tests would be completed within a year. In addition, the Company agrees with the university that such deposits paid would be utilized as a reimbursement of research and development expenses incurred instead of purchase acquisition provided that the Company’s total commitment and benefits in respect of the project would be remained unchanged. Accordingly, the Company reclassified the long-term deposits into current assets and started to amortize the research and development expense during the year 2012. As of March 31, 2012, $791,127 was amortized as expense, and $2,371,654 was reclassified as prepaid research and development expenses in current assets.

Stock-based compensation

The Company’s Board adopted a Stock Option Incentive Plan in August 2009. The values of options granted under the Plan are expensed over the term of their respective vesting periods. Stock awards are valued using the market price on or around the date the shares were awarded and included as a period compensation expense. Consequently, we incurred $43,282 and $178,018, respectively, in stock-based compensation for the three months ended March 31, 2012 and 2011, respectively.

Interest Expense

We incurred interest expense of $15,035 for the three months ended March 31, 2012, and no interest expense incurred for the same period in 2011.

Provision for Income Taxes

	Three Months Ended Maarch 31,
	2012	2011

Provision for income taxes	$1,101,316	$1,049,559
Effective tax rate	27%	28%

The applicable tax rate for the three months ended March 31, 2012 and 2011were 27% and 28%, respectively, while the uniform corporate income tax rate is 25% in China. The calculation of effective tax rate included the operating results of  all the Company’s subsidiaries, including the U.S. corporate company.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of approximately $22.0 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

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

Net cash provided by operating activities for the three months ended March 31, 2012 was approximately $5.7 million. This was primarily due to our net income of approximately $2.2 million, adjusted by non-cash related expenses including deferred tax assets, research and development expenses, depreciation and amortization, and stock-based compensation of approximately $1.8 million, increased by account payable and other working capital items of approximately $2.8 million, and offset by tax payable of approximately $1.1 million.

Net cash used in investing activities for the three months ended March 31, 2012 was approximately $0.8 million, due to a balance payment for acquisition of Shaanxi Wanan in 2011.

There was no cash flow from financing activities during the three month period ended March 31, 2012.

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

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of March 31, 2012	$34,614,447	$7,360,333	$4,658,397	$4,257,272	$8,674,190	$9,618,034	$46,221
As of December 31, 2011	$35,177,578	$8,609,801	$9,019,083	$11,928,141	$5,345,070	$229,462	$46,021

The following table presents the days sales outstanding calculated based on sales and accounts receivables for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Days sales outstanding	171	145

The number of days that sales were outstanding was 171 days for the three months ended March 31, 2012, compared to 145 days for the same period last year.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2012:

	Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development expense	$887,078	$887,078	-	-	-
Purchase of intellectual property	5,850,080	-	5,850,080	-	-
Total contractual obligations	$6,737,158	$887,078	$5,850,080	-	-

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

There is no assurance that the Company will successfully integrate the Shaanxi Weinan Huaren business, nor that it will realize the anticipated synergies of the combined businesses

On October 11, 2011, the Company and seven holders of 100% equity interests in Shaanxi Weinan Huaren Pharmaceuticals., Ltd., a limited liability company organized under the laws of the PRC (“Shaanxi Weinan”) (the “Equity Holders”), entered into a Share Transfer Contract (the “Agreement”) pursuant to which the Company agreed to acquire all interest of the Equity Holders in Shaanxi Weinan. Following the consummation of this transaction, the Company owns drug approvals and permits for Shaanxi Weinan’s portfolio of 86 drugs and 1 health product. The Shaanxi Weinan business represents a sizable addition to the Company’s existing product line. There is no assurance that the Company will successfully integrate any or all of the various aspects to the acquired business, including but not limited to the sales, marketing, manufacturing, distribution, regulatory, and other functions. Failure to smoothly and successfully integrate the acquired business could lead to a reduction in revenue for the Shaanxi Weinan products compared to historical levels, maintain its customer base, and therefore have a material adverse effect on the Company, its operations or the price of its securities. Furthermore, there is no assurance that the Company will realize synergies in the sales, marketing, distribution, or other areas as it currently contemplates it will. Nor is there any assurance that the Company will realize any anticipated economies of scale for the combined businesses.

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

Additionally, Zack Pan, our Chief Financial Officer, Qinghua Liu, our Director and Chief Controller, Zhenghong Wang, our Chief Operating Officer, Shuang Gong, our Corporate Secretary, Yuan Jian, General Manager and Chief Engineer of Aoxing Pharmaceutical, perform key functions in the operation of our business. There can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel.

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

Our sales and operations may be adversely affected by recent PRC reports that gel capsules supplied by certain manufacturers contained impermissible levels of chromium.

In April 2012, the PRC news agencies reported that the SFDA suspended sales and distributions of 13 drugs from 9 pharmaceutical companies that used capsules supplied by certain gel capsule manufacturers in Zhejiang and Hebei Provinces, PRC. According to the SFDA investigation and testing of capsule samples, 23 out of 42 samples were found to contain excessive levels of chromium, a toxic heavy metal. As further reported in the PRC mass media, the regulatory inquiry into this matter is ongoing. In addition to drug sale suspensions, SFDA also revoked production licenses of two gel capsule manufacturers and was pursuing other regulatory and criminal prosecution measures. As of April 27, 2012, SFDA promulgated a set of regulations requiring pharmaceutical companies to self-inspect and self-screen to ensure no toxic products in their inventory, including, without limitation, employing toxic substance detection devices.

The Shaanxi Province branch of SFDA dispatched an investigation group for onsite inspection and investigation of pharmacies and plants within its jurisdiction and none of the Company’s products have appeared on the list of pharmaceutical products maintained and published by the SFDA inspectors. Further, as of the date of this Report, there has been no news coverage or administrative notice indicating that the Company used any toxic gel capsules. Pursuant to the mandates of Notification of Strengthening Quality Control on Capsule Drug and Related Products and Announcement of Strict Implementation of Inspection of Every Batch of Officinal Gelatin Capsule and Capsule Drug, all capsules purchased by the Company maintain quality inspection  certificates from the manufacturing facilities and have passed quality inspections by municipal department of SFDA. In addition, the Company purchased capsule inspection equipment to ensure that all of the gel capsules it purchases and uses comply with the regulatory chromium content requirements. If and to the extent any such defective gel capsules are detected, the Company will immediately recall and dispose of the entire batch, as per the Company’s current quality procedures. Although no issues with any of the gel capsules purchased and used by the Company have been detected as of the date of this Report, there is no assurance that the Company will be successful in detecting such defective gel capsules. In any such event, the Company may be required to find alternate gel capsule supplier and its operations and sales efforts in the short-term may therefore be adversely affected.

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

For the period ended March 31, 2012 and year ended December 31, 2011, our Danshen Granule is the only product at Aoxing Pharmaceutical subject to price controls which did not affect our gross profit, gross margin and net income in a material respect. It is possible that additional products may be subject to price control, or that price controls may be increased in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the website www.oanda.com, as of March 31, 2012, $1 was equal to RMB 6.3247. As we rely entirely on revenue earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for Aoxing Pharmaceutical’s operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the RMB. Thus if we raise 1,000,000 dollars and the RMB appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,375,995  as opposed to RMB  6,324,700 prior to the appreciation. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB; the U.S. dollar equivalent of the RMB we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Aoxing Pharmaceutical has RMB 1,000,000 in assets and RMB is depreciated against the U.S. dollar by 15%, then the assets will be valued at $134,394 as opposed to $158,110  prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 30% appreciation of the RMB against the U.S. dollar as of March 31, 2012. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

As of March 31, 2012, there were 9,398,892 shares of our common stock issued and outstanding. Our officers and directors own approximately 33% of our common stock. Mr. Ronghua Wang, our Chairman of the Board and CEO, owns approximately 32.5% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Wang's interests may differ from those of other stockholders. Furthermore, ownership of 35.2% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.   Mine safety Disclosures.

Not Applicable.

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
3.4 3.5
Certificate of Designation for the Series B Convertible Preferred Stock as filed with the corporate secretary of State of Maryland on November 2, 2009 (2)
Articles of Amendment to the Articles of Incorporation of Biostar Pharmaceuticals, Inc. (4)

3.6	Bylaws (1)
10.1	Shaanxi Weinan Share Transfer Agreement (3)
10.2 10.3	Form Non-competition Agreement (3) Amendment No.1 to the Employment Agreement (5)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
XBRL Instance Document
XBRL Taxonomy Extension Schema
XBRL Taxonomy Calculation Linkbase
XBRL Taxonomy Extension Label Linkbase
XBRL Taxonomy Extension Presentation Linkbase
XBRL Taxonomy Extension Definition Document

* Filed herewith.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(3) (4) (5)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011 and incorporated by reference herein.
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2012.
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: May 15, 2012	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Zack Pan
Zack Pan Chief Financial Officer (Principal Financial and Accounting Officer)