Form 10-Q
period 2012-06-30
Biostar Pharmaceuticals, Inc.
filed 2012-08-14
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: June 30, 2012
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

The Company had 9,400,216 shares issued and outstanding as of August 10, 2012.

TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,709,594	$16,971,789
Accounts receivable	23,581,940	35,033,650
Inventories	845,123	1,373,459
Tax prepaid	452,142	-
Prepaid expenses and other receivables	6,612,815	7,129,911
Prepaid research and development expenses	1,582,353	-
Total Current Assets	51,783,967	60,508,809

Deposits	-	3,148,466
Deferred tax assets	3,441,127	1,617,688
Property and equipment, net	7,158,871	7,379,982
Intangible assets, net	9,729,348	10,406,931
Total Assets	$72,113,313	$83,061,876

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$2,403,713	$3,334,418
Short-term bank loans	-	787,116
Value-added tax payable	147,320	895,487
Income tax payable	106,078	1,643,155
Total Current Liabilities	2,657,111	6,660,176

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,400,216 and 9,400,216 shares issued and outstanding as of June 30, 2012 and December 31, 2011*	9,400	9,400
Additional paid-in capital	22,517,018	22,445,660
Statutory reserve	6,490,600	6,490,600
Retained earnings	36,158,697	43,473,834
Accumulated other comprehensive income	4,280,487	3,982,206
Total Stockholders' Equity	69,456,202	76,401,700

Total Liabilities and Stockholders' Equity	$72,113,313	$83,061,876

*Number of shares issued and outstanding retroactively reflects reverse stock split effective on April 3, 2012

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales, net	$8,159,248	$25,912,134	$24,058,789	$41,201,061

Cost of sales	3,586,243	7,282,585	8,649,393	11,886,298

Gross profit	4,573,005	18,629,549	15,409,396	29,314,763

Operating expenses:
Selling expenses	6,732,710	10,459,879	12,489,444	16,516,904
General and administrative expenses	1,383,843	2,219,350	2,484,549	3,119,376
Credits for negative publicity	7,904,513	-	7,904,513	-
Research and development expenses	789,776	-	1,580,903	-

Total operating expenses	16,810,842	12,679,229	24,459,409	19,636,280

(Loss) Income from operations	(12,237,837)	5,950,320	(9,050,013)	9,678,483

Other income (expense)
Interest income	96,006	99,499	191,700	144,314
Interest expense	(17,099)	(7,387)	(32,134)	(7,387)
Other income	198	454	446	548
Total other income (expenses)	79,105	92,566	160,012	137,475

(Loss) Income before income taxes	(12,158,732)	6,042,886	(8,890,001)	9,815,958

Income tax expenses (benefits)	(2,676,180)	1,890,252	(1,574,864)	2,939,811

Net (loss) income	(9,482,552)	4,152,634	(7,315,137)	6,876,147

Other comprehensive income
Foreign currency translation adjustment	42,821	674,334	298,281	1,093,467

Total comprehensive (loss) income	$(9,439,731)	$4,826,968	$(7,016,856)	$7,969,614

(Loss) Earnings per share, on net income
Basic	$(1.01)	$0.45	$(0.78)	$0.75
Diluted	$(1.01)	$0.45	$(0.78)	$0.75

Weighted average number of common stock outstanding
Basic	9,400,216	9,261,326	9,400,216	9,195,601
Diluted	9,400,216	9,261,326	9,400,216	9,195,601

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,315,137)	$6,876,147
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax assets	(1,815,094)	-
Research and development expenses	1,580,903	-
Depreciation and amortization	912,513	252,456
Credits to accounts receivable due to negative publicity	7,904,513	-
Stock-based compensation and other non-cash expenses	71,358	1,493,195
Changes in operating assets and liabilities:
Accounts receivable	3,727,917	(3,396,918)
Inventories	535,421	(1,309,907)
Prepaid expenses and other receivables	43	(15,802)
Tax prepaid	(452,142)	-
Accounts payable and accrued expenses	(129,305)	1,639,831
Value-added tax payable	(752,786)	(465,504)
Income tax payable	(1,545,553)	(239,313)
Exchange difference	898	92,487
Net cash provided by operating activities	2,723,549	4,926,672

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,819)	(100,427)
Balance payment for acquisition of business*	(822,173)	-
Refund of deposit paid for acquisition of business	-	928,361
Compensation received for disposed land use rights	553,876	-
Net cash used in investing activities	(282,116)	827,934

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a shareholder	-	334,957
(Repayment for) proceeds from short-term bank loan	(791,176)	773,635
Net cash provided by financing activities	(791,176)	1,108,592

Effect of exchange rate changes on cash and cash equivalents	87,548	304,172

Net increase in cash and cash equivalents	1,737,805	7,167,370

Cash and cash equivalents, beginning balance	16,971,789	13,211,443

Cash and cash equivalents, ending balance	$18,709,594	$20,378,813

SUPPLEMENTAL DISCLOSURES:
Income tax payments	$(2,243,098)	$(3,176,611)

* In October 2011, Aoxing Pharmaceutical entered into a Shared Transfer Agreement to acquire Shaanxi Weinan from the holders of 100% of equity interest in Shaanxi Weinan. The aggregate purchase price is RMB 61 million (approximately $9.55 million), in cash and payable in several tranches. The payment of $822,173 represents the last tranche which was included in "accounts and other payables" as of December 31, 2011.

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

In October 2011, Aoxing Pharmaceutical entered into and completed a Share Transfer Agreement to acquire Shaanxi Weinan Huaren Pharmaceuticals, Ltd. (“Shaanxi Weinan”) from the holders of 100% of equity interests in Shaanxi Weinan.  Therefore, Shaanxi Weinan became a wholly owned subsidiary of Aoxing Pharmaceutical. Shaanxi Weinan is engaged in manufacturing of drugs and health products.

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

Accounts Receivable

The Company maintains allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Terms of sales vary. Allowances are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $144,670, and $143,928 as of June 30, 2012 and December 31, 2011, respectively.

Customer Credits  Accounts receivable have been reduced by $7,904,513, representing credits issued to customers in August 2012.  These credits were given to maintain the customers relationship following the negative publicity in the PRC related to medicines delivered in capsule form. Although the credits were not issued until August 2012, the PRC disclosures related to tainted capsules and the negative impact to our customers occurred  in the second quarter of 2012, therefore this loss was recognized during the three months ended June 30, 2012.

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$496,364	$534,338
Work in process	128,645	135,510
Finished goods	144,065	187,286
Goods in transit	76,049	516,325
	$845,123	$1,373,459

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

Real property	30 years
Leasehold improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Real property	$3,515,301	$3,515,301
Leasehold improvements	1,956,289	1,956,289
Machinery & equipment	1,144,896	1,131,235
Furniture & fixtures	66,282	66,282
Vehicles	157,239	157,239
Construction in progress	2,065,274	2,065,116
	8,905,281	8,891,462
Less: Accumulated depreciation	(1,746,410)	(1,511,480)
	$7,158,871	$7,379,982

As of June 30, 2012 and December 31, 2011, expenditures incurred for the construction of a raw material processing plant and a new production plant were $2,065,274 and $2,065,116, respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments have been identified for the six months ended June 30, 2012. The Company’s land use rights will expire between 2053 and 2056. The Company’s proprietary technologies, including drug approvals and permits, were mainly contributed by four ex-owners of Aoxing Pharmaceutical and acquired from Shaanxi Weinan acquisition. All of the Company’s intangible assets are subject to amortization with estimated useful lives of:

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Land use rights	$3,406,406	$3,406,406
Proprietary technologies	8,851,814	8,851,814
	12,258,220	12,258,220
Less: Accumulated amortization	(2,528,872)	(1,851,289)
	$9,729,348	$10,406,931

The estimated future amortization expenses related to intangible assets as of June 30, 2012 are as follows:

Years Ending December 31,
2012 (6 months)	$961,488
2013	1,369,071
2014	1,369,071
2015	1,369,071
2016	1,369,071
Thereafter	3,291,576

Deferred tax assets

Deferred tax assets recognized at June 30, 2012 are primarily relating to credits to accounts receivables due to negative publicity of $2.0 million and impairment loss recognized for proprietary technologies and land use rights of $1.3 million. Realization of credits to accounts receivables due to negative publicity and impairment loss for proprietary technologies and land use rights are dependent on judgments of the local tax authority for the assessment for their tax deductibility. No valuation allowance is recognized because management believes it is more likely than not that all of the deferred tax asset will be realized.

Advertising

Advertising expense consists primarily of costs of promoting the Company’s corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the six months ended June 30, 2012 and 2011, the Company incurred advertising expense of approximately $7.2 million and $9.2 million, respectively.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed on the basis of the weighted average number of common stock outstanding during the period.

Diluted (loss) earnings per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

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

Recent accounting pronouncements

Effective during the six months ended June 30, 2012, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the FASB:

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

In addition, the FASB has issued the following updates which are not yet effective for the six months ended June 30, 2012 and which have not been early adopted in the Company’s financial statements:

·
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

Note 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Deposit for research and development	$1,305,443	$1,298,743
Contingent assets	1,050,517	1,045,126
Other receivables	4,256,855	4,786,042
	$6,612,815	$7,129,911

Other receivable and contingent assets are mainly from the two land use rights disposed in year 2011.

Note 4 – DEPOSITS/ PREPAID RESEARCH AND DEVELOPMENT EXPENSES

The deposits/ prepaid research and development expenses consisted of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)
Prepaid research and development expenses (Current)	$1,582,353	$-
Deposits (Long-term)	-	3,148,466
	$1,582,353	$3,148,466

During the year 2011, the Company deposited Chinese Yuan Renminbi (“RMB”) 20,000,000 (approximately $3.2 million) to a university as part of a four year research and development contract to develop a new drug for the treatment cardiovascular disease. The Company recorded it as a long-term deposit at December 31, 2011. During the first quarter of the year 2012, the Company evaluated the progress of the clinic tests (stage one and stage two) of the research and development project and expected the tests would be completed within a year. In addition, the Company agrees with the university that such deposits paid would be utilized as a reimbursement of research and development expenses incurred instead of purchase acquisition provided that the Company’s total commitment and benefits in respect of the project would be remained unchanged. Accordingly, the Company reclassified the long-term deposits into current assets and started to amortize the research and development expense during the year 2012. As of June 30, 2012, approximately $1.6 million was amortized as expense, and another $1.6 million was reclassified as prepaid research and development expenses in current assets.

Note 5 – SHORT-TERM BANK LOAN

On March 21, 2011, the Company was granted RMB3,000,000 (approximately $474,000) one year short-term bank loan from a local bank in the PRC, with annual interest rate at 7.88%, for working capital purpose. On May 25, 2011, the Company was granted another RMB2,000,000 (approximately $316,000) one year short-term bank loan with annual interest rate at 8.20% from the same local bank in the PRC. The loan is secured by (1) personal guarantee executed by a major shareholder of the Company and (ii) pledge of the Company’s real property and land use right with carrying amount of approximately $2.7 million as of March 31, 2012. The Company paid off both the RMB 3,000,000 and RMB 2,000,000 loans during the second quarter of the year.

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

Common stock

As of June 30, 2012 and December 31, 2011, the Company has 100,000,000 shares of common stock authorized, 9,400,216 and 9,400,216 shares of common stock issued and outstanding, respectively, at par value of $0.001 per share.

The Company did not issue any common stock during the first six months of 2012.

Warrants

166,667 warrants were issued in connection with the November 2, 2009 private placement of Series B Convertible Preferred Stock are exercisable for a period of five years from their issuance date at an initial exercise price of $9 per share.  The Company has the right at any time, on at least forty-five (45) day written notice, to redeem the outstanding warrants at a price of three cents ($0.03) per share provided the market price of the Company’s common stock equals to or exceeds $13.5 on each trading day for twenty (20) consecutive trading days ending on the trading day prior to the date that the Company intends to redeem the warrants. The warrants are classified as equity and amounts attributable to the warrants are classified within additional paid-in capital.

On June 1, 2010, the Company issued 18,333 warrants to an investor relations firm.  The warrants are exercisable by May 31, 2013 at $6 per share.

On June 1, 2011, the Company issued 10,784 warrants to an investor relations firm.  The warrants are exercisable by June 30, 2014 at $8.22 per share.

No warrants were issued during the first six months of 2012.

The following table summarizes the Company’s outstanding warrants as of June 30, 2012 and December 31, 2011.

		Exercise		Weighted Average
Grant date	Issued	Price	Outstanding	Exercise Price

November 2, 2009	166,667	$9.00	166,667
June 1, 2010	18,333	$6.00	18,333
Total, as of December 31, 2010	185,000		185,000	$8.70
June 1, 2011	10,784	$8.22	10,784
Total, as of December 31, 2011	195,784		195,784	$8.67
Total, as of June 30, 2012	195,784		195,784	$8.67

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

In August 2011, the Company’s board of directors approved the 2011 Stock Option Plan (“2011 Stock Plan”) and it was subsequently approved by shareholders at the Company’s annual shareholders’ meeting in October 2011. According to the 2011 Stock Plan all of employees, officers, and directors, and consultants are eligible to be granted options or restricted stock awards (each, an “Award”) under the plan. The plan is currently administered by the Board of Directors, which has all the power to administer the plan according to its terms, including the power to grant Awards, determine who may be granted Awards and the types and amounts of Awards to be granted, prescribe Award agreements, and establish programs for granting Awards. Awards may be made under the 2011 Stock Plan for up to 850,000 shares of the Company’s stock.

In April 2012, the Company issued 24,000 stock options under the 2011 Stock Plan to one of its officers at the exercise price of $1.68 per share. The options vest in one year and expire in five years.

The following table summarizes the Company’s outstanding options as of June 30, 2012 and December 31, 2011.

Grant date	Number of option	Exercise Price	Expiration Date	Cancelled	Options outstanding as of December 31, 2011	Options Outstanding as of June 30, 2012	Vested as of December 31, 2011	Vested as of June 30, 2012

October 22, 2009	326,667	$7.80	October 21, 2014	(44,444)	282,222	282,222	282,222	282,222
December 30, 2009	33,333	$13.35	October 21, 2015	-	33,333	33,333	22,222	22,222
October 27, 2010	40,000	$8.40	October 26, 2015	(23,333)	16,667	16,667	16,667	16,667
April 7, 2011	23,333	$5.91	April 6, 2016	-	23,333	23,333	-	23,333
April 7, 2011	6,667	$7.80	April 6, 2014	-	6,667	6,667	-	2,222
April 20, 2012	24,000	$1.68	April 7, 2017	-	-	24,000	-	-

	454,000			(67,777)	362,222	386,222	321,111	346,666

Weighted Average Exercise Price					$8.22	$7.81
Weighted Average Remaining Life (in years)					$2.90	$2.54

Note 7 – (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share of common stock:

	Six Months Ended June 30,
	2012	2011
Basic net (loss) earnings per share:
Net (loss) income used in computing basic net (loss) earnings per share	$(7,315,137)	$6,876,147
Weighted average number of common stock outstanding	9,400,216	9,195,601
Basic net (loss) earnings per share	$(0.78)	$0.75

Diluted net (loss) earnings per share:
Net (loss) income used in computing diluted net earnings per share	$(7,315,137)	$6,876,147

Weighted average number of common stock outstanding	9,400,216	9,195,601
Weighted average effect of dilutive securities:
Stock warrants and options	-	-
Shares used in computing diluted net (loss) earnings per share	9,400,216	9,195,601

Diluted net (loss) earnings per share	$(0.78)	$0.75

Note 8 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its PRC operations for three and six months ended June 30, 2012 and 2011, and has recorded income tax provision for the periods.

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

For the three and six months ended June 30, 2012 and 2011, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2012 and December 31, 2011, the Company’s VIE had allocated $6,490,600 and $6,490,600, respectively, to these non-distributable reserve funds.

Note 10 - COMMITMENT

Research and Development (“R&D”) Agreement

As of June 30, 2012, the Company entered into three agreements with certain research institutes to conduct clinical trials for three new drugs and one existing drug.  Pursuant to these agreements as of June 30, 2012 the Company paid $1,305,000 as a deposit for clinical trial expenses and is obligated to pay the research institutes an additional $888,000 upon completion of the clinical trials.

Capital commitments

As of June 30, 2012, the Company had capital expenditure commitments on purchase of proprietary technologies of approximately $5,855,000.

Note 11- SEGMENT INFORMATION

During the three and six months ended June 30, 2012 and 2011, all revenues of the Company represented net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

Note 12 – RECLASSIFICATION

Certain amounts in the prior period have been reclassified to conform to the current period’s presentation.

 Note 13 – SUBSEQUENT EVENTS

During second quarter of the year, PRC State Food and Drug Administration (SFDA) launched an investigation of several capsule manufacturers based in Zhejiang, Hebei and Jiangxi provinces of China into their use of industrial gelatin, which contains impermissibly high chromium content. Following a nationwide inspection, SFDA authorities reported that 669 batches of gel capsules from 254 drug manufacturers in 28 provinces were found to have high chromium levels, including samples from a batch of the Company’s Xin Aoxing capsules found to contain chromium content higher than edible gelatin. As a result, SFDA effectively suspended sales of gel capsules nationwide until the investigation was completed.

On July 30, 2012, the SFDA approved the Company’s resumption of sales of its gel capsules following a thorough inspection of raw materials used in every production category, all samples of drugs sold and the current product inventory. The Company has been taking a number of steps to restart sales of gel capsule drugs immediately following the SFDA approval, including, among others, engaging its employees to work overtime, adding a second shift, launching an aggressive advertising campaign to help improve consumer confidence, establishing incentives for the sales force in all of the distribution offices nationwide, and launching an innovating B2C call center to take order and provide hands-on sales support.

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

On March 28, 2010, we, through Shaanxi Biostar, entered into an agreement to acquire the assets of Xi’an Meipude Bio-Technology Co., Ltd., a Xi’an-based medical equipment manufacturer (“Meipude”), for Chinese Yuan Renminbi (“RMB”) 7.85 million ($1.2 million), including certain assets registered to a family member of an original Meipude shareholder. We took control over the assets of Meipude on March 29, 2010. To facilitate the transfer of some of the assets, however, we were required to acquire all of the outstanding equity interests of Meipude, which we subsequently applied for deregistration on January 18, 2011.

In October 2011, Aoxing Pharmaceutical entered into a Share Transfer Agreement to acquire Shaanxi Weinan Huaren Pharmaceuticals, Ltd (“Shaanxi Weinan”) from the holders of 100% of equity interests in Shaanxi Weinan. The aggregate purchase price is RMB61 million (approximately $9.55 million), in cash and payable in several tranches.

Shaanxi Weinan owns drug approvals and permits for a portfolio of 86 drugs and one health product, all of which, were added to the Company’s current drug portfolio following the completion of this acquisition. The Company completed this acquisition on October 25, 2011, and the name of the acquired company changed to Shaanxi Weinan Aoxing Pharmaceuticals, LLC.

Our products also include six over-the-counter (“OTC”) medicines, eight prescription-based pharmaceuticals, six health products and one medical device which are sold and distributed in over 25 provinces and provincial-level cities throughout China. Our best-selling product, Xin Ao Xing Oleanolic Acid Capsule (“Xin Ao Xing Capsule”), is a state-approved OTC drug for treatment of Hepatitis B.

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

Gel Capsule Related Developments and Effects on the Company’s Sales

In April 2012, PRC State Food and Drug Administration (SFDA) launched an investigation of several capsule manufacturers based in Zhejiang, Hebei and Jiangxi provinces into their use of industrial gelatin, which contains impermissibly high chromium content. On May 25, 2012, following a nationwide inspection, SFDA authorities reported that 669 batches of gel capsules from 254 drug manufacturers in 28 provinces were found to have high chromium levels. The results of this inspection were publicly distributed in China, including publication on SFDA’s website http://www.sda.gov.cn/WS01/CL0001. As a result, SFDA effectively suspended sales of gel capsules nationwide until the investigation was completed.

In May 2012, following an onsite inspection by the Xianyang State Food and Drug Administration (SFDA), samples from a batch of the Company’s Xin Aoxing capsules were found to contain chromium content higher than edible gelatin. Specifically, samples from a batch of 150 cases of the Xin Aoxing capsules (each of the 150 cases contains 8,000 capsules), representing Biostar sales of approximately RMB1,188,000 or approximately $188,000 were also found to contain high levels of chromium, which capsules, in the Company’s estimation, were sold in the market in mid-2011. The Company did not check the batch in question for the chromium levels at that time since PRC pharmaceutical companies were not required to test their gel capsule inventories and purchases for chromium levels in 2011.

As required by SFDA in April 2012, the Company purchased gel capsule inspection equipment to measure the chromium levels in gel capsules it used. The Company also undertook a thorough inspection of all samples of drugs sold and its current product inventory to ensure that all of the gel capsules it had purchased and currently uses comply with the SFDA chromium content requirements.  In addition, the Company conducted checks of every batch of raw materials it uses in every production category and, except as discussed above, found no violations of the chromium content requirements. Further, the Company recalled all such affected capsules as promptly and thoroughly as possible, and imposed heightened quality control and assurance measures going forward.

On July 30, 2012, the SFDA approved the Company’s resumption of sales of its gel capsules following a thorough inspection of raw materials used in every production category, all samples of drugs sold and the current product inventory. However, the suspension of sales of gel capsule products severely affected all China-based pharmaceutical companies that use gelatin capsules to manufacture their drugs.  The Company was not immune to the industry-wide losses and, as discussed below, the Company’s sales and overall results for the 2012 second quarter were similarly adversely affected. The Company has been taking a number of steps to restart sales of gel capsule drugs immediately following the SFDA approval, including, among others, engaging its employees to work overtime, adding a second shift, launching an aggressive advertising campaign to help improve consumer confidence, establishing incentives for the sales force in all of the distribution offices nationwide, and launching an innovating B2C call center to take order and provide hands-on sales support.

Results of Operations

Net Sales

As discussed in detail above, our sales of gel capsule products were severely affected. Our total sales declined approximately $17.8 million or 69%, and $17.1million or 42% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Sales from our flagship product Xin Aoxing Oleanolic Acid Capsule dropped approximately 83% and 53% for the three and six months ended June 30, 2012, respectively. Only two non-capsule products (Danshen Granule and Taohuasan Pediatrics Medicine) were not affected during the quarter and they counted for 33% and 17 % of the total sales for the three and six months ended June 30, 2012, compared to 9.6% and 10.3% the same periods last year.  Our newly acquired Shaanxi Weinan facility brought in approximately 22% and 14% sales for the three and six months ended June 30, 2012, respectively. Shaanxi Weinan facility was acquired during the fourth quarter of 2011.

	Three Months Ended June 30,
	2012		2011
Drugs
Xin Aoxing Oleanolic Acid Capsule	$2,896,049	35.5%	$17,200,920	66.3%
Gan Wang Compound Paracetamol Capsule	209,854	2.6%	1,828,638	7.1%
Tianqi Dysmenorrhea Capsule	238,865	2.9%	1,990,872	7.7%
Danshen Granule	1,146,433	14.0%	1,144,017	4.4%
Taohuasan Pediatrics Medicine	1,499,386	18.4%	1,337,277	5.2%
Subtotal	5,990,587	73.4%	23,501,724	90.7%

Health products
Tangning Capsule	71,810	0.9%	708,431	2.7%
Yizi Capsule	225,362	2.7%	1,310,901	5.1%
Shengjing Capsule	30,113	0.4%	276,751	1.1%
Aoxing Ointment	56,735	0.7%	114,327	0.4%
Subtotal	384,020	4.7%	2,410,410	9.3%

Medical device
Hernia belt	4,596	0.1%	-	-

Shaanxi Weinan Products	1,780,045	21.8%	-	-

Total sales	$8,159,248	100%	$25,912,134	100%

	Six Months Ended June 30,
	2012		2011
Drugs
Xin Aoxing Oleanolic Acid Capsule	$13,284,058	55.2%	$28,268,329	68.6%
Gan Wang Compound Paracetamol Capsule	1,085,121	4.5%	2,667,108	6.4%
Tianqi Dysmenorrhea Capsule	1,160,793	4.8%	2,964,976	7.2%
Danshen Granule	1,711,285	7.1%	1,756,873	4.3%
Taohuasan Pediatrics Medicine	2,453,314	10.2%	2,458,812	6.0%
Subtotal	19,694,571	81.8%	38,116,098	92.5%

Health products
Tangning Capsule	285,049	1.2%	928,033	2.3%
Yizi Capsule	435,627	1.8%	1,606,209	3.9%
Shengjing Capsule	210,787	0.9%	408,690	1.0%
Aoxing Ointment	75,397	0.3%	142,031	0.3%
Subtotal	1,006,860	4.2%	3,084,963	7.5%

Medical device
Hernia belt	13,660	0.1%	-	-

Shaanxi Weinan Products	3,343,698	13.9%	-	-

Total revenue	$24,058,789	100%	$41,201,061	100%

Cost of sales

Total cost of sales decreased by about $3.7 million or 51%, and $3.2 million or 27% for the three and six months ended June 30, 2012, respectively, compared to the same period last year. The decline in sales of capsule products was the mainly reason for the cost decrease. Two non-capsule products counted for approximately 50% and 31% of the total costs for the three and six months ended June 30, 2012, respectively. Cost from Weinan facility counted for approximately 23% and 18% of total cost for the three and six months ended June 30, 2012, respectively.

		Three Months Ended June 30,
		2012		2011
Drugs
	Xin Aoxing Oleanolic Acid Capsule	551,328	15.4%	2,626,532	36.1%
	Gan Wang Compound Paracetamol Capsule	112,870	3.1%	964,486	13.2%
	Tianqi Dysmenorrhea Capsule	142,122	4.0%	1,103,916	15.2%
	Danshen Granule	1,066,361	29.7%	975,272	13.4%
	Taohuasan Pediatrics Medicine	724,814	20.2%	591,911	8.1%
	Subtotal	2,597,495	72.4%	6,262,117	86.0%

Health products
	Tangning Capsule	35,160	1.0%	226,276	3.1%
	Yizi Capsule	74,174	2.0%	501,735	6.9%
	Shengjing Capsule	23,494	0.7%	215,254	3.0%
	Aoxing Ointment	39,263	1.1%	77,203	1.0%
	Subtotal	172,091	4.8%	1,020,468	14.0%

Medical device
	Hernia belt	3,104	0.1%	-	-

Shaanxi Weinan Products		813,553	22.7%	-	-

	Total cost	3,586,243	100%	7,282,585	100%

		Six Months Ended June 30,
		2012		2011
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$2,686,835	31.0%	$4,252,577	35.8%
	Gan Wang Compound Paracetamol Capsule	585,586	6.8%	1,409,402	11.9%
	Tianqi Dysmenorrhea Capsule	664,150	7.7%	1,640,030	13.8%
	Danshen Granule	1,550,823	17.9%	1,494,737	12.6%
	Taohuasan Pediatrics Medicine	1,140,766	13.2%	1,764,885	14.8%
	Subtotal	6,628,160	76.6%	10,561,631	88.9%

Health products
	Tangning Capsule	103,539	1.2%	296,385	2.5%
	Yizi Capsule	154,695	1.8%	614,753	5.2%
	Shengjing Capsule	164,482	1.9%	317,618	2.7%
	Aoxing Ointment	51,865	0.6%	95,911	0.7%
	Subtotal	474,581	5.5%	1,324,667	11.1%

Medical device
	Hernia belt	9,531	0.1%	-	-

Shaanxi Weinan Products		1,537,121	17.8%	-	-

	Total cost	$8,649,393	100%	$11,886,298	100%

Gross Profit

Total gross profit declined by approximately $14.1 million or 75%, and $13.9 million or 47% for the three and six months ended June 30, 2012 respectively, compared to the same periods in 2011. Gross profits of Xin Aoxing Oleanolic Acid Capsule decreased by approximately $12.2 million or 84%, and $13.4 million or 56% for the three and six months ended June 30, 2012, respectively. Shaanxi Weinan products contributed approximately $1.0 million or 21%, and $1.8 million or 12% of the total gross profit for the three and six months ended June 30, 2012.Total gross margin was 56% and 64% for the three and months ended June 30, 2012 compared to 72% and 71% at the same periods last year. Gross margins for Shaanxi Weinan products were kept at 54% for both the three and six months ended June 30, 2012.

	Three Months Ended June 30,
	2012		2011
Drugs
Xin Aoxing Oleanolic Acid Capsule	2,344,721	51.3%	14,574,388	78.2%
Gan Wang Compound Paracetamol Capsule	96,984	2.1%	864,152	4.6%
Tianqi Dysmenorrhea Capsule	96,744	2.1%	886,956	4.8%
Danshen Granule	80,070	1.8%	168,745	0.9%
Taohuasan Pediatrics Medicine	774,572	16.9%	745,366	4.0%
Subtotal	3,393,091	74.2%	17,239,607	92.5%

Health products
Tangning Capsule	36,650	0.8%	482,155	2.6%
Yizi Capsule	151,189	3.3%	809,166	4.4%
Shengjing Capsule	6,619	0.1%	61,497	0.3%
Aoxing Ointment	17,471	0.4%	37,124	0.2%
Subtotal	211,929	4.6%	1,389,942	7.5%

Medical device
Hernia belt	1,493	0.1%	-	-

Shaanxi Weinan Products	966,492	21.1%	-	-

Total gross profit	4,573,005	100%	18,629,549	100%

	Six Months Ended June 30,
	2012		2011
Drugs
Xin Aoxing Oleanolic Acid Capsule	$10,597,223	68.8%	$24,015,752	81.9%
Gan Wang Compound Paracetamol Capsule	499,535	3.2%	1,257,706	4.3%
Tianqi Dysmenorrhea Capsule	496,643	3.2%	1,324,946	4.5%
Danshen Granule	160,462	1.1%	262,136	0.9%
Taohuasan Pediatrics Medicine	1,312,548	8.5%	693,927	2.4%
Subtotal	13,066,411	84.8%	27,554,467	94.0%

Health products
Tangning Capsule	181,510	1.2%	631,648	2.2%
Yizi Capsule	280,932	1.8%	991,456	3.4%
Shengjing Capsule	46,305	0.3%	91,072	0.3%
Aoxing Ointment	23,532	0.2%	46,120	0.1%
Subtotal	532,279	3.5%	1,760,296	6.0%

Medical device
Hernia belt	4,129	0.0%	-	-

Shaanxi Weinan Products	1,806,577	11.7%	-	-

Total gross profit	$15,409,396	100%	$29,314,763	100%

Selling, General and Administrative, and Research and Development Expenses

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	% of Change
Selling expenses	$6,732,710	83%	$10,459,879	40%	-36%
General and administrative expenses	1,383,843	17%	2,219,350	9%	-38%
Research and development expenses	$789,776	10%	-	-	100%

	Six Months Ended June 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	% of Change
Selling expenses	$12,489,444	52%	$16,516,904	40%	-24%
General and administrative expenses	2,484,549	10%	3,119,376	8%	-20%
Research and development expenses	$1,580,903	7%	-	-	100%

Selling expenses decreased by approximately $3.7 million or 36%, and $4.0 million or 24% for the three and six months ended June 30, 2012, respectively, compared to the same periods last year, due to the lower net sales. Advertising expenses were approximately $4.4 million and $7.2 million for the three and six months ended June 30, 2012 respectively, compared to approximately $6.1 million and $9.2 million for the three and six months ended June 30, 2011, respectively.

General and administrative expenses decreased by approximately $0.8 million or 38%, and $0.6 million or 20% for the three and six months ended June 30, 2012, respectively, compared to the same periods last year. General and administrative expenses from Shaanxi Weinan plant accounted for 30% of the total G&A expenses for the first six months of the year.

Research and development expenses accounted for 10% and 7% of total net sales for the three and six months ended June 30, 2012, respectively. The Company did not incur research and development expenses for the same periods last year. During the year 2011, the Company deposited Chinese Yuan Renminbi (“RMB”) 20,000,000 (approximately $3.2 million) to a university as part of a four year research and development contract to develop a new drug for the treatment cardiovascular disease. The Company recorded it as a long-term deposit at December 31, 2011. During the first quarter of the year 2012, the Company evaluated the progress of the clinic tests (stage one and stage two) of the research and development project and expected the tests would be completed within a year. In addition, the Company agrees with the university that such deposits paid would be utilized as a reimbursement of research and development expenses incurred instead of purchase acquisition provided that the Company’s total commitment and benefits in respect of the project would be remained unchanged. Accordingly, the Company reclassified the long-term deposits into current assets and started to amortize the research and development expense during the year 2012. As of June 30, 2012, $1,580,903 was amortized as expense, and $1,582,353 was reclassified as prepaid research and development expenses in current assets.

Stock-based compensation

The Company’s Board adopted a Stock Option Incentive Plan in August 2009 and August 2011, respectively. The values of options granted under the Plan are expensed over the term of their respective vesting periods. Stock awards are valued using the market price on or around the date the shares were awarded and included as a period compensation expense. Consequently, we incurred $28,076 and $71,358 in stock-based compensation for the three months and six months ended June 30, 2012, respectively. During the second quarter 2012, the Company awarded one of its employees 24,000 shares of stock option and recorded approximately $6,000 compensation expense for the quarter.

Interest Expense

We incurred interest expense of $17,099 and $32,134 for the three and six months ended June 30, 2012 respectively, compared to interest expense of $7,387 for both the three and six months ended June 30, 2011.

Income Tax Expense (Benefits)

Due to the loss of the second quarter this year, the Company recorded approximately $2.7 million and $1.6 million income tax benefits for the three and six months ended June 30, 2012, mainly resulted from approximately $ 7.9 million credits to accounts receivable due to negative publicity caused by gel capsule incident in China during the second quarter of the year.

The uniform corporate income tax rate is 25% in China. Provisions for income tax expenses were approximately $1.9 million and $2.9 million for the three and six months ended June 30, 2011, respectively.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of approximately $18.7 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

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

Net cash provided by operating activities for the six months ended June 30, 2012 was approximately $2.7 million. This was primarily due to our net loss of approximately $7.3 million, adjusted by non-cash related expenses including deferred tax assets, research and development expenses, depreciation and amortization, credits to accounts receivable due to negative publicity, and stock-based compensation of approximately $8.6 million, and reduced by a net decrease in working capital items of approximately $1.4 million.

Net cash used in investing activities for the six months ended June 30, 2012 was approximately $0.3 million, due to approximately $0.8 million balance payment for acquisition of Shaanxi Weinan in 2011 and approximately $0.5 million compensation received for disposed land use rights in 2011.

Net cash used in financing activities for the six months ended June 30, 2011 was approximately $0.8 million, due to the payoff of two short-term bank loans from a local bank in the PRC. (See Notes to the Condensed Consolidated Financial Statements, Note 5 – Short-term Bank Loan for the detail.)

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

Accounts receivable have been reduced by $7,904,513, representing credits issued to customers in August 2012.  These credits were given to maintain the customers relationship following the negative publicity in the PRC related to medicines delivered in capsule form. Although the credits were not issued until August 2012, the PRC disclosures related to tainted capsules and the negative impact to our customers occurred in the second quarter of 2012, therefore this loss was recognized during the three months ended June 30, 2012.

The following table sets out the aging of our accounts receivable before allowance for doubtful accounts and credits to accounts receivable due to negative publicity for each balance sheet periods presented. Value-added tax (VAT) is included in the accounts receivable (VAT is at 17% of sales).

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of June 30, 2012	$31,631,123	$1,855,790	$1,753,907	$5,049,080	$7,218,806	$15,707,281	$46,259
As of December 31, 2011	$35,177,578	$8,609,801	$9,019,083	$11,928,141	$5,345,070	$229,462	$46,021

The following table presents the days sales outstanding calculated based on sales and accounts receivables for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
Days sales outstanding	205	133

The number of days that sales were outstanding was 205 days for the six months ended June 30, 2012, compared to 133 days for the same period last year.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2012:

	Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development expense	$888,000	$888,000	-	-	-
Purchase of intellectual property	5,855,000	5,855,000	-	-	-
Total contractual obligations	$6,743,000	$6,743,000	$-	-	-

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

Our success depends on protection of our current and future technology and products and our ability to defend our intellectual property rights. We have filed for trademark protection for the various names and brands of our products sold in the PRC. We have also filed for patent protection on three of our products, one of which has been approved. However, it is possible for its competitors to develop similar competitive products even though it has taken steps to protect its intellectual property. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to ours. We expect to file patent applications seeking to protect newly developed technology and products in various countries, including the PRC. Some patent applications in the PRC are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by many months, we may not be the first to invent, or file patent applications on any of our discoveries. Patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for our products. Patents that are issued may be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

Our future sales and operations may be adversely affected by recent PRC reports that gel capsules supplied by certain manufacturers contained impermissible levels of chromium.

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

In May 2012, following an onsite inspection by the Xianyang State Food and Drug Administration (SFDA), samples from a batch of the Company’s Xin Aoxing capsules were found to contain chromium content higher than edible gelatin. Specifically, samples from a batch of 150 cases of the Xin Aoxing capsules (each of the 150 cases contains 8,000 capsules), representing Biostar sales of approximately RMB1,188,000 or approximately $188,000 were found to contain high levels of chromium, which capsules, in the Company’s estimation, were sold in the market in mid-2011.  The Company did not check the batch in question for the chromium levels at that time since PRC pharmaceutical companies were not required to test their gel capsule inventories and purchases for chromium levels in 2011.

As required by SFDA in April 2012, the Company purchased gel capsule inspection equipment to measure the chromium levels in gel capsules it used. The Company also undertook a thorough inspection of all samples of drugs sold and its current product inventory to ensure that all of the gel capsules it had purchased and currently uses comply with the SFDA chromium content requirements.  In addition, the Company conducted checks of every batch of raw materials it uses in every production category and, except as discussed above, found no violations of the chromium content requirements. Further, the Company recalled all such affected capsules as promptly and thoroughly as possible, and imposed heightened quality control and assurance measures going forward. On July 30, 2012, the SFDA approved the Company’s resumption of sales of its gel capsules following the thorough inspection. However, the suspension of sales of gel capsule products severely affected almost all China-based pharmaceutical companies that use gelatin capsules to manufacture their drugs.  The Company was not immune to the industry-wide losses and, as discussed below, the Company’s sales and overall results for the 2012 second quarter were similarly adversely affected. The Company has been taking a number of steps to restart sales of gel capsule drugs immediately following the SFDA approval, including, among others, engaging its employees to work overtime, adding a second shift, launching an aggressive advertising campaign to help improve consumer confidence, establishing incentives for the sales force in all of the distribution offices nationwide, and launching an innovating B2C call center to take order and provide hands-on sales support.  There is no assurance that the Company will be successful in detecting such defective gel capsules in the future. In any such event, the Company may be required to find alternate gel capsule supplier and its operations and sales efforts in the short-term may therefore be adversely affected.

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

Our success depends on protection of our current and future technology and products and our ability to defend our intellectual property rights. We have filed for trademark protection for the various names and brands of our products sold in the PRC. We have also filed for patent protection on three of our products, one of which has been approved. However, it is possible for its competitors to develop similar competitive products even though it has taken steps to protect its intellectual property. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to ours. We expect to file patent applications seeking to protect newly developed technology and products in various countries, including the PRC. Some patent applications in the PRC are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by many months, we may not be the first to invent, or file patent applications on any of our discoveries. Patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for our products. Patents that are issued may be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

For the period ended June 30, 2012 and year ended December 31, 2011, our Danshen Granule is the only product at Aoxing Pharmaceutical subject to price controls which did not affect our gross profit, gross margin and net income in a material respect. It is possible that additional products may be subject to price control, or that price controls may be increased in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

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

Adverse publicity concerning any actual or purported failure to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our goodwill and could negatively affect our sales and ability to generate revenue.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the website www.oanda.com, as of June 30, 2012, $1 was equal to RMB 6.3197. As we rely entirely on revenue earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for Aoxing Pharmaceutical’s operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the RMB. Thus if we raise 1,000,000 dollars and the RMB appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,371,745  as opposed to RMB  6,319,700 prior to the appreciation. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB; the U.S. dollar equivalent of the RMB we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Aoxing Pharmaceutical has RMB 1,000,000 in assets and RMB is depreciated against the U.S. dollar by 15%, then the assets will be valued at $134,500 as opposed to $158,235  prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 30% appreciation of the RMB against the U.S. dollar as of June 30, 2012. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

As of June 30, 2012, there were 9,400,216 shares of our common stock issued and outstanding. Our officers and directors own approximately 33% of our common stock. Mr. Ronghua Wang, our Chairman of the Board and CEO, owns approximately 32.5% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Wang's interests may differ from those of other stockholders. Furthermore, ownership of 35.2% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2012, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

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
(3) (4) (5)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011 and Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2012 and is incorporated by reference herein.
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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: August 14, 2012	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Zack Pan
Zack Pan Chief Financial Officer (Principal Financial and Accounting Officer)