Form 10-Q
period 2012-09-30
Biostar Pharmaceuticals, Inc.
filed 2012-11-19
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: September 30, 2012
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

The Company had 9,993,549 shares issued and outstanding as of November 15, 2012.

TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,119,565	$16,971,789
Accounts receivable	28,815,263	35,033,650
Inventories	985,274	1,373,459
Tax prepaid	451,121	-
Prepaid expenses and other receivables	5,390,773	7,129,911
Prepaid research and development expenses	789,390	-
Total Current Assets	48,551,386	60,508,809

Deposits	-	3,148,466
Deferred tax assets	3,328,228	1,617,688
Property and equipment, net	7,038,982	7,379,982
Intangible assets, net	9,390,806	10,406,931
Total Assets	$68,309,402	$83,061,876

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$3,644,084	$3,334,418
Short-term bank loans	-	787,116
Value-added tax payable	451,088	895,487
Income tax payable	92,677	1,643,155
Total Current Liabilities	4,187,849	6,660,176

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,993,549 and 9,400,216 shares issued and outstanding as of September 30, 2012 and December 31, 2011*	9,993	9,400
Additional paid-in capital	23,238,700	22,445,660
Statutory reserve	6,490,600	6,490,600
Retained earnings	30,219,062	43,473,834
Accumulated other comprehensive income	4,163,198	3,982,206
Total Stockholders' Equity	64,121,553	76,401,700

Total Liabilities and Stockholders' Equity	$68,309,402	$83,061,876

*Number of shares issued and outstanding retroactively reflects reverse stock split effective on April 3, 2012

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales, net	$9,969,375	$24,779,420	$34,028,164	$65,980,481

Cost of sales	4,729,894	7,465,966	13,379,287	19,352,264

Gross profit	5,239,481	17,313,454	20,648,877	46,628,217

Operating expenses:
Selling expenses	6,009,227	10,391,335	18,498,671	26,908,239
General and administrative expenses	2,640,240	983,778	5,124,789	4,103,154
Credits for negative publicity	-	-	7,904,513	-
Administrative penalty	1,596,174	-	1,596,174	-
Research and development expenses	789,702	-	2,370,605	-

Total operating expenses	11,035,343	11,375,113	35,494,752	31,011,393

(Loss) Income from operations	(5,795,862)	5,938,341	(14,845,875)	15,616,824

Other income (expense)
Interest income	55,642	127,423	247,342	271,737
Interest expense	(1,059)	(2,984)	(33,193)	(10,371)
Other income	152	273	598	821
Total other income (expenses)	54,735	124,712	214,747	262,187

(Loss) Income before income taxes	(5,741,127)	6,063,053	(14,631,128)	15,879,011

Income tax expenses (benefits)	198,508	1,599,316	(1,376,356)	4,539,127

Net (loss) income	(5,939,635)	4,463,737	(13,254,772)	11,339,884

Other comprehensive income
Foreign currency translation adjustment	(117,289)	640,119	180,992	1,733,586

Total comprehensive (loss) income	$(6,056,924)	$5,103,856	$(13,073,780)	$13,073,470

(Loss) Earnings per share, on net income
Basic	$(0.63)	$0.47	$(1.41)	$1.22
Diluted	$(0.63)	$0.47	$(1.41)	$1.22

Weighted average number of common stock outstanding
Basic	9,490,506	9,398,876	9,430,532	9,264,104
Diluted	9,490,506	9,398,876	9,430,532	9,264,104

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(13,254,772)	$11,339,884
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax assets	(1,705,866)	-
Research and development expenses	2,370,605	-
Depreciation and amortization	1,368,205	396,267
Credits to accounts receivable due to negative publicity	7,904,513	-
Allowance for doubtful debts	962,399	-
Written off of property and equipment	21,704	-
Stock-based compensation and other non-cash expenses	793,633	1,642,413
Changes in operating assets and liabilities:
Accounts receivable	(2,547,289)	(2,931,921)
Inventories	392,153	(1,448,494)
Prepaid expenses and other receivables	-	(14,757)
Tax prepaid	(451,121)	-
Accounts payable and accrued expenses	1,120,998	1,999,095
Value-added tax payable	(446,986)	(710,873)
Income tax payable	(1,555,225)	1,362,342
Exchange difference	11,583	213,924
Net cash (used in) provided by operating activities	(5,015,466)	11,847,880

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,784)	(105,488)
Balance payment for acquisition of business	(822,173)	-
Refund of deposit paid for acquisition of business *	-	928,361
Deposit paid for acquisition of proprietary technologies	-	(3,119,798)
Compensation received for disposed land use rights	1,760,341	-
Net cash provided by (used in) investing activities	905,384	(2,296,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	-	782,656
Advance from a shareholder	-	334,957
Repayment to a shareholder	-	(334,957)
Repayment for short-term bank loan	(791,176)	-
Net cash (used in) provided by financing activities	(791,176)	782,656

Effect of exchange rate changes on cash and cash equivalents	49,034	461,785

Net increase in cash and cash equivalents	(4,852,224)	10,795,396

Cash and cash equivalents, beginning balance	16,971,789	13,211,443

Cash and cash equivalents, ending balance	$12,119,565	$24,006,839

SUPPLEMENTAL DISCLOSURES:
Income tax payments	$(2,348,336)	$(3,197,761)

* In October 2011, Aoxing Pharmaceutical entered into a Share Transfer Agreement to acquire Shaanxi Weinan from the holders of 100% of equity interest in Shannxi Weinan. The aggregate purchase price is RMB 61 million (approximately $9.55 million), in cash and payable in several tranches. The payment of $822,173 represents the last tranche which was included in "accounts and other payables" as of December 31, 2011.

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

Accounts Receivable

The Company maintains allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Terms of sales vary. Allowances are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $930,699, and $143,928 as of September 30, 2012 and December 31, 2011, respectively.

Customer Credits  Accounts receivable have been reduced by $7,904,513, representing credits issued to customers in August 2012.  These credits were given to maintain the customers relationship following the negative publicity in the PRC related to medicines delivered in capsule form. Although the credits were not issued until August 2012, the press release by public media related to tainted capsules and the negative impact to our customers occurred in the second quarter of 2012, therefore this loss was recognized during the three months ended June 30, 2012.

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$650,159	$534,338
Work in process	141,628	135,510
Finished goods	193,487	187,286
Goods in transit	-	516,325
	$985,274	$1,373,459

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

Real property	30 years
Leasehold improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Real property	$3,515,301	$3,515,301
Leasehold improvements	1,956,289	1,956,289
Machinery & equipment	1,159,495	1,131,235
Furniture & fixtures	66,282	66,282
Vehicles	129,225	157,239
Construction in progress	2,069,640	2,065,116
	8,896,232	8,891,462
Less: Accumulated depreciation	(1,857,250)	(1,511,480)
	$7,038,982	$7,379,982

As of September 30, 2012 and December 31, 2011, expenditures incurred for the construction of a raw material processing plant and a new production plant were $2,069,640 and $2,065,116, respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments have been identified for the nine months ended September 30, 2012. The Company’s land use rights will expire between 2053 and 2056. The Company’s proprietary technologies, including drug approvals and permits, were mainly contributed by four ex-owners of Aoxing Pharmaceutical and acquired from Shaanxi Weinan acquisition. All of the Company’s intangible assets are subject to amortization with estimated useful lives of:

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Land use rights	$3,406,406	$3,406,406
Proprietary technologies	8,851,814	8,851,814
	12,258,220	12,258,220
Less: Accumulated amortization	(2,867,414)	(1,851,289)
	$9,390,806	$10,406,931

The estimated future amortization expenses related to intangible assets as of September 30, 2012 are as follows:

Years Ending December 31,
2012 (3 months)	$342,268
2013	1,369,071
2014	1,369,071
2015	1,369,071
2016	1,369,071
Thereafter	3,572,254

Deferred tax assets

Deferred tax assets recognized as of September 30, 2012 are primarily due to tax losses carried forward of $2.7 million and impairment loss recognized for proprietary technologies and land use rights of $0.6 million. Realization of tax losses carried forward and impairment loss for proprietary technologies and land use rights are dependent on judgments of the local tax authority for the assessment for their tax deductibility. No valuation allowance is recognized because management believes it is more likely than not that all of the deferred tax asset will be realized.

Advertising

Advertising expense consists primarily of costs of promoting the Company’s corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the nine months ended September 30, 2012 and 2011, the Company incurred advertising expense of approximately $11.3 million and $14.9 million, respectively.

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

Recent accounting pronouncements

Effective during the nine months ended September 30, 2012, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the FASB:

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

In addition, the FASB has issued the following updates which are not yet effective for the nine months ended September 30, 2012 and which have not been early adopted in the Company’s financial statements:

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

Note 3 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Deposit for research and development	$1,302,496	$1,298,743
Contingent assets	1,048,146	1,045,126
Other receivables	3,040,131	4,786,042
	$5,390,773	$7,129,911

Other receivable and contingent assets are mainly from the two land use rights disposed in year 2011.

Note 4 – DEPOSITS/ PREPAID RESEARCH AND DEVELOPMENT EXPENSES

The deposits/ prepaid research and development expenses consisted of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)
Prepaid research and development expenses (Current)	$789,390	$-
Deposits (Long-term)	-	3,148,466
	$789,390	$3,148,466

During the year 2011, the Company deposited Chinese Yuan Renminbi (“RMB”) 20,000,000 (approximately $3.2 million) to a university as part of a four year research and development contract to develop a new drug for the treatment cardiovascular disease. The Company recorded it as a long-term deposit at December 31, 2011. During the first quarter of the year 2012, the Company evaluated the progress of the clinic tests (stage one and stage two) of the research and development project and expected the tests would be completed within a year. In addition, the Company agrees with the university that such deposits paid would be utilized as a reimbursement of research and development expenses incurred instead of purchase acquisition provided that the Company’s total commitment and benefits in respect of the project would be remained unchanged. Accordingly, the Company reclassified the long-term deposits into current assets and started to amortize the research and development expense during the year 2012. As of September 30, 2012, approximately $2.4 million was amortized as expense, and another $0.8 million was reclassified as prepaid research and development expenses in current assets.

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

Common stock

As of September 30, 2012 and December 31, 2011, the Company has 100,000,000 shares of common stock authorized, 9,993,549 and 9,400,216 shares of common stock issued and outstanding, respectively, at par value of $0.001 per share.

On September 17, 2012, the Company issued 33,333 shares of common stock to a former consultant based on previous agreement. Stock compensation expense of $1.17 per share or $39,000 was recognized in the third quarter of 2012 related to this stock issuance.

On September 17, 2012, the Company awarded 560,000 shares of common stock (the “Award Stocks”) to its employees based on 2011 Incentive Stock Plan (see below).  The Award Stocks were recorded as a stock-based compensation expense of approximately $655,200, using the grant date closing stock price at $1.17 per share, for the three and nine months ended September 30, 2012.

Both of the stock issued to a former consultant and the Award Stocks have been included in the calculation of “weighted average number of common stock outstanding” for the purpose of computation of basic income per share from the grant date.

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

On June 1, 2011, the Company issued 10,784 warrants to an investor relations firm.  The warrants are exercisable by June 30, 2014 at $8.22 per share.

No warrants were issued during the first nine months of 2012.

The following table summarizes the Company’s outstanding warrants as of September 30, 2012 and December 31, 2011.

		Exercise		Weighted Average
Grant date	Issued	Price	Outstanding	Exercise Price

November 2, 2009	166,667	$9.00	166,667
June 1, 2010	18,333	$6.00	18,333
Total, as of December 31, 2010	185,000		185,000	$8.70
June 1, 2011	10,784	$8.22	10,784
Total, as of December 31, 2011	195,784		195,784	$8.67
Total, as of September 30, 2012	195,784		195,784	$8.67

Stock Options

The Company’s board of directors approved its 2009 stock plan (“2009 Stock Plan”) under which it may grant incentive and nonqualified stock options, stock awards or restricted stocks to eligible participants.  Options are generally granted for a term of 5 years.  Except for the options granted to the Company’s existing management on October 22, 2009, options granted under the 2009 Stock Plan generally vest annually in 3 equal installments, the first being on the first anniversary of the grant contingent upon employment with the Company on the vesting date.  Options granted on October 22, 2009 vest annually in 3 equal installments, the first being on the grant date. Options granted on October 27, 2010 vested in one year from the issuance date of such options. Except for the cancelled options, the remaining options were fully vested during the year ended December 31, 2011.

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

The following table summarizes the Company’s outstanding options as of September 30, 2012 and December 31, 2011.

Grant date	Number of option	Exercise Price	Expiration Date	Cancelled	Options outstanding as of December 31, 2011	Options Outstanding as of September 30, 2012	Vested as of December 31, 2011	Vested as of September 30, 2012

October 22, 2009	326,667	$7.80	October 21, 2014	(44,444)	282,222	282,222	282,222	282,222
December 30, 2009	33,333	$13.35	October 21, 2015	-	33,333	33,333	22,222	22,222
October 27, 2010	40,000	$8.40	October 26, 2015	(23,333)	16,667	16,667	16,667	16,667
April 7, 2011	23,333	$5.91	April 6, 2016	-	23,333	23,333	-	23,333
April 7, 2011	6,667	$7.80	April 6, 2014	-	6,667	6,667	-	2,222
April 20, 2012	24,000	$1.68	April 7, 2017	-	-	24,000	-	-

	454,000			(67,777)	362,222	386,222	321,111	346,666

Weighted Average Exercise Price					$8.22	$7.81
Weighted Average Remaining Life (in years)					2.90	2.30

Note 7 – (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Basic net (loss) earnings per share:
Net (loss) income used in computing basic net (loss) earnings per share	$(5,939,635)	$4,463,737	$(13,254,772)	$11,339,884
Weighted average number of common stock outstanding	9,490,506	9,398,876	9,430,532	9,264,104
Basic net (loss) earnings per share	$(0.63)	$0.47	$(1.41)	$1.22

Diluted net (loss) earnings per share:
Net (loss) income used in computing diluted net earnings per share	$(5,939,635)	$4,463,737	$(13,254,772)	$11,339,884

Weighted average number of common stock outstanding	9,490,506	9,398,876	9,430,532	9,264,104
Weighted average effect of dilutive securities:
Stock warrants and options	-	-	-	-
Shares used in computing diluted net (loss) earnings per share	9,490,506	9,398,876	9,430,532	9,264,104

Diluted net (loss) earnings per share	$(0.63)	$0.47	$(1.41)	$1.22

Note 8 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its PRC operations for three and nine months ended September 30, 2012 and 2011, and has recorded income tax provision for the periods.

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

For the three and nine months ended September 30, 2012 and 2011, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2012 and December 31, 2011, the Company’s VIE had allocated $6,490,600 and $6,490,600, respectively, to these non-distributable reserve funds.

Note 10 - COMMITMENT

Research and Development (“R&D”) Agreements

As of September 30, 2012, the Company entered into three agreements with certain research institutes to conduct clinical trials for three new drugs and one existing drug.  Pursuant to these agreements as of September 30, 2012 the Company paid approximately $1,302,000 as a deposit for clinical trial expenses and is obligated to pay the research institutes an additional approximately $886,000 upon completion of the clinical trials.

Capital commitments

As of September 30, 2012, the Company had capital expenditure commitments on purchase of proprietary technologies of approximately $5,841,000.

Note 11- SEGMENT INFORMATION

During the three and nine months ended September 30, 2012 and 2011, all revenues of the Company represented net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

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

Shaanxi Weinan owns drug approvals and permits for a portfolio of 86 drugs and one health product, all of which, were added to the Company’s current drug portfolio following the completion of this acquisition. The Company completed this acquisition on October 25, 2011, and the name of the acquired company changed to Shaanxi Weinan Aoxing Pharmaceuticals, LLC. (DBA: Shaanxi Weinan Huaren Pharmaceuticals, Ltd)

Our products also include six over-the-counter (“OTC”) medicines, eight prescription-based pharmaceuticals, six health products, three hospital special supply drugs and one medical device which are sold and distributed in over 25 provinces and provincial-level cities throughout China. Our best-selling product, Xin Ao Xing Oleanolic Acid Capsule (“Xin Ao Xing Capsule”), is a state-approved OTC drug for treatment of Hepatitis B.

Recent Developments

Gel Capsule Related Developments and Effects on the Company’s Sales

In April 2012, PRC State Food and Drug Administration (SFDA) launched an investigation of several capsule manufacturers based in Zhejiang, Hebei and Jiangxi provinces into their use of industrial gelatin, which contained impermissibly high chromium content. On May 25, 2012, following a nationwide inspection, SFDA authorities reported that 669 batches of gel capsules from 254 drug manufacturers in 28 provinces were found to have high chromium levels. The results of this inspection were publicly distributed in China, including publication on SFDA’s website http://www.sda.gov.cn/WS01/CL0001. As a result, SFDA effectively suspended sales of gel capsules nationwide until the investigation was completed.

In May 2012, following an onsite inspection by the Xianyang State Food and Drug Administration (SFDA), samples from a batch of our Xin Aoxing capsules were found to contain chromium content higher than edible gelatin. Specifically, samples from a batch of 150 cases of the Xin Aoxing capsules (each of the 150 cases contains 8,000 capsules), representing Biostar sales of approximately RMB1,188,000 or approximately $188,000 were also found to contain high levels of chromium, which capsules, in the Company’s estimation, were sold in the market in mid-2011. The Company did not check the batch in question for the chromium levels at that time since PRC pharmaceutical companies were not required to test their gel capsule inventories and purchases for chromium levels in 2011.

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

On July 30, 2012, the SFDA approved the Company’s resumption of sales of its gel capsules following a thorough inspection of raw materials used in every production category, all samples of drugs sold and the current product inventory. However, the suspension of sales of gel capsule products severely affected all China-based pharmaceutical companies that use gelatin capsules to manufacture their drugs.  The Company was not immune to the industry-wide losses and, as discussed below, the Company’s sales and overall results for the 2012 second and third quarter were similarly adversely affected. The Company has been taking a number of steps to restart sales of gel capsule drugs immediately following the SFDA approval, including, among others, engaging its employees to work overtime, adding a second shift, launching an aggressive advertising campaign to help improve consumer confidence, establishing incentives for the sales force in all of the distribution offices nationwide, and launching an innovating B2C call center to take order and provide hands-on sales support.

Results of Operations

Net Sales

Following the decrease discussed above, our sales started to increase after the SFDA approved of the resumption of capsule products sales during the third quarter this year. Our net sale increased 22.2% for the three months ended September 30, 2012 from the previous quarter. Compared to the same periods in 2011, our total sales declined approximately $14.8 million or 60%, and $31.9 million or 48% for the three and nine months ended September 30, 2012, respectively. Sales from our flagship product Xin Aoxing Oleanolic Acid Capsule dropped approximately 82% and 63% for the three and nine months ended September 30, 2012, respectively, compared to the same period of last year. Starting from the third quarter this year we added three new products manufactured to specifically supply Xijing Military Hospital. We started test production for these three products in July this year, and after all the products passed the test we signed the supply agreement in September 2012.   These three new products brought in $1.3 million or 13.0% of total revenue for the current quarter.  Our Shaanxi Weinan facility contributed approximately 20% and 16% sales for the three and nine months ended September 30, 2012, respectively. Shaanxi Weinan facility was acquired during the fourth quarter of 2011.

		Three Months Ended September 30,
		2012		2011
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$3,026,779	30.4%	$16,265,914	65.7%
	Gan Wang Compound Paracetamol Capsule	412,988	4.1%	1,780,322	7.2%
	Tianqi Dysmenorrhea Capsule	454,127	4.6%	1,859,092	7.5%
	Danshen Granule	1,269,800	12.7%	1,241,407	5.0%
	Taohuasan Pediatrics Medicine	1,093,058	11.0%	1,201,331	4.8%
	Subtotal	6,256,752	62.8%	22,348,066	90.2%

Health products
	Tangning Capsule	112,726	1.1%	607,489	2.5%
	Yizi Capsule	239,030	2.4%	1,388,538	5.6%
	Shengjing Capsule	53,532	0.5%	299,266	1.2%
	Aoxing Ointment	45,686	0.5%	123,373	0.5%
	Subtotal	450,974	4.5%	2,418,666	9.8%

Hospital products
	Pharyngitis Granule	649,370	6.5%	-	-
	Gastritis Granule	199,374	2.0%	-	-
	Nasosinusitis Granule	446,511	4.5%	-	-
	Subtotal	1,295,255	13.0%	-	-

Medical device	- Hernia belt	4,599	0.0%	12,688	0.0%

Shaanxi Weinan Products		1,961,795	19.7%	-	-

	Total sales	$9,969,375	100%	$24,779,420	100%

		Nine Months Ended September 30,
		2012		2011
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$16,310,838	47.9%	$44,534,244	67.5%
	Gan Wang Compound Paracetamol Capsule	1,498,110	4.4%	4,447,430	6.7%
	Tianqi Dysmenorrhea Capsule	1,614,920	4.8%	4,824,068	7.3%
	Danshen Granule	2,981,084	8.8%	2,998,280	4.5%
	Taohuasan Pediatrics Medicine	3,546,371	10.4%	3,660,142	5.6%
	Subtotal	25,951,323	76.3%	60,464,164	91.6%

Health products
	Tangning Capsule	397,775	1.2%	1,535,521	2.3%
	Yizi Capsule	674,656	2.0%	2,994,746	4.6%
	Shengjing Capsule	264,319	0.8%	707,956	1.1%
	Aoxing Ointment	121,084	0.3%	265,405	0.4%
	Subtotal	1,457,834	4.3%	5,503,628	8.4%

Hospital products
	Pharyngitis Granule	649,370	1.9%	-	-
	Gastritis Granule	199,374	0.6%	-	-
	Nasosinusitis Granule	446,511	1.3%	-	-
	Subtotal	1,295,255	3.8%	-	-

Medical device	- Hernia belt	18,259	0.1%	12,689	0.0%

Shaanxi Weinan Products		5,305,493	15.5%	-	-

	Total revenue	$34,028,164	100%	$65,980,481	100%

Cost of sales

Total cost of sales decreased by about $2.7 million or 37%, and $6.0 million or 31% for the three and nine months ended September 30, 2012, respectively, compared to the same period last year. The decline in sales of capsule products was the main reason for the cost decrease. When compared to the second quarter this year, total cost increased by 32% for the three months ended September 30, 2012. Cost from Weinan facility counted for approximately 18% of the total cost for both the three and nine months ended September 30, 2012. Cost of the three new drugs started manufacturing this quarter for Xijing Military Hospital was approximately 20% of the total cost for the three months ended September 30, 2012.

		Three Months Ended September 30,
		2012		2011
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$549,205	11.6%	$2,854,158	38.2%
	Gan Wang Compound Paracetamol Capsule	227,887	4.8%	943,908	12.6%
	Tianqi Dysmenorrhea Capsule	285,974	6.0%	1,035,874	13.9%
	Danshen Granule	1,149,069	24.3%	1,052,944	14.1%
	Taohuasan Pediatrics Medicine	527,002	11.1%	525,581	7.1%
	Subtotal	2,739,137	57.8%	6,412,465	85.9%

Health products
	Tangning Capsule	36,165	0.8%	194,759	2.6%
	Yizi Capsule	91,548	1.9%	531,796	7.2%
	Shengjing Capsule	41,775	0.9%	233,380	3.1%
	Aoxing Ointment	31,640	0.7%	83,311	1.1%
	Subtotal	201,128	4.3%	1,043,246	14.0%

Hospital products
	Pharyngitis Granule	493,547	10.4%	-	-
	Gastritis Granule	123,306	2.6%	-	-
	Nasosinusitis Granule	325,198	6.9%	-	-
	Subtotal	942,051	19.9%	-	-

Medical device	- Hernia belt	3,106	0.1%	10,255	0.1%

Shaanxi Weinan Products		844,472	17.9%	-	-

	Total cost	$4,729,894	100%	$7,465,966	100%

		Nine Months Ended September 30,
		2012		2011
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$3,236,039	24.2%	$7,106,736	36.7%
	Gan Wang Compound Paracetamol Capsule	813,473	6.1%	2,353,309	12.2%
	Tianqi Dysmenorrhea Capsule	950,124	7.1%	2,675,904	13.8%
	Danshen Granule	2,699,893	20.2%	2,547,681	13.2%
	Taohuasan Pediatrics Medicine	1,667,768	12.5%	2,290,466	11.8%
	Subtotal	9,367,297	70.1%	16,974,096	87.7%

Health products
	Tangning Capsule	127,573	1.0%	491,143	2.5%
	Yizi Capsule	258,374	1.9%	1,146,549	5.9%
	Shengjing Capsule	206,256	1.5%	550,999	2.9%
	Aoxing Ointment	83,505	0.6%	179,222	0.9%
	Subtotal	675,708	5.0%	2,367,913	12.2%

Hospital products
	Pharyngitis Granule	493,547	3.7%	-	-
	Gastritis Granule	123,306	0.9%	-	-
	Nasosinusitis Granule	325,198	2.4%	-	-
	Subtotal	942,051	7.0%	-	-

Medical device	- Hernia belt	12,638	0.1%	10,255	0.1%

Shaanxi Weinan Products		2,381,593	17.8%	-	-

	Total cost	$13,379,287	100%	$19,352,264	100%

Gross Profit

Total gross profit declined by approximately $12.1 million or 70%, and $26.0 million or 56% for the three and nine months ended September 30, 2012 respectively, compared to the same periods in 2011. Gross profits of Xin Aoxing Oleanolic Acid Capsule decreased by approximately 82%, and 65% for the three and nine months ended September 30, 2012, respectively. Shaanxi Weinan products contributed approximately $1.1 million or 21%, and $2.9 million or 14% of the total gross profit for the three and nine months ended September 30, 2012.Total gross margin was 53% and 61% for the three and nine months ended September 30, 2012 compared to 70% and 71% at the same periods last year. Gross margins for Shaanxi Weinan products were 55% and 57% for the three and nine months ended September 30, 2012. Gross margins of the three new drugs started manufacturing this quarter for Xijing Military Hospital was approximately 27%.

		Three Months Ended September 30,
		2012		2011
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$2,477,574	47.3%	$13,411,756	77.5%
	Gan Wang Compound Paracetamol Capsule	185,101	3.5%	836,414	4.8%
	Tianqi Dysmenorrhea Capsule	168,153	3.2%	823,218	4.8%
	Danshen Granule	120,731	2.3%	188,463	1.0%
	Taohuasan Pediatrics Medicine	566,056	10.8%	675,750	3.9%
	Subtotal	3,517,615	67.1%	15,935,601	92.0%

Health products
	Tangning Capsule	76,561	1.5%	412,730	2.4%
	Yizi Capsule	147,482	2.8%	856,742	5.0%
	Shengjing Capsule	11,757	0.2%	65,886	0.4%
	Aoxing Ointment	14,046	0.3%	40,062	0.2%
	Subtotal	249,846	4.8%	1,375,420	8.0%

Hospital products
	Pharyngitis Granule	155,823	3.0%	-	-
	Gastritis Granule	76,068	1.5%	-	-
	Nasosinusitis Granule	121,313	2.3%	-	-
	Subtotal	353,204	6.8%	-	-

Medical device	- Hernia belt	1,493	0.0%	2,433	0.0%

Shaanxi Weinan Products		1,117,323	21.3%	-	-

	Total gross profit	$5,239,481	100%	$17,313,454	100%

		Nine Months Ended September 30,
		2012		2011
Drugs
	Xin Aoxing Oleanolic Acid Capsule	$13,074,799	63.3%	$37,427,508	80.3%
	Gan Wang Compound Paracetamol Capsule	684,637	3.3%	2,094,121	4.5%
	Tianqi Dysmenorrhea Capsule	664,796	3.2%	2,148,164	4.6%
	Danshen Granule	281,191	1.4%	450,599	1.0%
	Taohuasan Pediatrics Medicine	1,878,603	9.1%	1,369,676	2.9%
	Subtotal	16,584,026	80.3%	43,490,068	93.3%

Health products
	Tangning Capsule	270,202	1.3%	1,044,378	2.2%
	Yizi Capsule	416,282	2.0%	1,848,197	4.0%
	Shengjing Capsule	58,063	0.3%	156,957	0.3%
	Aoxing Ointment	37,579	0.2%	86,183	0.2%
	Subtotal	782,126	3.8%	3,135,715	6.7%

Hospital products
	Pharyngitis Granule	155,823	0.7%	-	-
	Gastritis Granule	76,068	0.4%	-	-
	Nasosinusitis Granule	121,313	0.6%	-	-
	Subtotal	353,204	1.7%	-	-

Medical device	- Hernia belt	5,621	0.0%	2,434	0.0%

Shaanxi Weinan Products		2,923,900	14.2%	-	-

	Total gross profit	$20,648,877	100%	$46,628,217	100%

Selling, General and Administrative, and Research and Development Expenses

	Three Months Ended September 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	% of Change
Selling expenses	$6,009,227	60%	$10,391,335	42%	-42%
General and administrative expenses	2,640,240	26%	983,778	4%	168%
Research and development expenses	789,702	8%	-	-	100%
Administrative penalty	1,596,174	16%	-	-	100%

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	% of Change
Selling expenses	$18,498,671	54%	$26,908,239	41%	-31%
General and administrative expenses	5,124,789	15%	4,103,154	6%	25%
Research and development expenses	2,370,605	7%	-	-	100%
Administrative penalty	1,596,174	5%	-	-	100%
Credits for negative publicity	7,904,513	23%	-	-	100%

Selling expenses decreased by approximately $4.4 million or 42%, and $8.4 million or 31% for the three and nine months ended September 30, 2012, respectively, compared to the same periods last year, due to the lower net sales. Advertising expenses were approximately $4.1 million and $11.3 million for the three and nine months ended September 30, 2012 respectively, compared to approximately $5.7 million and $14.9 million for the three and nine months ended September 30, 2011, respectively.

General and administrative expenses increased by approximately $1.7 million or 168%, and $1 million or 25% for the three and nine months ended September 30, 2012, respectively, compared to the same periods last year. The significant increase of G&A expenses during the third quarter this year was mainly due to the issuance of incentive stock during this period resulting in approximately $0.7 million expenses and made an allowance for doubtful accounts of $0.9 million.

In the third quarter this year the Company paid a one-time, non-appealable administrative penalty of approximately $1.6 million to the local government related to the capsule incident discussed above.

Research and development expenses accounted for 8% and 7% of total net sales for the three and nine months ended September 30, 2012, respectively. The Company did not incur research and development expenses for the same periods last year. During the year 2011, the Company deposited Chinese Yuan Renminbi (“RMB”) 20,000,000 (approximately $3.2 million) to a university as part of a four year research and development contract to develop a new drug for the treatment cardiovascular disease. The Company recorded it as a long-term deposit at December 31, 2011. During the first quarter of the year 2012, the Company evaluated the progress of the clinic tests (stage one and stage two) of the research and development project and expected the tests would be completed within a year. In addition, the Company agrees with the university that such deposits paid would be utilized as a reimbursement of research and development expenses incurred instead of purchase acquisition provided that the Company’s total commitment and benefits in respect of the project would be remained unchanged. Accordingly, the Company reclassified the long-term deposits into current assets and started to amortize the research and development expense during the year 2012. As of September 30, 2012, $2,370,605 was amortized as expense, and $789,390 was reclassified as prepaid research and development expenses in current assets.

Stock-based compensation

The Company’s Board adopted and the Company’s stockholders approved Stock Option Incentive Plans in August 2009 and August 2011, respectively. The values of options granted under the Plan are expensed over the term of their respective vesting periods. Stock awards are valued using the market price on or around the date the shares were awarded and included as a period compensation expense. During the third quarter 2012, the Company awarded 560,000 shares of common stock to its employees based on 2011 Incentive Stock Plan.  The awarded stocks were recorded as a stock-based compensation expense of approximately $655,200, using the grant date closing stock price. Also, during the third quarter the Company issued 33,333 shares of common stock to a former consultant based on previous agreement. Consequently, we incurred $722,276 and $793,633 in stock-based compensation for the three months and nine months ended September 30, 2012, respectively.

Interest Expense

We incurred interest expense of $1,059 and $33,193 for the three and nine months ended September 30, 2012 respectively, compared to interest expense of $2,984 and $10,371 for the three and nine months ended September 30, 2011.

Income Tax Expense (Benefits)

The Company recorded loss for the second and third quarters this year, however, due to the Company recorded an administrative penalty of $1.6 million which is non-deductible for tax purpose, the Company recorded approximately $0.2 million tax expense for the three months ended September 30, 2012 but recorded $1.4 million income tax benefits for the nine months ended September 30, 2012.

The uniform corporate income tax rate is 25% in China. Provisions for income tax expenses were approximately $1.6 million and $4.5 million for the three and nine months ended September 30, 2011, respectively.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of approximately $12.1 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding product lines, research and development capabilities, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s pharmaceutical products will be the primary organic source of funds for future operating activities in 2012 and 2013. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, as we may deem appropriate, we may rely on bank borrowing, if available, as well as capital raises. There is no assurance that we will find such funding on acceptable terms, if at all.

Net cash used in operating activities for the nine months ended September 30, 2012 was approximately $5.0 million. This was primarily due to our net loss of approximately $13.3 million, adjusted by non-cash related expenses including deferred tax assets, research and development expenses, depreciation and amortization, credits to accounts receivable due to negative publicity, allowance for doubtful accounts and stock-based compensation of approximately $11.7 million, and reduced by a net decrease in working capital items of approximately $3.5 million.

Net cash provided by investing activities for the nine months ended September 30, 2012 was approximately $0.9 million, due to approximately $0.8 million balance payment for acquisition of Shaanxi Weinan in 2011 and approximately $1.8 million compensation received for disposed land use rights in 2011.

Net cash used in financing activities for the nine months ended September 30, 2011 was approximately $0.8 million, due to the payoff of two short-term bank loans from a local bank in the PRC. (See Notes to the Condensed Consolidated Financial Statements, Note 5 – Short-term Bank Loan for the detail.)

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

The following table sets out the aging of our accounts receivable before allowance for doubtful accounts for each balance sheet periods presented. Value-added tax (VAT) is included in the accounts receivable (VAT is at 17% of sales).

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-120 days	121-365 days	> 365 days
As of September 30, 2012	$29,745,962	$4,884,748	$4,131,889	$1,224,383	$496,996	$18,961,792	$46,154
As of December 31, 2011	$35,177,578	$8,609,801	$9,019,083	$11,928,141	$5,345,070	$229,462	$46,021

The following table presents the days sales outstanding calculated based on sales and accounts receivables for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
Days sales outstanding	205	171

The number of days that sales were outstanding was 205 days for the nine months ended September 30, 2012, compared to 171 days for the same period last year.

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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2012:

	Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development expense	$886,000	$886,000	-	-	-
Purchase of intellectual property	5,841,000	3,157,000	2,684,000	-	-
Total contractual obligations	$6,727,000	$4,043,000	$2,684,000	-	-

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

For the period ended September 30, 2012 and year ended December 31, 2011, our Danshen Granule is the only product at Aoxing Pharmaceutical subject to price controls which did not affect our gross profit, gross margin and net income in a material respect. It is possible that additional products may be subject to price control, or that price controls may be increased in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the website www.oanda.com, as of September 30, 2012, $1 was equal to RMB 6.3340. As we rely entirely on revenue earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for Aoxing Pharmaceutical’s operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the RMB. Thus if we raise 1,000,000 dollars and the RMB appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,383,900  as opposed to RMB  6,334,000 prior to the appreciation. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB; the U.S. dollar equivalent of the RMB we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Aoxing Pharmaceutical has RMB 1,000,000 in assets and RMB is depreciated against the U.S. dollar by 15%, then the assets will be valued at $134,196 as opposed to $157,878  prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 30% appreciation of the RMB against the U.S. dollar as of September 30, 2012. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

As of September 30, 2012, there were 9,400,216 shares of our common stock issued and outstanding. Our officers and directors own approximately 33% of our common stock. Mr. Ronghua Wang, our Chairman of the Board and CEO, owns approximately 32.5% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Wang's interests may differ from those of other stockholders. Furthermore, ownership of 35.2% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2012, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.   Mine safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation filed with the corporate secretary of State of the State of Maryland on March 27, 2007 (1)
3.2	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on August 1, 2007 (1)
3.3	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on September 14, 2007 (1)
3.4	Certificate of Designation for the Series B Convertible Preferred Stock as filed with the corporate secretary of State of Maryland on November 2, 2009 (2)
3.5	Articles of Amendment to the Articles of Incorporation of Biostar Pharmaceuticals, Inc. (4)
3.6	Bylaws (1)
10.1	Shaanxi Weinan Share Transfer Agreement (3)
10.2	Form Non-competition Agreement (3)
10.3	Amendment No.1 to the Employment Agreement (5)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
* Filed herewith.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: November 19, 2012	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: November 19, 2012	By:	/s/ Zack Pan
Zack Pan Chief Financial Officer (Principal Financial and Accounting Officer)