Form 10-K
period 2012-12-31
Biostar Pharmaceuticals, Inc.
filed 2013-04-15
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012
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

86-29-33686638
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities Registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the close of business on June 29, 2012, the aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $8,600,038.88  based on the closing sale price of $1.36 per share of our common stock on NASDAQ Stock Market LLC on June 29, 2012.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 11,596,113 shares of common stock issued and outstanding as of April 12, 2013.

TO ANNUAL REPORT ON FORM 10-K
FOR YEAER ENDED DECEMBER 31, 2012

PART IV
Item 15.	Exhibits	47

Signatures		48

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

Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2012” mean the year ended December 31, 2012, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

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

On June 15, 2007, we formed Shaanxi Biostar in the PRC as our wholly-owned subsidiary.  Because Shaanxi Biostar is wholly-owned by Biostar, a U.S. company, it is a wholly foreign-owned enterprise, or WFOE, under PRC laws.

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

In exchange for causing Aoxing Pharmaceutical to enter into the management entrustment agreement, we issued an aggregate of 6,610,771 shares our common stock to the shareholders of Aoxing Pharmaceutical, which was allocated based on their respective pro rata ownership of Aoxing Pharmaceutical.

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

We will consider exercising the Option under such circumstances we believe will be in the best interests of the Company and our shareholders, and the exclusive option agreement has been drafted to give us such flexibility. In considering whether or not we will exercise the Option, we may consider such factors as: (1) if the exercise price can be lower than the appraised value under current PRC law, (2) availability of funds, (3) any relevant tax considerations at the time, (4) any other relevant PRC laws that may exist at the time, (5) the value of our shares that were previously paid to Aoxing Pharmaceutical’s shareholders, and (6) whether or not the exercise of the Option will provide any other additional benefits to us or our shareholders. Upon exercise of the Option, the parties will prepare transfer documents to be submitted for governmental approval and work together to obtain all approvals and permits. The exclusive option agreement may be terminated by the agreement of all parties or by Shaanxi Biostar with 30 days’ notice, and is governed by the laws of the PRC.

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

The Contractual Agreements dated July 9, 2010 are merely replacement of the Contractual Agreements dated November 1, 2007 and therefore, no significant change in the contractual terms between the Contractual Agreements entered dated November 1, 2007. The existing registered owners of Aoxing Pharmaceutical, Shaanxi Biostar and Biostar had mutually agreed that no consideration would be paid / payable upon the execution of the Contractual Agreements on July 9, 2010. The interest of Biostar in Aoxing Pharmaceutical was not and would not be affected by the replacement for the Contractual Agreements.

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

The following diagram illustrates our current corporate structure:

On April 3, 2012, the Company effected a one-for-three reverse stock split of the issued and outstanding common stock of the Company (the “Reserve Split”). The Reverse Split was duly approved by the Board of Directors of the Company without shareholder approval, in accordance with the authority conferred by Section 2-309(e)(2) of the Maryland General Corporation Law. Holders of the Company’s common stock are deemed to hold one whole, post-split share of the Company’s common stock for every three whole, pre-split shares of the Company’s issued and outstanding common stock. Fractional share holdings are rounded up to the nearest whole number.  At the market opening on April 4, 2012, the Company’s common stock began trading on The NASDAQ Stock Market on a post-split adjusted basis. The Company’s common stock continues to trade under the symbol “BSPM,”, but is assigned a new CUSIP number.  All common stock related data in this annual report has been adjusted retroactively to reflect the reverse stock split.

On September 24, 2012, we, through Aoxing Pharmaceutical, signed a one-year agreement to manufacture and supply three new drugs: Gastritis Granule, Pharyngitis Granule and Nasosinusitis Granule to Xijing Hospital, a military hospital managed by the Fourth Military Medical University, one of China's most prestigious military medical universities and research centers. We started to deliver the monthly supply in October 2012. These three drugs are exclusively sold at and given to patients admitted to Xijing Hospital for treatment.  Gastritis Granule is used to treat chronic and atrophic gastritis; Pharyngitis Granule is used to treat acute and chronic throat inflammation; and Nasosinusitis Granule is used to treat acute and chronic sinusitis.

On March 11, 2013, Aoxing Pharmaceutical entered into a supplemental agreement to the Share Transfer Agreement with all the former equity holders of Shaanxi Weinan to acquire 13 drug approval numbers which were excluded from the Share Transfer Agreement due to incomplete reregistration.  Following the execution of the supplemental agreement, the Company will acquire the ownership of the 13 drug approval numbers for which reregistration has been completed. The aggregate purchase price is RMB 66 million (approximately $10.6 million) for the 13 drug approval numbers, of which RMB 30 million (approximately $4.8 million) was paid on November 26, 2012, RMB 25 million (approximately $4.0 million) was paid on December 31, 2012 and the balance of RMB 11 million (approximately $1.8 million) shall be paid in the Company’s common stock. Based on an agreed issuance price of $1.10 per share, RMB 11 million is equivalent to 1,602,564 shares of common stock of the Company. The Company completed this acquisition in April 2013.

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

Our Business

We develop, manufacture and market pharmaceutical products in the PRC for a variety of diseases and conditions. Our most popular product is the Xin Ao Xing Oleanolic Acid Capsule, an over-the-counter (“OTC”) medicine for chronic hepatitis B, a disease affecting approximately 10% of the Chinese population (Source: PRC Ministry of Health). Our current product line also includes five other OTC products, ten prescription-based pharmaceuticals, six nutriceuticals or health products and one medical device.

Our products are derived from medicinal herbs that are either grown at our own facility or purchased from our suppliers. We rely on approximately ten suppliers for our raw materials. For Fiscal 2012, we purchased most our raw materials from suppliers because most of the herbs planted at our facility were not yet ready for harvest or use.

We devote substantial resources to the research and development of new products that must be approved by the regulatory agencies. We currently have eight products under development to complement our existing product line, one of which is currently awaiting approval from the China Military Food and Drug Administration of the PRC. We have adopted international manufacturing standards and currently hold one patent, with two additional patents pending approval. We are subject to extensive government regulation which is discussed in detail in the section below called “Government Regulation.” In the event that a new product is not approved or it is found in violation of these laws and regulations, it could have a materially adverse effect on the prospects of our business operations.

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

Our Products

The table below summarizes the pharmaceutical products that are currently manufactured and sold by us:

Name	Treatments	Benefits and Side Effects	SFDA Classification
XinAoxing Oleanolic Acid Capsule	Hepatitis B
Relieves hepatic injury, reduce glutamic-pyruvic transaminase activity, reduce r-GLO. Believed to promote hepatic cell regeneration, to be effective in hepatic coma treatment, to inhibit fibrous hyperplasia and prevent hepatocirrhosis. Used to reduce hepatic damage caused by HBV regeneration.
OTC
Ganwang Compound Paracetamol Capsule	Colds, runny nose, sore throat pain, headache and fever	Relieves the symptoms of the common cold, including runny nose, sniffles and sneezing. Some patients experience symptoms of anorexia, queasiness and upset stomach after use.	OTC
Tianqi Dysmenorrhea Capsule	Dysmenorrhea	Traditional Chinese medicine used for treatment of pain and other symptoms associated with menstruation. There are no known side effects.	OTC
Danshen Granule	Coronary heart disease, myocarditis and angina pectoris	Believed to stimulate circulation to end stasis, regulating the flow of qi (vital energy) to alleviate pain. There are no known side effects.	Prescription
Taohuasan Pediatric Medicine	Bronchial congestion and coughs	Used for the treatment for children’s cough and respiratory tract infection. There are no known side effects.	Prescription
Hernia Belt	Hernia	Relieves hernia, no side effects	Medical Device
Tangning Capsule	Diabetes	Believed to treat type II diabetes	Nutrient, OTC
Yizi Capsule	Fertility	Believed to aid fertility and helps in fetal development during pregnancy	Nutrient, OTC
Shengjing Capsule	Kidney	Believed to replenish kidney function	Nutrient, OTC
Aoxing Ointment	Psoriasis, vitiligo and various dermatitis	Used to treat psoriasis, vitiligo and various dermatitis	Nutrient, OTC

Jingang Tablets	For waist and knees, impotence, nocturnal emission, premature ejaculation, frequent urination	Warming Yang and tonifying kidney, strong gluten Zhuanggu	Prescription
Compound Paracetamol and Amantadine Hydrochloride Tablets	Colds, influenza	Used to alleviate the symptoms of fever, headache, aching limbs, sneezing, runny nose, stuffy nose, sore throat caused by common cold and influenza.	OTC
Danxiang Rhinitis Tablets	For chronic simple rhinitis, allergic rhinitis, acute and chronic sinusitis.	Anti-inflammatory heat, expelling wind and cold, analgesic Tongqiao.	Prescription
Deafness Tongqiao pills	For hepatobiliary Huosheng, head dazzling swelling, deafness and tinnitus, ear pus, dry stool , urine-yellow.	Heat purging fire, dampness purge.	OTC
Yanlixiao Capsules	For heat syndrome bacillary dysentery, acute tonsillitis, acute and chronic bronchitis, acute gastroenteritis, acute mastitis and other infectious diseases.	Clearing and detoxifying, anti-inflammatory.	Prescription
Piracetam Tablets
Adapt to acute and chronic cerebrovascular disease, traumatic brain injury, memory loss, mild and moderate brain dysfunction caused by multiple reasons of a variety of toxic encephalopathy. And also for children retarded mental development.
Prescription
Huangyangning Tablets	For the patients with the symptoms of chest stuffiness and pains, Knotted and intermittent pulse; coronary heart disease, arrhythmias	Help Qi and blood circulation; relieve pain	Prescription
Hyperthyroidism Capsules	For the patients of hyperthyroidism with the symptoms of palpitations, sweating, irritability, dry throat, rapid pulse, and other symptoms of hyperthyroidism.	Pingganqianyang, Ruanjiansanjie.	Prescription

Zhitong Tougu Plaster	Joint pain, swelling, tenderness or dysfunction.	Expelling wind and cold, blood stagnation line，tongluo and relieving pain. For the patients of knee, lumbar blood stasis.	OTC
Fosfomycin Calcium Capsules
Oral.For the following infections caused by pathogen that is sensitive of fosfomycin  pathogens:
1.Intestinal infections : bacterial enteritis , dysentery.2.Urinary tract infections: cystitis , pyelonephritis,urethritis.3.Dermatology and soft tissue infections : furunculosis , hidradenitis , lymphadenitis , folliculitis .4.Respiratory tract infection：Nasopharyngitis , tonsillitis , bronchitis.5.Ophthalmology：hordeolum , dacryocystitis.6.GynaeVaginitis, cervicitis.
Prescription
Qianlietong Capsules	For acute prostatitis, prostatic hyperplasia.	Qingrejiedu,Qinglishizhuo，Liqihuoxue ，Anti-inflammatory and relieving pain.	Prescription
Wenweishu Capsules		For chronic gastritis, pain of epigastric cold.	OTC
Yituo Erythromycin particles
1.The alternative medicine for the patients who is sensitive to penicillin:2.Legionella 3.Mycoplasma pneumoniae pneumonia 4.genitourinary infection caused by Other chlamydia , mycoplasma. 6.Chlamydia trachomatis conjunctivitis.7.Oral infections caused by anaerobic bacteria.8.Campylobacter jejuni enteritis.9.Pertussis.10.Rheumatic fever recurrence, infective endocarditis.

Prescription
Chuzhang Zehaifu Tablets	For cataract.	Clear the abnormalities black bile and danyezhi，chuzhang mingmu.	OTC

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

We estimate the demand for medicines treating hepatitis B amount to approximately $8 billion annually.  We believe that we are well-positioned to become a leader in the sale of OTC medicines for the treatment of hepatitis B as our Xin Ao Xing Oleanolic Acid Capsule is the only oral OTC drug approved by the SFDA for such treatment. We continue to aggressively advertise this product and have started various promotion programs since 2011.

In addition, following our acquisition of Shaanxi Weinan, we added 86 additional drugs and one health product to our current line. The 86 drugs include 60 prescription and 26 OTC drugs. We continued manufacturing and marketing Shaanxi Weinan’s existing products: Fosfomycin Calcium (prescription drug used to fight urinary tract infections), Huangyangning Tablets (prescription drug used for the treatment of cardiovascular disease), Zhitong Tougu Plaster Cream (OTC cream used as a pain reliever), Jiakangling Capsule (prescription drug used for the treatment of hyperthyroidism), Qianlietong Capsule (prescription drug used to diagnose benign prostatic hypertrophy), and Wenweishu Capsules (prescription drug used to treat chronic gastritis). We also started to manufacture and market a number of new products including: Compound Paracetamol and Amantadine Hydrochloride (OTC drug used to fight the common cold), Danshen Tablets (prescription drug used for the treatment of coronary heart disease), Piracetam Tablets (prescription drug used for the treatment of cerebrovascular disease), Erythromycin Estolate Coated Particles (prescription drug used as anti-bacterial anti-inflammatory).

Upon completion of the supplemental agreement with former equity holders of Shanxi Weinan, we acquired additional drug approval numbers, which cover 13 drugs including Jing Kong Tablet, Vitiligo Capsule, Danxiangrhinitis Tablets, Azithromycin Dispersible Tablet, Gynecological Leucorrhea Tablet, Chu Zhang Ze Haipu Tablets, Antideaf Otic Pill, Deafness Tongqiao Pills, Warm Palace Pregnant Son Pill, Peikun Pill, Four Square Stomach Capsule, Quick-Acting Anti-Inflammation Capsule, and Legalon Capsule.

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

The four common respiratory diseases - acute nasopharyngitis, influenza, tonsillar tracheitis, and chronic bronchitis - account for 80% of the respiratory diseases in the PRC (Source: http://www.301hospital.com.cn/web/shownews/jbyf/655.html).

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

Since 2003, the number of pharmaceutical companies in the PRC has decreased rather significantly, from 6,700 to approximately 3,600 (Source: Research and Markets, “China Pharmaceutical Industry Report (Merger and Reorganization)”). This trend has also resulted in significant opportunity for us, as we plan to identify companies that have similar products or other assets, but an inability to bring them to market.

Our Customers

Our top ten customers accounted for 42%, 36% and 37% of our total sales in Fiscal 2012, 2011 and 2010, respectively. One of our top ten customers accounted for more than 10% of our total sales in Fiscal 2012. Shanxi Huikang Pharmaceutical Co., Ltd. accounted for approximately 16.5% of our sales for the year ended December 31, 2012. No customer accounts for 10% or more of our total sales for Fiscal 2011 and 2010.

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

Sources and Availability of Raw Materials and Principal Suppliers

Our principal raw materials are the active ingredients for each of our products. We currently have the ability to source part of the Danshen raw materials internally, while the remaining part of the Danshan raw materials and other raw materials, as well as packaging materials, are sourced from various independent suppliers in the PRC.

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

We rely on a number of suppliers for our raw materials and packaging materials. In Fiscal 2012, Xianyang Wenlin Color Printing Co., Ltd. (“Wenlin”), Xi’an Chinese Medicine and Herbs Factory (“Xi’an Chinese Medicine”), and Zhejiang Honghui Capsule Co., Ltd.  (“Honghui”) accounted for approximately 15%, 34% and 6% of our total raw material purchase, respectively. In Fiscal 2011, Wenlin, Xi’an Chinese Medicine and Honghui accounted for approximately 17%, 49% and 10% of our total raw material purchase, respectively. In Fiscal 2010, Wenlin, Xi’an Chinese Medicine and Xi’an Shengxing Chinese Medicine Factory accounted for approximately 19%, 41% and 12% of our total raw material purchase, respectively.

We have also been cultivating herbs since October 2008, including salvia miltiorrhiza, priclklyash peel, eucommia bark, gingko, honeysuckle, shizandra berry, scutellaeria baicalensis georgi, milk veteh and radix codonopsitis. Once completed, we will be able to process these herbs into raw materials for our products. In Fiscal 2012, we started to harvest and use Danshen which accounted for 4.7% of the Danshen we use as raw material. We estimate there is an annual increase of 10% to 20% in production of Danshen in the coming years. Other herbs will be ready for harvest in three years. We will also be able to sell excesses on the market as raw materials.

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

Trade Mark	Term
“Yi Wen Ling” & device (Certificate: No. 1008816)	May 21, 2007 to May 20, 2017
“Zhong Ao” & device. (Certificate: No. 1728599)	March 14, 2012 to March 13, 2022
“Xin Tai Ke” & device (Certificate No. 1908333)	September 28, 2012 to September 27, 2022
“Gan Wang” & device, (Certificate No. 3001006)	November 14, 2012 to November 13, 2022
“Hei Gen” (Certificate: No. 3168882)	July 7, 2003 to July 6, 2013
“Shi Li Ming” (Certificate: No. 3180355)	August 7, 2003 to August 6, 2013
“Aoxing No.1” (Certificate: No. 3168883)	February 21, 2004 to February 20, 2014
“Cha Ge De ” & device (Certificate: No. 4770095)	December 21, 2008 to December 20, 2108
“Cha Ge De Ri” & device (Certificate: No. 1624463)	August 28, 2011 to August 27, 2021
“Ao Xing Xin Le” & device (Certificate: No. 4319027)	November 28, 2007 to November 27, 2017
“Yin Shi” & device (Certificate: No. 3650168)	November 21, 2005 to November 20, 2015
“Kangbinzhu” & device (Certificate: No. 3832841)	April 14, 2006 to April 13, 2016
“Shabinjun & device (Certificate: No. 3832844)	April 14, 2006 to April 13, 2016
“Kangbinzhu” & device (Certificate: No. 7858678)	January 14, 2011 to January 13, 2021
“Xinlao No.1” (Certificate: No. 3619525)	October 14, 2005 to October 13, 2015
“Baoertong” & device (Certificate: No. 3829856)	June 14, 2006 to June 13, 2016

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

We estimate that the cost to receive approval from the SFDA for a new product will range from RMB 1.1 million (approximately $174,000) to RMB 4.15 million (approximately $659,000).

Our receipt of a GMP certificate and approval by the SFDA of our prescription and OTC drugs represent a significant competitive advantage as these approvals present a significant barrier to entry by new companies hoping to enter the pharmaceutical drug industry.

Nevertheless, the new drugs we seek to bring to market are regulated by the SFDA and the China Traditional Medicine Administration Bureau and are estimated to now cost between RMB 1.1 million (approximately $174,000) to RMB 4.15 million (approximately $659,000) per product which must be provided through our cash flow or from financing activities as new products are introduced. In addition, our new products may not pass the clinical review and testing process which can negatively affect our cash flow and income.

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

 Dividend Distribution

The principal laws, rules and regulations governing dividends paid by our PRC affiliated entities include the Company Law of the PRC (1993), as amended in 2006, Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and Wholly Foreign Owned Enterprise Law Implementation Rules (1990), as amended in 2001. Under these laws and regulations, each of our consolidated PRC entities, including wholly foreign owned enterprises, or WFOEs, and domestic companies in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities, including WFOEs and domestic companies, is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital. These reserves are not distributable as cash dividends. As of December 31, 2012, the accumulated balance of our statutory reserve funds reserves amounted to RMB 51.3 million (approximately $6.7 million) and the accumulated profits of our consolidated PRC entities that were available for dividend distribution amounted to RMB 238.1 million (approximately $33.1 million).

Foreign Exchange Regulation

The ability of our PRC affiliated entities to make dividends and other payments to the Company may also be restricted by changes in applicable foreign exchange and other laws and regulations.

Foreign currency exchange regulation in the PRC is primarily governed by the following rules:

•	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;
•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Currently, under the Administration Rules, Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of the PRC, unless the prior approval of the State Administration of Foreign Exchange (the “SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like Shaanxi Biostar  that need foreign exchange for the distribution of profits to its shareholders may effect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

Although the current Exchange Rules allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. The Company cannot be sure that it will be able to obtain all required conversion approvals for its operations or the Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Currently, most of the Company’s retained earnings are generated in Renminbi. Any future restrictions on currency exchanges may limit the Company’s ability to use its retained earnings generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

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

Research and Development

We currently have seven potential products in the research and development pipeline. Identified compounds are currently being tested for indications related to neoplastic disease, central nervous system disease, an anti-infection medicine, kidney tonifying medicine and sterility. We anticipate we will be able to introduce three to five new products to market each year.

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

On December 15, 2010, Aoxing Pharmaceutical entered into a product research and development agreement with Northwest University to jointly conduct the research, development and production of a medicine, Danshensu Borneol Ester (“DBZ”), for treatment of ischemic cerebrovascular disease. Pursuant to the agreement, Aoxing shall acquire a 60% equity interest in DBZ and shall be entitled to 60% of the after-tax profits after the product is put into production. Aoxing shall have the exclusive right to produce and sell the product in China and own the exclusive approval number. Northwest University shall not transfer the product to any third party in China. In consideration, Aoxing shall pay Northwest University an aggregate of RMB 72 million (approximately $11.5 million) for the research, development and approval of the product, payable in four installments. The first payment of RMB 15 million as deposit shall be paid within twenty business days after execution of this agreement; the second installment of RMB 20 million shall be prior to January 15, 2012 for the first and second phase clinical research; the third installment of RMB20 million shall be paid prior to January 15, 2013 for the third and fourth clinical research and the last installment of RMB 17 million shall be paid prior to January 15, 2013 for product approval. As of the date of this annual report, we have paid an aggregate of RMB 55 million (approximately $8.8 million) to Northwest University in connection with the agreement.

We spent approximately $36,000, $2,324,000 and $4,476,000 in fiscal years of 2010, 2011 and 2012, respectively, for research and development.  We anticipate spending approximately $3.5 million for research and development in fiscal year 2013.

Employees

As of April 12, 2013, we had a total of about 439 full time employees who receive labor insurance. These employees are organized into a union under the labor laws of the PRC and can bargain collectively with us. We maintain good relations with our employees.

We are required to contribute a portion of our employees' total salaries to the Chinese government's social insurance funds, including medical insurance, unemployment insurance and birth insurance and to purchase job injury insurance for employees, in accordance with relevant regulations. The government's social insurance funds account for 20% of employees' total salaries. The job injury insurance premium is about RMB 50 (approximately $7) per person. We expect the amount of our contributions to the government's social insurance funds and the cost related to job injury insurance to increase in the future as we expand our workforce and operations.

Seasonality of Sales

Sales in the first quarter are usually lower due to people traveling and taking vacations during the traditional Chinese New Year and Chinese Spring Festival holidays. Sales in the fourth quarter are usually the highest among quarters. Sales in the first and fourth quarters of fiscal 2010 approximately 15% and 35% of total sales for those period, respectively; approximately 17% and 28% for those periods in fiscal 2011, respectively and approximately 33 % and 32% for those periods in fiscal 2012, respectively. This reflects the seasonal nature of our sales.

ITEM 1A.  RISK FACTORS

Not applicable.

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

During the 4th quarter of 2011, following the protracted negotiations with the local government of Zouan Town, Xi’an City, the Company determined to give up the land use right for the construction of raw materials processing plant in Zouan Town. The land use right for the 34,803 square meter facility was acquired in 2009 in consideration for RMB 20 million (approximately $3.1 million). The Company’s determination was preceded by ongoing attempts to resolve a labor dispute with the local government relating to a previous paper mill labor force on this site to be retained by the Company following its acquisition of the property and business, which attempts yielded no positive results.  In March 2012, the Company reached an agreement with the local government whereby the government will refund part of the consideration paid for the land (RMB 12.5 million, approximately $1.9 million). The foregoing refund was recorded as “Other Receivable” in the fiscal year 2011.  During the year ended December 31, 2012, the Company has received amounts totaling approximately $1.77 million.

In December 2011, Xianyang Land Reserve Center, the governmental entity that holds the title to all land in the Shaanxi Province, reclaimed approximately a 33,228 square meter portion of the real estate (with carrying amount of RMB 28.5 million or approximately $4.5 million) at our Xianyang, Shaanxi Province headquarters, none of which have been used by our Company. We leased all 52,264 square meters of real estate in Xianyang under 50-year land use right expiring in June 2056. At the time of the lease commencement in 2006, all of the land was designated for industrial use; however, in 2011, the local Municipal Construction Planning Department repurposed a portion of the real estate for residential use. The Company has reached an agreement with the local government, whereby the Company will be reimbursed RMB 24.8 million (approximately $3.9 million) for the reclaimed portion of its building and land use right. As a result of the foregoing, the Company recorded approximately $3.9 million as Other Receivable, and recognized an impairment loss of approximately $0.6 million in Fiscal 2011. As at December 31, 2012, these amounts were still outstanding.

The land right for our cultivation site was acquired in 2009 for a total of RMB 8 million ($1.2 million).

The land use right of Weinan site was acquired in October 2011 when we made the acquisition of Shaanxi Weinan Huaren Pharmaceuticals, Ltd. at that time.

ITEM 3. LEGAL PROCEEDINGS

The Company may, from time to time, be involved in various legal matters arising out of its operations in the normal cause of business, none of which are expected, individually or in the aggregate, to have a material effect on the Company.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s securities are currently trading on NASDAQ under the trading symbol “BSPM” (subject to the listing exception), which listing was approved in April 2010. Prior to that, our securities were quoted on the OTC BB.  The market for our common stock is limited and volatile.  Set forth below are the high and low closing sale prices for the common stock for each quarter in 2012 and 2011. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2011	$2.73	$1.53
September 30, 2011	$4.23	$2.04
June 30, 2011	$6.09	$3.20
March 31, 2011	$8.19	$5.52

December 31, 2012	$1.38	$0.95
September 30, 2012	$1.41	$1.17
June 30, 2012	$1.86	$1.06
March 31, 2012	$3.15	$1.86

On April 12, 2013, the closing price of the Company’s common stock was $0.99.

Holders

As of April 12, 2013, we had 50 record holders of our common stock based upon a shareholder list provided by our transfer agent. Our transfer agent is Interwest Transfer Co., Inc. located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117, and their telephone number is 1-801-272-9294.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in ITEM 12 titled “Equity Compensation Plan Information” below.

The Company issued no unregistered shares of Common stock during the three months ended December 31, 2012. The Company did not repurchase any of its equity securities during the quarter ended December 31, 2012.

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

You should read the following discussion and analysis in conjunction with our audited financial statements, and the “Risk Factors” section in our filings we make with the SEC.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

Shaanxi Weinan owns drug approvals and permits for a portfolio of 86 drugs and one health product, all of which, were added to the Company’s current drug portfolio following the completion of this acquisition. The Company completed this acquisition on October 25, 2011, and the name of the acquired company changed to Shaanxi Weinan Aoxing Pharmaceuticals, LLC.  We are in the process of integrating the administration, operation and sales functions of Shaanxi Weinan with those of Aoxing Pharmaceutical.

We currently manufacture and sell six over-the-counter (“OTC”) medicines, ten prescription-based pharmaceuticals, six health products, and one medical device which are sold and distributed in over 25 provinces and provincial-level cities throughout China. We also have exclusive supply contract with a hospital to supply three pharmaceutical products.  Our best-selling product, Xin Ao Xing Oleanolic Acid Capsule (“Xin Ao Xing Capsule”), is a state-approved OTC drug for treatment of Hepatitis B.

Recent Developments

On March 11, 2013, Aoxing Pharmaceutical entered into a supplemental agreement to the Share Transfer Agreement with all the former equity holders of Shaanxi Weinan to acquire 13 drug approval numbers which were excluded from the Share Transfer Agreement due to incomplete reregistration.  Following the execution of the supplemental agreement, the Company will acquire the ownership of the 13 drug approval numbers for which reregistration has been completed. The aggregate purchase price is RMB 66 million (approximately $10.6 million) for the 13 drug approval numbers, of which RMB 30 million (approximately $4.8 million) was paid on November 26, 2012, RMB 25 million (approximately $4.0 million) was paid on December 31, 2012 and the balance of RMB 11 million (approximately $1.8 million) shall be paid in the Company’s common stock. Based on an agreed issuance price of $1.10 per share, RMB 11 million is equivalent to 1,602,564 shares of common stock of the Company. The Company completed this acquisition in April 2013.

Reverse Common Stock Split

On April 3, 2012, the Company effected a one-for-three reverse stock split of the issued and outstanding common stock of the Company (the “Reserve Split”). The Reverse Split was duly approved by the Board of Directors of the Company without shareholder approval, in accordance with the authority conferred by Section 2-309(e)(2) of the Maryland General Corporation Law. Holders of the Company’s common stock are deemed to hold one whole, post-split share of the Company’s common stock for every three whole, pre-split shares of the Company’s issued and outstanding common stock. Fractional share holdings are rounded up to the nearest whole number.  At the market opening on April 4, 2012, the Company’s common stock began trading on The NASDAQ Stock Market on a post-split adjusted basis. The Company’s common stock continues to trade under the symbol “BSPM,”, but is assigned a new CUSIP number.

Gel Capsule Related Developments (the “Capsule Incident”) and Effects on the Company’s Financial Position

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

On July 30, 2012, the SFDA approved the Company’s resumption of sales of its gel capsules following a thorough inspection of raw materials used in every production category, all samples of drugs sold and the current product inventory. However, the suspension of sales of gel capsule products severely affected all China-based pharmaceutical companies that use gelatin capsules to manufacture their drugs.  The Company was not immune to the industry-wide losses and, as discussed below, the Company’s sales and overall results for the 2012 were similarly adversely affected.

As a result of the sales suspension of our capsule products, which accounted for 88.3% of our total sales in the year ended 2011, from April through July of 2012, and the negative publicity generated by the incident, we have experienced a decrease of 63.2% or $51.3 million of our total capsules sales.  Net sales of our capsule was $30.0 million during the year ended 2012, as compared to approximately $81.2 million.  Management has estimated that gross profit lost as a result of the incident amounts to approximately $34.5 million, after eliminating the effect of changes in sale price and cost of goods sold.  In addition, the Company paid an administrative penalty to the SFDA of approximately $1.6 million and compensations to our customers totaling approximately $8.0 million.  We also experienced a delay in the settlement of our account receivables as our customers were unable to resell our capsule products to consumers. Average accounts receivables turnover increased to 205 days for the years ended December 31, 2012 from 108 days for the year ended December 31, 2011.  Accordingly, we recognized an impairment to our account receivables totaling $3.5 million. Total measurable financial impact to the Company was estimated at a minimum of approximately $47.6 million.

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

Results of Operations

Net Sales

The following table illustrates our sales results for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012		2011
	Sales	% of total sales	Sales	% of total sales
Aoxing Pharmaceutical drugs and health products (capsule)
Xin Aoxing Oleanolic Acid Capsule	$23,361,384	47.4%	$60,483,422	65.8%
Ganwang Compund Paracetamol Capsule	2,256,119	4.6%	6,585,804	7.2%
Tianqi Dysmenorrhea Capsule	2,534,147	5.1%	6,543,902	7.1%
Tangning Capsule	480,678	1.0%	2,104,229	2.3%
Yizi Capsule	964,714	2.0%	4,527,489	4.9%
Shengjing Capsule	297,918	0.6%	950,256	1.0%
Subtotal	29,894,960	60.6%	81,195,102	88.3%

Aoxing Pharmaceutical drugs and health products (non-capsule)
Danshen Granule	4,131,009	8.4%	4,140,322	4.5%
Taohuasan Pediatrics Medicine	4,138,307	8.4%	5,453,031	5.9%
Aoxing Ointment	134,063	0.3%	309,866	0.3%
Subtotal	8,403,379	17.0%	9,903,219	10.8%

Shaanxi Weinan products (existing since 4th quarter 2011)
Zhitong Tougu Plaster	1,352,454	2.7%	518,256	0.6%
Jiakangling Capsule	1,160,549	2.4%	39,329	0.0%
Qianlietong Capsule	809,947	1.6%	98,886	0.1%
Huangyangning Tablet	1,058,531	2.1%	50,535	0.1%
Fosfomycin Calcium Capsule	829,727	1.7%	41,644	0.0%
Wenweishu Capsule	955,817	1.9%	22,687	0.0%
Erythromycin Estolate Granule	169,598	0.3%	15,462	0.0%
Chuzhangze Haifu Tablet	1,092,168	2.2%	47,513	0.1%
Subtotal	7,428,791	15.1%	834,312	0.9%
Medical device
Hernia belt	22,920	0.0%	30,806	0.0%

Shaanxi Weinan products (new)
Compound Paracetamol Tablet	120,901	0.2%	-	0.0%
Piracetam Tablet	1,300	0.0%	-	0.0%
Jin'gang Tablet	292,215	0.6%	-	0.0%
Danxiang Rhinitis Tablet	135,417	0.3%	-	0.0%
Erlong Tongqiao Pill	48,154	0.1%	-	0.0%
Yanlixiao Capsule	89,782	0.2%	-	0.0%
Subtotal	687,769	1.4%	-	0.0%

Hospital products (new)
Pharyngitis Granule	1,359,543	2.8%	-	0.0%
Gastritis Granule	523,093	1.1%	-	0.0%
Nasosinusitis Granule	997,389	2.0%	-	0.0%
Subtotal	2,880,025	5.8%	-	0.0%

Shaanxi Weinan products (discontinued)
Huaren Changweitong Capsule	-	0.0%	2,066	0.0%

Total Sales	$49,317,844	100.0%	$91,965,505	100.0%

 For the year ended December 31, 2012, total net sales decreased by approximately $42.6 million or 46.4% compared to the year of 2011.  As discussed above sales of Aoxing Pharmaceutical’s capsule products were affected by the suspension of sale and negative publicity associated with the Capsule Incident.  Net sales of our capsule products decreased by approximately $51.3 million or 63.2%.  The sales of other Aoxing Pharmaceutical products were also affected by the negative publicity.  Net sales of these products decreased by approximately $1.5 million or 15.1%.

We acquired Shaanxi Weinan in the fourth quarter in 2011, and continued the sales of Weinan’s then existing products.  These products accounted for approximately $7.4 million or 15.1% of our total net sales in 2012.  We discontinued one product due to low sales volume and demand.  During 2012, we have reintroduced six of Weinan’s products, which accounted for approximately $0.7 million or 1.4% of our total net sales in 2012.

In 2012, we have also begun sales of three new products that were sold exclusively at a local hospital.  These products accounted for approximately $2.9 million or 5.8% of our total net sales in 2012.

As a result of the Capsule Incident, we expect the future sale of our capsule products, including the Xin Aoxing Oleanolic Acid Capsule, our flagship product, will continue to be negatively affected.  We have been taking a number of steps to restart sales of gel capsule drugs immediately following the SFDA approval. We expect the revenue from our capsule products to gradually improve.

Cost of sales

Compared to the fiscal year of 2011, cost of sales decreased by about $8.1 million or 29.4% for the year ended December 31, 2012.  This decrease is mainly due to the decrease in net sales.  The following table summarizes our cost of goods sold for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012		2011
	Cost of sales	% of product sales	Cost of sales	% of product sales
Aoxing Pharmaceutical drugs and health products (capsule)
Xin Aoxing Oleanolic Acid Capsule	$4,452,466	19.1%	$10,188,505	16.8%
Ganwang Compund Paracetamol Capsule	1,219,631	54.1%	3,494,768	53.1%
Tianqi Dysmenorrhea Capsule	1,514,470	59.8%	3,633,933	55.5%
Tangning Capsule	154,167	32.1%	673,504	32.0%
Yizi Capsule	370,271	38.4%	1,733,519	38.3%
Shengjing Capsule	232,476	78.0%	740,039	77.9%
Subtotal	7,943,481	26.6%	20,464,268	25.2%

Aoxing Pharmaceutical drugs and health products (non-capsule)
Danshen Granule	3,731,595	90.3%	3,510,363	84.8%
Taohuasan Pediatrics Medicine	1,952,045	47.2%	3,071,577	56.3%
Aoxing Ointment	92,491	69.0%	209,246	67.5%
Subtotal	5,776,131	68.7%	6,791,186	68.6%

Shaanxi Weinan products (existing since 4th quarter 2011)	3,325,548	44.8%	298,068	35.7%

Medical device	15,786	68.9%	23,898	77.6%

Shaanxi Weinan products (new)	326,493	47.5%	-	-

Hospital products (new)	2,079,382	72.2%	-	-

Shaanxi Weinan products (discontinued)	-	-	1,021	49.4%

Total cost of sales	$19,466,821	39.5%	$27,578,441	30.0%

As illustrated above, our overall cost of sales in 2012 was 39.5% of net sales, as compared with 30.0% for 2011. Cost of sales to sales ratio (“cost margin”) of Aoxing Pharmaceutical capsule products increased slightly, from 25.2% to 26.6%, which is attributable to products recall, and a 5.6% increase in the cost of capsules.  Cost margin of Aoxing Pharmaceutical’s non-capsule products remain relatively unchanged.

Cost margin of Shaanxi Weinan’s existing product was 44.8% in 2012, as compared to 35.7% in 2011.  We have lowered the selling price of these products in order to generate higher sales volume.  The increase in cost margin is consistent with the change in pricing strategy. Cost margin of Shaanxi Weinan’s new products were 47.5%.  As we have recently introduced these products, we are still determining our pricing and sales strategy for these products.

Our new hospital products’ cost margin was 72.2%.  Management believes that we may lower the average cost of these products as we increase our sales and utilize economy of scale.

Gross Profit

Gross profit decreased by approximately $34.5 million or 53.6% for the year ended December 31, 2012, as compared to the year of 2011. The decrease in gross profit was due primarily to the decrease in sales volume.  As discussed above, the suspension of sales of our capsule products and the negative publicity associated with the Capsule Incident contributed to an estimated $34.5 million loss in gross profit (after eliminating effect of changes in price and costs of sales).

	Year Ended December 31,
	2012			2011
	Gross Profit	Product Gross Margin %	% of Total Gross Profit	Gross Profit	Product Gross Margin %	% of Total Gross Profit
Aoxing Pharmaceutical drugs and health products (capsule)
Xin Aoxing Oleanolic Acid Capsule	$18,908,918	80.9%	63.3%	$50,294,917	83.2%	78.1%
Ganwang Compund Paracetamol Capsule	1,036,488	45.9%	3.5%	3,091,036	46.9%	4.8%
Tianqi Dysmenorrhea Capsule	1,019,677	40.2%	3.4%	2,909,969	44.5%	4.5%
Tangning Capsule	326,511	67.9%	1.1%	1,430,725	68.0%	2.2%
Yizi Capsule	594,443	61.6%	2.0%	2,793,970	61.7%	4.3%
Shengjing Capsule	65,442	22.0%	0.2%	210,217	22.1%	0.3%
Subtotal	21,951,479	73.4%	73.5%	60,730,834	74.8%	94.3%

Aoxing Pharmaceutical drugs and health products (non-capsule)
Danshen Granule	399,414	9.7%	1.3%	629,959	15.2%	1.0%
Taohuasan Pediatrics Medicine	2,186,262	52.8%	7.3%	2,381,454	43.7%	3.7%
Aoxing Ointment	41,572	31.0%	0.1%	100,620	32.5%	0.2%
Subtotal	2,627,248	31.3%	8.8%	3,112,033	31.4%	4.8%

Shaanxi Weinan products (existing since 4th quarter 2011)	4,103,243	55.2%	13.7%	536,244	64.3%	0.8%

Medical device	7,134	31.1%	0.0%	6,908	22.4%	0.0%

Shaanxi Weinan products (new)	361,276	52.5%	1.2%	-

Hospital products (new)	800,643	27.8%	2.7%	-

Shaanxi Weinan products (discontinued)	-			1,045

Total gross profit	$29,851,023	60.5%	100.0%	$64,387,064	70.0%	100.0%

The overall gross profit margin decreased to 60.5% for the fiscal year of 2012 from 70.0% for 2011 mainly because of the increase in the cost of labour and raw material for the year ended December 31, 2012.  The decrease is also due to significant change in the sales of our products mix.  Xin Aoxing Oleanolic Acid Capsule, our highest gross profit margin product (2012: 80.9%; 2011: 83.2%), contributed 63% to total gross profit in 2012, as compared to 78% in 2011.

Operating Expenses

	Year Ended December 31,
	2012		2011
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$14,154,879	28.7%	$21,234,426	23.1%	(33.3%)
Selling expenses	13,734,910	27.8%	16,992,936	18.5%	(19.2%)
General and administrative expenses	5,951,322	12.1%	5,676,652	6.2%	4.8%
Provision for doubtful account	3,674,905	7.5%	-	-	100.0%
Compensation paid	8,044,249	16.3%	-	-	100.0%
Administrative penalty	1,601,012	3.2%	-	-	100.0%
Research and development expenses	4,475,806	9.1%	2,323,996	2.5%	92.6%
Total operating expenses	$51,637,083	104.7%	$46,228,010	50.3%	11.7%

Total operating expense increased by approximately $5.4 million or 11.7% for the fiscal year of 2012, as compared to 2011.  The increase is attributable to an administrative penalty imposed by the SFDA and compensation paid to our customers in connection with the Capsule Incident, increase in research and development expense and increase in provision for doubtful account.

Advertising expenses accounted for 28.7% and 23.1% of our total net sales for the years ended December 31, 2012 and 2011, respectively.  The overall decrease of approximately $7.1 million or 33.3% is consistent with the temporary suspension of our sales of capsule products.  We incurred less advertising expenses from April to July of 2012 when the sales of our capsule products were suspended by the SFDA. We increased our advertising activities when the sales of these products resumed in August, 2012.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  Overall decrease was approximately $3.3 million or 19.2%.  The decrease is consistent with the decrease in our sales in 2012.

General and administrative expenses consist of salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  There was an overall increase of approximately $0.27 million or 4.8%.  Salaries and wages increased as we acquired more employees as a result of the acquisition of Shaanxi Weinan in October 2011.  Amortization and depreciation increased as we acquired more property and equipment and intangibles as a result of the acquisition of Shaanxi Weinan in October 2011.  Stock based compensation expenses were approximately $0.8 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively.  Other general and administrative expenses increased slightly as we expanded more resources in dealing with the SFDA concerning our product safety.

Provision for doubtful accounts was approximately $3.7 million for the year ended December 31, 2012.  There was no provision for doubtful accounts for the year ended December 31, 2011, as most of our account receivables were received during our normal credit period of 90 days.  As a result of the suspension of our capsule sales from May to August 2012, our customers were unable to resell our products to consumers.  Consequently, our customers delayed in settling our account receivables.  Average account receivables turnover increased to 205 days for the year ended December 31, 2012, from 108 days for the year ended December 31, 2011.  In light of this delay, management decided to increase our allowance for doubtful accounts to approximately $3.6 million in as at December 31, 2012 from approximately $0.1 million as at December 31, 2011.

In connection with the Capsule Incident that led to the suspension of our capsule sales, we were imposed a onetime, non-appealable administrative penalty of approximately $1.6 million by the SFDA.  We also paid a total of approximately $8.0 million as compensation to our customer in connection with the Capsule Incident.  Most of our customers are retail pharmacies, and were unable to resell our products to consumers as a result of the sales suspension. We compensated these customers with approximately $6.7 million in cash and approximately $1.3 million as credits to accounts receivables, for their cost of holding our products in their warehouse, and portions of their lost profits, during the sales suspension.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones.  We incurred a total of approximately $4.5 million and $2.3 million in research and development expenses for the years ended December 31, 2012 and 2011, respectively.  The increase was approximately $2.2 million or 92.6%.   Our current research developments are in connection with three ongoing clinical trials for two new products and one existing products, and a joint development of a new drug with a research institution.

Provision for Income Taxes

For the year ended December 31, 2012, we had an income tax recovery of approximately $1.6 million, which is due to our operating loss during the year.  For the year ended December 31, 2011, our provision for income taxes was approximately $5.8 million.  The effective tax rates, taking into consideration differences in allowable deductions, and changes in valuation allowances, were Nil and 33%, for the years ended December 31, 2012 and 2011 respectively. The uniform corporate income tax rate is 25% in China. The calculation of effective tax rate include the operating results of all our subsidiaries, including the U.S. corporate company.  As a result of our net operating loss during the year ended December 31, 2012, which may be used to offset future net operating income, we have recorded a deferred tax asset of approximately $3.7 million.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of approximately $1.8 million and net working capital of approximately $29.3 million.  We expect to generate sufficient cash and cash equivalents from the realization of our accounts receivables.  We suffered a delay in the receipt of our accounts receivables as a result of the Capsule Incident; however, the situation has improved recently as we expanded more resources on collection of accounts receivables.  For the interim period ended March 31, 2013, cash generated from realization of accounts receivables was approximately $11.5 million.  We anticipate that more of our accounts receivables totaling approximately $21.8 million, as at December 31, 2012, will be received in the second quarter of 2013. We believe our existing cash and cash equivalents and net working capital as at December 31, 2012, as well as net cash inflows during the first and second quarters in 2013 will be sufficient to maintain our operations at present level for at least the next twelve months.

As at December 31, 2012, cash and cash equivalents were mainly denominated in RMB and were deposited with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding product lines, research and development capabilities, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s pharmaceutical products will be the primary organic source of funds for future operating activities in 2013. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, as we may deem appropriate, we may rely on bank borrowing, if available, as well as capital raises. There is no assurance that we will find such funding on acceptable terms, if at all.  Currently, substantially all of our buildings, building improvements and land use rights are pledged against short-term bank loans with various due dates from October to December 2013, which may restrict our abilities to obtain further bank financing until these short-term loans are repaid.

Net cash used in operating activities for the year ended December 31, 2012 was approximately $3.6 million. This was primarily due to our net loss of approximately $20.0 million, adjusted by non-cash related expenses including depreciation and amortization of approximately $1.8 million, stock-based compensation of approximately $0.8 million, provision for doubtful accounts of approximately $3.7 million, and research and development expenses of approximately $4.5 million, offset by a non-cash increase in deferred tax assets of approximately $2.0 million and a net increase in working capital items of approximately $6.3 million. The net increase in working capital items was mainly due to decrease in accounts receivable resulting from decrease in sales and increase in accounts and other payables, offset by increase in prepaid expenses and tax receivables.

Net cash used in investing activities for the year ended December 31, 2012 was approximately $17.3 million, primarily consisting of approximately $8.7 million paid as a deposit to acquire additional 13 drugs approvals from former equity holders of Shaanxi Weinan and a loan to a third party of approximately $9.5 million.  The loan of $9.5 million made to a third party was for the purpose of better utilization of cash and to increase interest income.

Net cash provided by financing activities for the year ended December 31, 2012 was approximately $5.5 million, consisting of proceeds from the three short-term bank loans obtained from a local bank in the PRC and an advance from a related party, offset by repayment of short term bank loans obtained in 2011.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2012:

	Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Short-term bank loan	$4,755,413	$4,755,413	$-	-	-
Due to related party	1,585,138	1,585,138	-	-	-
Research and development contracts	3,504,819	810,085	2,694,734	-	-
Total contractual obligations	$9,845,370	$7,150,636	$2,694,734	-	-

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

ITEM 8.  FINANCIAL STATEMENTS

BIOSTAR PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Biostar Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Biostar Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of December 31, 2012, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity and cash flows for the year then ended.  The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biostar Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realisation of assets and liquidation of liabilities in the normal course of business.  As more fully explained on the incident occurred during the year which is set out on page F-6, under the note “Going concern and recent development”, there is uncertainty on whether the Company is able to continue as a going concern as it depends on (1) whether the Company is able to re-establish customer confidence and to generate sales to a sustainable level and (2) the Company’s ability to collect outstanding accounts receivables. Management has already taken appropriate measures as described in that note.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clement C.W. Chan & Co.
Clement C. W. Chan & Co.
Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong
April 11, 2013

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders

Biostar Pharmaceuticals, Inc

We have audited the accompanying consolidated balance sheet of Biostar Pharmaceuticals, Inc. (“Biostar”) and its subsidiaries / variable interest entities (the “Company”) as of December 31, 2011 and the related consolidated statement of operations, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mazars CPA Limited
Mazars CPA Limited
Certified Public Accountants
Hong Kong
March 27, 2012, except for Note 6 to the consolidated financial statements which is as of April 11, 2013

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$1,759,078	$16,971,789
Accounts receivable, net of allowance for doubtful accounts of $3,645,817 (2011: $143,928)	21,851,412	35,033,650
Inventories - note 2)	847,135	1,373,459
Deposits and other receivables - note 3)	7,740,673	7,129,911
Income tax recoverable	265,007	-
Loan receivables - note 4)	9,510,826	-
Total Current Assets	41,974,131	60,508,809

Non-current Assets
Deposit - note 3)	8,718,258	3,148,466
Deferred tax assets - note 7)	3,665,951	1,617,688
Property and equipment, net - note 2)	6,980,521	7,379,982
Intangible assets, net - note 2)	9,136,439	10,406,931

Total Assets	$70,475,300	$83,061,876

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$5,732,329	$3,334,418
Short-term bank loans - note 5)	4,755,413	787,116
Due to a related party - note 13)	1,585,138	-
Value-added tax payable	629,672	895,487
Income tax payable	-	1,643,155
Total Current Liabilities	12,702,552	6,660,176

Commitment and contingencies- note 12)

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,993,549 and 9,400,216 shares issued and outstanding as at December 31, 2012 and 2011 - note 6)	9,993	9,400
Additional paid-in capital	23,266,776	22,445,660
Statutory reserve - note 8)	6,737,368	6,490,600
Retained earnings	23,229,743	43,473,834
Accumulated other comprehensive income - note 9)	4,528,868	3,982,206
Total Stockholders' Equity	57,772,748	76,401,700

Total Liabilities and Stockholders' Equity	$70,475,300	$83,061,876

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2012	2011

Sales, net	$49,317,844	$91,965,505
Cost of sales	19,466,821	27,578,441
Gross profit	29,851,023	64,387,064

Operating expenses:
Advertising expenses - note 2)	14,154,879	21,234,426
Selling expenses	13,734,910	16,992,936
General and administrative expenses	5,951,322	5,676,652
Provision for doubtful account	3,674,905	-
Compensation paid to customers - note 15)	8,044,249	-
Administrative penalty - note 15)	1,601,012	-
Research and development expenses	4,475,806	2,323,996
Total operating expenses	51,637,083	46,228,010

(Loss) Income from operations	(21,786,060)	18,159,054

Other income (expense)
Interest income	296,146	430,021
Interest expense	(84,387)	(41,942)
Other	599	713
Gain from bargain purchase	-	1,299,063
Impairment loss on land use right	-	(1,784,072)
Foreign exchange gain	-	3,313
	212,358	(92,904)

(Loss) Income before income taxes	(21,573,702)	18,066,150

Provision for income tax (recovery) - note 7)	(1,576,379)	5,892,637

Net (Loss) / Income	$(19,997,323)	$12,173,513

Foreign currency translation adjustment - note 9)	546,662	2,007,184

Comprehensive (Loss) / Income	$(19,450,661)	$14,180,697

Net (loss) income per share Basic and diluted	$(2.09)	$1.31

Weighted average number of common shares outstanding Basic and diluted	9,570,901	9,298,074

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock - note 6)		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Reserve	Earnings	Income	Equity

Balance, December 31, 2010	9,130,485	$9,130	$20,724,924	$4,666,381	$33,124,540	$1,975,022	$60,499,997
Stock-based compensation	269,731	270	1,720,736	-	-	-	1,721,006
Transfer to statutory reserve	-	-	-	1,824,219	(1,824,219)	-	-
Net Income	-	-	-	-	12,173,513	-	12,173,513
Foreign currency translation adjustment	-	-	-	-	-	2,007,184	2,007,184
Balance, December 31, 2011	9,400,216	9,400	22,445,660	6,490,600	43,473,834	3,982,206	76,401,700
Stock-based compensation - note 6)	593,333	593	821,116	-	-	-	821,709
Transfer to statutory reserve - note 8)	-	-	-	246,768	(246,768)	-	-
Net (loss)	-	-	-	-	(19,997,323)	-	(19,997,323)
Foreign currency translation adjustment - note 9)	-	-	-	-	-	546,662	546,662
Balance, December 31, 2012	9,993,549	$9,993	$23,266,776	$6,737,368	$23,229,743	$4,528,868	$57,772,748

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(19,997,323)	$12,173,513
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred tax assets	(2,036,089)	(299,960)
Depreciation and amortization	1,827,852	885,118
Provision for doubtful accounts	3,674,905	-
Recognition of deferred research and development expenses	4,475,805	2,332,681
Credits to accounts receivable as compensation to customers - note 15)	1,347,779	-
Impairment loss on land use rights	-	1,784,072
Stock-based compensation	821,709	1,721,006
Gain from bargain purchase	-	(1,299,063)
Changes in operating assets and liabilities:
Accounts receivable	6,629,264	(5,332,216)
Inventories	535,583	(609,967)
Deposits and other receivables	(1,870,286)	(10,000)
Accounts payable and accrued expenses	3,197,628	(1,638,295)
Value-added tax payable	(271,889)	(675,338)
Income tax payable/recoverable	(1,918,632)	(528,792)
Exchange difference	-	270,488
Net cash (used in) provided by operating activities	(3,583,694)	8,773,247

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,870)	(110,585)
Disposition of property and equipment	21,788	-
Payment for acquisition of Shaanxi Weinan	(823,880)	(4,037,700)
Deposit paid for research and development	-	(3,119,798)
Refund of deposit paid for acquisition of business	-	928,361
Deposit paid to acquire drug approval numbers	(8,714,114)	-
Compensation received for disposed land use right	1,766,589	-
Provision of loan	(9,506,306)	-
Net cash (used in) investing activities	(17,288,793)	(6,339,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a related party	1,584,384	334,957
Repayment to a related party	-	(334,957)
Proceeds from short-term bank loans	4,753,153	787,116
Repayment of short-term loans	(792,192)
Net cash provided by financing activities	5,545,345	787,116

Effective of exchange rate changes on cash and cash equivalents	114,431	539,705

Net (decrease) increase in cash and cash equivalents	(15,212,711)	3,760,346

Cash and cash equivalents, beginning balance	16,971,789	13,211,443
Cash and cash equivalents, ending balance	$1,759,078	$16,971,789

SUPPLEMENTAL DISCLOSURES:
Interest received	$296,146	$430,021
Interest payments	$(62,819)	$(41,942)
Income tax payments	$(2,387,030)	$(6,699,145)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Prior year deposit paid for acquisition of business	$-	$4,722,699
Payable for acquisition of business	$-	$818,601
Reclassification of land use rights to other receivables	$-	$(5,821,168)

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN AND RECENT PHARMACEUTICAL INDUSTRY DEVELOPMENT IN CHINA

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $20 million for the year ended 2012.

During the year ended December 31, 2012, the whole pharmaceutical industry in PRC has been significantly impacted by an incident, in which, the PRC State Food and Drug Administration (SFDA) had effectively suspended all capsule products manufacturing and sales in PRC from April to July 2012.  As a result, the Company’s sales were affected as capsule products made up of a significant portion of the Company’s sales. The industry as a whole, also experienced delay in accounts receivables collection as customers, who are mostly retail pharmacies, were forbidden to resell capsule products to consumers.  The pharmaceutical industry in China, as a whole has not fully recovered from the incident, however,  since August 2012, pharmaceutical companies, including the Company, which comply with SFDA requirements received approval from the SFDA to resume sales of capsule products,

Whether the Company can continue as a going concern with business growth depends on (1) the Company’s ability to re-establish customer confidence to generate sufficient sales to a sustainable level and (2) the Company’s ability to collect outstanding accounts receivables. Management has taken appropriate measures to restore customer confidence and for collection of accounts receivable.  Additional measures and efforts may still be required to ensure the Company to continue as a going concern.

These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Agreements provide that Shaanxi Biostar has controlling interest in Aoxing Pharmaceutical as defined by Accounting Standards Codification (“ASC”) 810, Consolidation, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, included in the Codification as ASC 810, Consolidation, which requires Shaanxi Biostar to consolidate the financial statements of Aoxing Pharmaceutical and ultimately consolidate with its parent company, Biostar (see Note 2 “Principles of Consolidation”).

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiary and variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation. The Company has adopted ASC 810, Consolidation which requires a VIE to be consolidated by a company if that company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (1) the obligation to absorb losses of the VIE or (2) the right to receive benefits from the VIE”.

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operation in the PRC uses Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary and VIEs are translated into U.S. dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, Foreign Currency Translation, included in the Codification as ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity, included in the Codification as ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations.  For the years ended December 31, 2012 and 2011, the foreign currency translation adjustment to the Company’s other comprehensive income were $546,662 and $2,007,184.

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

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  As of December 31, 2012 and 2011, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	December 31,	December 31,
	2012	2011

Raw materials	$405,900	$534,338
Work in process	125,007	135,510
Finished goods	193,145	187,286
Goods in transit	123,083	516,325
	$847,135	$1,373,459

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	December 31,	December 31,
	2012	2011

Buildings	$3,539,652	$3,515,301
Building improvements	1,969,840	1,956,289
Machinery & equipment	1,167,414	1,131,235
Furniture & fixtures	66,741	66,282
Vehicle	130,202	157,239
Construction in progress	2,083,964	2,065,116
	8,957,813	8,891,462
Less: Accumulated depreciation	(1,977,292)	(1,511,480)
	$6,980,521	$7,379,982

As of December 31, 2012 and December 31, 2011, expenditures incurred for the construction of a new production plant were $2.1 million.

As of December 31, 2012, all buildings of Aoxing Pharmaceutical and Shaanxi Weinan have been pledged to a financial institution in the PRC to secure short term bank loans. (note – 5b)

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. During the year ended December 31, 2011, the Company made impairment loss on land use right of $1,784,072, and no impairment of intangible assets have been identified for the year ended December 31, 2012. The Company’s land use rights will expire between 2053 and 2056. The Company’s proprietary technologies, including drug approvals and permits, were mainly contributed by four ex-owners of Aoxing Pharmaceutical and acquired from Shaanxi Weinan acquisition in last year. All of the Company’s intangible assets are subject to amortization with estimated useful lives of:

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	December 31,	December 31,
	2012	2011

Land use rights	$3,430,002	$3,406,406
Proprietary technologies	8,913,131	8,851,814
	12,343,133	12,258,220
Less: Accumulated amortization	(3,206,694)	(1,851,289)
	$9,136,439	$10,406,931

The estimated future amortization expenses related to intangible assets as of December 31, 2012 are as follows:

Years Ending December 31,
2013	$1,355,405
2014	1,355,405
2015	1,355,405
2016	1,355,405
2017	172,338
Thereafter	3,542,481

As of December 31, 2012, all land use rights of Aoxing Pharmaceutical and Shaanxi Weinan are pledged to a financial institution in the PRC to secure short term bank loans.  (note – 5b)

Long-Lived Assets

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

Revenue reported is net of value-added tax.

 Stock-Based Compensation

The Company has elected to use the Black-Scholes-Merton (“BSM”) pricing model to determine the fair value of stock options on the dates of grant. Also, the Company recognizes stock-based compensation using the straight-line method over the requisite service period.

The Company values stock awards using the market price on or around the date the shares were awarded and includes the amount of compensation as a period compensation expense over the requisite service period.

For the years ended December 31, 2012 and 2011, the Company recognized stock-based compensation of $821,709 and $1,721,006, respectively.

Advertising

Advertising expense consists primarily of costs of promoting the Company’s corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the years ended December 31, 2012 and 2011, the Company incurred advertising expense of approximately $14.2 million and $21.2 million, respectively.

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

On January 1, 2007, The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), included in the Codification as ASC 740, Income Taxes. The topic addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. We adopted this guidance as of January 1, 2010 and applied it to the Shaanxi Weinan acquisition in last year.

Recent accounting pronouncements

In December 2011, the FASB issued guidance on offsetting assets and liabilities and disclosure requirements in Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“Update 2011-11”).  Update 2011-11 requires that entities disclose both gross and net information about instruments and transactions eligible for offsetting the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting agreement.  In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  Update 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods with those annual periods.  The implementation of the disclosure requirement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

As of December 31, 2012, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	December 31,	December 31,
	2012	2011

Current portion
Deposits paid for research and development
- for clinical trials - note 12a)	$-	$1,298,743
- of new medicine - note 12b)	3,170,275	-
Deposits paid for advertising	475,542	-
Other receivables - note 11)	4,094,856	5,831,168
Prepaid expenses and other receivables	$7,740,673	$7,129,911

Non-current portion
Deposits paid to former equity holders of Shaanxi Weinan to acquire drug approval numbers - notes 13 and 16)	$8,718,258	-
Deposits paid for research and development of new medicine	-	3,148,466
	$8,718,258	$3,148,466

Other receivable comprises mainly from two disposed land use rights. (“See Note 11 – Disposed Land Use Rights”)

During the year ended December 31, 2012, deposits of $1,298,743 and $3,148,466, for clinical trials and new medicine, respectively, were recognized as research and development expense.

Note 4 – LOAN RECEIVABLES

On November 20, 2012, the Company advanced $9,510,826 to a third party as a commercial loan, interest bearing at 13% per annum. The principal and interest are to be repaid on December 31, 2013. As at December 31, 2012, carrying amount of the loan receivables approximate its fair value due to short maturity.

Note 5 – SHORT-TERM BANK LOANS

Short-term bank loans consists of the followings:

		Balance as at December 31,
Inception date	Details	2012	2011

March 21, 2011	RMB 3,000,000, one year term loan, annual interest rate at 7.88% (a)	$-	$472,269
May 25, 2011	RMB 2,000,000, one year term loan, annual interest rate at 8.20% (a)	-	314,847
October 24, 2012	RMB 10,000,000, one year term loan, annual interest rate at 7.80% (b)	1,585,137	-
November 8, 2012	RMB 10,000,000, one year term loan, annual interest rate at 7.80% (b)	1,585,138	-
December 5, 2012	RMB 10,000,000, one year term loan, annual interest rate at 7.80% (b)	1,585,138	-
	Total	$4,755,413	$787,116

(a)
The loans were secured by (i) personal guarantee executed by a major shareholder of the Company and (ii) pledge of the Company’s buildings and land use rights with carrying amount of approximately $2.7 million as of December 31, 2011 and had been repaid on May 28, 2012 and April 1, 2012.

(b)	The loans are secured by (i) personal guarantee executed by a major shareholder of the Company and (ii) pledge of all buildings and land use rights of Aoxing Pharmaceutical and Shaanxi Weinan.

As of December 31, 2012 and 2011, the carrying amount of the short-term bank loans approximates the fair values due to short maturity.

Note 6 – STOCKHOLDERS’ EQUITY

Reverse stock split

On April 3, 2012, the Company filed Articles of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Maryland to effect a one-for-three reverse stock split of the issued and outstanding common stock of the Company (the “Reverse Split”).  Par value remained unchanged at $0.001 after the reverse split.  The Reverse Split became effective on April 3, 2012.  The Reverse Split was duly approved by the Board of Directors of the Company without shareholder approval, in accordance with the authority conferred by Section 2-309(e)(2) of the Maryland General Corporation Law.

In accordance with SEC Staff Accounting Bulletin Topic 4C “Equity Accounts:  Changes in Capital Structure”, the changes in the capital structure arising from the Reverse Split must be given retroactive effect in the balance sheet, and an appropriately cross-referenced note should disclose the retroactive treatment, explain the change made and state the date the change became effective.  Unless otherwise stated, the number and price of common stocks, including warrants and options and other related disclosures made throughout these consolidated financial statements retroactively reflected the effect of such Reverse Split.

(a) Common stock

As of December 31, 2012 and 2011, the Company has 100,000,000 shares of common stock authorized, 9,993,549 and 9,400,216 shares issued and outstanding at par value of $0.001 per share respectively.

During the year ended December 31, 2011	Shares issued	Value

i issued to an outside consultant valued at $6.09 per shares	10,000	$60,900
ii awarded to employees based on 2009 Stock Plan, fair value at $4.23 per share	259,731	1,098,662
Total common stock issued during the year ended December 31, 2011	269,731	$1,159,562

During the year ended December 31, 2012	Shares issued	Value

iii issued to a former consultant based on previous agreement, valued at $1.17 per share	33,333	$39,000
iv awarded to employees based on 2011 Incentive Stock Plan, fair value at $1.17 per share	560,000	655,200
Total common stock issued during the year ended December 31, 2012	593,333	$694,200

All shares of common stock issued above were fully vested and not subject to forfeiture when issued. The Company recognized $694,200 and $1,159,562 as stock-based compensation expense, which was included in general and administrative expense, for the years ended December 31, 2012 and 2011.

(b) Warrants

As at December 31, 2012 and 2011, the Company has 195,784 warrants outstanding, with weighted average exercise price of $8.67 and $8.67.

During the year ended December 31, 2011, the Company issued 10,784 warrants to an investor relations firm.  The warrants are exercisable by June 30, 2014 at $8.22 per share.  The Company recognized $6,395 as stock-based compensation expense in the year ended December 31, 2011, which was included in general and administrative expense.  No warrants were issued during the year ended December 31, 2012.

The following table summarizes the Company’s outstanding warrants as of December 31, 2012 and 2011.

		Outstanding as at December 31,
Expiry date	Exercise Price	2012	2011
May 31, 2013	$6.00	18,333	18,333
June 30, 2014	8.22	10,784	10,784
November 1, 2014*	9.00	166,667	166,667
		195,784	195,784

* The Company has the right at any time, on at least forty-five (45) day written notice, to redeem the outstanding warrants at a price of one cent ($0.03) per share provided the market price of the Company’s common stock equals to or exceeds $13.5 on each trading day for twenty (20) consecutive trading days ending on the trading day prior to the date that the Company intends to redeem the warrants.

(c) Stock Options

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Year Ended December 31,
	2012	2011
Weighted Risk-free interest rate (%)	0.86%	2.1%
Weighted Expected dividend yield (%)	-	-
Weighted Expected option life (years)	5.0	4.6
Weighted Expected volatility (%)	77.9%	53.0%
Weighted average grant date fair value	$1.65	$2.85

The following tables summarize activities for the Company’s options for the years ended December 31, 2012 and 2011.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2011	362,222	8.22	2.94
Granted, April 20, 2012	24,000	1.68	4.27
Balance, December 31, 2012	386,222	7.81	2.08

Vested as at December 31, 2012	357,777	7.40	1.59
Unvested as at December 31, 2012	28,445	2.64	3.80

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Outstanding, December 31, 2010	355,555	8.39	2.92
Granted, April 7, 2011	23,333	5.91	4.27
Granted, April 7, 2011	6,667	7.80	2.27
Forfeited	(23,333)	8.40	3.82
Balance, December 31, 2011	362,222	8.22	2.94

Vested as at December 31, 2011	321,111	7.78	2.66
Unvested as at December 31, 2011	41,111	8.23	3.55

The Company recognized $127,510 and $555,048 as stock-based compensation expense, which was included in general and administrative expense, during the years ended December 31, 2012 and 2011.  Unrecognized stock-based compensations as at December 31, 2012 was $6,147 and be fully recognized in 0.33 years.

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the years ended December 31, 2012 and 2011, and has recorded income tax provision for the periods.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011
Current:
USA	$-	$-
PRC	459,711	6,180,200

Deferred:
USA	-	-
PRC	(2,036,090)	(287,563)

Provision for income taxes	$(1,576,379)	$5,892,637

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011

Income tax at USA statutory rate (34%)	$(7,335,059)	$6,142,491
Foreign rate differential	1,838,521	(1,088,522)
Tax effect of permanent differences due to:
Stock based compensation	279,381	-
Disallowed research and development expense	1,118,985	-
Penalty	400,253	-
Disallowed portion of impairment of accounts receivable	874,807	-
Other	406,297	-
Change in valuation allowance	840,469	838,668
Provision for income taxes	$(1,576,379)	$5,892,637

The deferred tax assets for the USA operation as of December 31, 2012 and 2011 consists mainly of net operating loss carry-forwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future. Components of deferred tax assets in the USA were as follows:

	December 31,	December 31,
	2012	2011

USA Tax benefit on net operating loss carry forward	$1,685,031	1,574,877
Valuation allowance	(1,685,031)	(1,574,877)
Deferred tax asset - USA	$-	$-

As of December 31, 2012 and 2011, the Company had federal and state net operating loss carry-forwards of $4,955,974 and $4,631,990 available to offset future taxable income in the USA respectively. The net operating loss carry-forwards will expire, if unused, in varying amounts through the year ending December 31, 2032.

The Company’s subsidiaries and VIE were incorporated in the PRC and are governed by the Income Tax Law of the PRC and various local income tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).  Components of deferred tax assets in the PRC were as follows:

	December 31,	December 31,
	2012	2011

PRC Tax benefit on net operating loss carry forward	$1,146,673	-
Tax effect of temporary differences due to
Taxation book value of long-term assets	$1,411,563	$1,772,270
Provision of bad debts	875,223	-
Provision of commission expense	764,522	-
Other temporary differences	198,285	(155,032)
Valuation allowance	(730,315)	-
Deferred tax asset - PRC	$3,665,951	$1,617,688

As at December 31, 2012, the Company had net operating loss carry-forward of approximately $4.6 million (RMB28.9 million) available to offset future taxable income in the PRC.  The net operating loss carry-forward will expire, if unused, in the year ending December31, 2019.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the years ended December 31, 2012 and 2011, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2012 and December 31, 2011, the Company’s VIE had allocated $6,737,368 and $6,490,600, respectively, to these non-distributable reserve funds.

Note 9 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of December 31, 2012 and 2011 were as follows:

	December 31,	December 31,
	2012	2011

Accumulated other comprehensive income, beginning of period	$3,982,206	$1,975,022
Change in cumulative translation adjustment	546,662	2,007,184
Accumulated other comprehensive income, end of period	$4,528,868	$3,982,206

Note 10 – ACQUISITION

Shaanxi Weinan Acquisition

In October 2011, Aoxing Pharmaceutical entered into a Share Transfer Agreement to acquire Shaanxi Weinan from the holders of 100% of equity interests in Shaanxi Weinan.  The aggregate purchase price is RMB 61 million (approximately $9.55 million), in cash and payable in several tranches. As of December 31, 2012 and 2011, the unpaid amount were nil and $818,601.

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

As agreed between the management of the Company and the then stockholders of Shaanxi Wainan, the then shareholders shall be entitled to the cash and cash equivalents as well as accounts receivable and be responsible for the liabilities of Shaanxi Wainan upon completion of the acquisition. For details, refer to the Company’s SEC filing on December 23, 2011 for the Audited Financial Statements of the Business Acquired, and the Unaudited Pro Forma Condensed Combined Financial Statements.

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

	Year Ended December 31,
	2011	2010

Net sales	$96,791,387	$86,104,586
Net income	$12,297,587	$17,994,774
Earnings per share -basic	$1.32	$2.04
Earnings per share -diluted	$1.32	$2.04

Note 11 – DISPOSED LAND USE RIGHTS

During the 4th quarter of 2011, following the protracted negotiations with the local government of Zouan Town, Xi’an City, the Company determined to give up the land use right for the construction of raw materials processing plant in Zouan Town. The land use right for the 34,803 square meter facility was acquired in 2009 in consideration for RMB 20 million (approximately $3.1 million). The Company’s determination was preceded by ongoing attempts to resolve a labor dispute with the local government relating to a previous paper mill labor force on this site to be retained by the Company following its acquisition of the property and business, which attempts yielded no positive results.  In March 2012, the Company reached an agreement with the local government by obtaining a refund on part of the consideration paid for the land (RMB 12.5 million, approximately $1.9 million). The foregoing refund was recorded as “Other Receivable” in the fiscal year 2011.  During the year ended December 31, 2012, the Company has received amounts totaling approximately $1.8 million.

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

The Company has reached an agreement with the local government, whereby the Company will be reimbursed RMB 24.8 million (approximately $3.9 million) for the reclaimed portion of its building and land use right. As a result of the foregoing, the Company recorded $3.9 million as Other Receivable, and recognized an impairment loss of $0.6 million. As at December 31, 2012, these amounts were still outstanding.

Note 12 - COMMITMENTS

a)	Research and Development on clinical trials

The Company has previously entered into three agreements with certain research institutes to conduct clinical trials for two new and one existing drug.  The Company’s total commitment for these agreements is approximately $2.1 million.  As at December 31, 2012 and 2011, the Company’s total accumulated progress payment towards these clinical trials were approximately $1.3 million.  Upon completion of these clinical trials, the company will be obligated to pay approximately an additional $0.8 million.

b)	Capital commitments

In December 2010, the Company entered into an agreement with a research institution to jointly develop a new drug for treatment of cardiovascular disease.  The development is to be carried out by the research institute.  Pursuant to the agreement, the Company’s total commitment is $11.5 million, in exchange for 60% share of the intellectual property upon successful development of the drug.  In the event that the research institute fail to successfully develop the drug, the Company’s contribution is fully refundable.  As at December 31, 2012 and 2011, the Company’s total accumulated contribution was approximately $8.8 million and $5.6 million, respectively.  The Company is obligated to contribute approximately an additional $2.7 million in January 2014.

Note 13 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the Company obtained an advance of RMB 10,000,000 (approximately $1.6 million) from a major shareholder. The funds were used as part of the deposit for the acquisition of drug patents from former equity holders of Shaanxi Weinan.  The amount is unsecured, interest-free and repayable upon demand.

Note 14 - SEGMENT INFORMATION

For the years ended December 31, 2012 and 2011, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 15 - ADMINISTRATIVE PENALTY AND COMPENSATION

During the year ended December 31, the Company was imposed a non-disputable administrative penalty of approximately $1.6 million by the SFDA.

During the year ended December 31, the Company also paid $8.0 million as compensation to its customers, for costs of holding the Company’s product during the sales suspension, of which approximately $6.7 million was paid in cash and approximately $1.3 million as credits to accounts receivable.

Note 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and disclosure through the date of financial statements was issued.

On March 11, 2013, Aoxing Pharmaceutical entered into an agreement with all the former equity holders (“Former Equity Holders”) of Shaanxi Weinan, to acquire 13 drug approval numbers for total consideration of RMB 55 million (approximately $8.7 million) and 1,602,564 shares of the Company’s common stock. Deposit of RMB 55 million (approximately $8.7 million) was paid during the year ended December 31, 2012 (note 3).  The transaction was completed on April 3, 2013.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment the Company’s management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter of 2012 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and ages of our directors and executive officers as of April 12, 2013.

Name	Position	Age	Date of Appointment
Ronghua Wang	Chairman, Chief Executive Officer	58	November 1, 2007
Qinghua Liu	Interim Chief Financial Officer and Director	46	November 1, 2008
Leung King-fai	Independent Director (1) (4)	40	April 7, 2011
Haipeng Wu	Independent Director (1)(2)(3)	56	July 1, 2007
Zhongyang Shang	Independent Director (1)(2)(3)	62	December 30, 2009
Shuang Gong	Secretary of Board	46	April 1, 2008
Zhenghong Wang	Chief Operating Officer	33	March 26, 2012
_____________________
(1)           Member of the Audit Committee.
(2)           Member of the Compensation Committee.
(3)           Member of the Nominating and Governance Committee.
(4)           Audit Committee Financial Expert

Biographical Information of Directors and Executive Officers

Biographical information with respect to the Company’s current executive officers and directors is provided below.

Ronghua Wang has been our Chairman and Chief Executive Officer since our inception and Chairman of Aoxing Pharmaceutical since September of 2006 and a director since 1997. He has served as Aoxing Pharmaceutical’s Chief Executive Officer since 1997 and its President since 2007. From 1997, he was Aoxing Pharmaceutical’s Manager in charge of sales, management and manufacturing. Prior to 2006, Mr. Wang was employed at Geological Research Institute and Drugs Research Institute (both in the PRC), and a General Contractor from 1985 to 1994. He graduated from Northwest University, with a Bachelor’s degree in Geology.  His day to day leadership as our Chairman and Chief Executive Officer provides him with intimate knowledge of our operations.

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

Zhenghong Wang has been Chief Operating Officer of Aoxing Pharmaceutical since March 2012. From 2001 until now he has served in various capacities at Aoxing Pharmaceutical including accountant, recruiting manager, sales manager, marketing director in charge of Guizhou Province. Mr. Wang graduated from Shaanxi Professional Financial Technology College in 2001.

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

•
any bankruptcy petition filed by or against, or any appointment of a receiver, fiscal agent or similar Officer for, the business or property of such person, or any partnership in which such person was a general partner or any corporation of which such person was an executive officer either, in each case, at the time of the filing for bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
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

•
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

•
being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or federal commodities law, and the judgment in such civil action or finding by the SEC or the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

•
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

•
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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Act during the Company’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, it is the Company’s understanding that, except for Zhongyang Shang’ Form 3 (date of required filing – December 30, 2009) and Zhenghong Wang’s Form 3 (date of the required filing – March 26, 2012), all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors and security holders.

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

Audit Committee

Leung King-fai currently serves as Chairman of the Audit Committee. The Board has determined that he is also qualified an “Audit Committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act.  Other members of the Audit Committee are Haipeng Wu and Zhongyang Shang. The Board has determined that each member of the Audit Committee is “independent” as set forth by the Nasdaq Marketplace Rules and under the federal securities laws. The purpose of the Audit Committee is to assist the Board in its general oversight of Biostar’s financial reporting, internal controls and audit functions.  The Audit Committee’s primary responsibilities include, among others:

•	Review whether or not management has maintained the reliability and integrity of the accounting policies and financial reporting and disclosure practices of the Company;
•	Review whether or not management has established and maintained processes to ensure that an adequate system of internal controls is functioning within the Company;
•
Review whether or not management has established and maintained processes to ensure compliance by the Company with legal and regulatory requirements that may impact its financial reporting and disclosure obligations;

•	Oversee the selection and retention of the Company’s independent registered public accounting firm, and their qualifications and independence;
•	Prepare a report of the Audit Committee for inclusion in the proxy statement for the Company’s annual meeting of shareholders;
•	Review the scope and cost of the audit, the performance of the independent registered public accounting firm, and their report on the annual financial statements of the Company; and
•	Perform all other duties as the Board may from time to time designate.

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

 Compensation Committee

We established our Compensation Committee in December 2009. The Committee consists of Haipeng Wu and Zhongyang Shang, each of whom is an independent director. Zhongyang Shang is the chairman of the Committee. The duties of the Committee include, among others, to:

•	Establish director compensation plan or any executive compensation plan or other employee benefit plan which requires shareholder approval;
•	Establish significant long-term director or executive compensation and director or executive benefits plans which do not require stockholder approval;
•	Determine if any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits, within the Committee's authority;
•	Design overall compensation policy and executive salary plan; and
•	Setting the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO.

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

ITEM 11.  Executive Compensation

Summary Compensation Table

This discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing all persons that served as principal executive officer at any time during the fiscal year as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2012 and 2011, the named executive officers consisted of Ronghua Wang (Chief Executive Officer (Principal Executive Officer)), Zack Zibing Pan (former Chief Financial Officer through December 14, 2012), Qinghua Liu (Interim Chief Financial Officer (Principal Financial Officer effective from December 18, 2012), Zhenghong Wang (Chief Operating Officer) and Amei Zhang (former Chief Operating Officer through March 26, 2012).

Name/Office	Year	Salaries ($)	Bonus ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronghua Wang	2012	17,111	-	-	-	-	-	17,111
Chairman, CEO (1)	2011	16,733	-	114,458	-	-	-	131,191

Qinghua Liu	2012	-	-	-	-	-	-	-
Interim CFO (2)

Zack Zibing Pan	2012	100,392	-	80,517	-	-	-	180,909
Former CFO (3)	2011	81,500	-	54,654	-	-	-	136,154

Amei Zhang	2012	1,521	-	-	-	-	-	1,521
COO (4)	2011	5,949	-	34,095	-	-	-	40,044

Zhenghong Wang	2012	4,563	-	-	-	-	-	4,563
COO (5)

(1)           Mr. Ronghua Wang was appointed our President and Chief Executive Officer on November 1, 2007. Mr. Wang received the compensation set forth above from Aoxing Pharmaceutical in 2012 and 2011. Mr. Wang’s cash compensation was paid in RMB which, for reporting purposes, has been converted to U.S. dollars at the conversion rate of RMB 6.3116 to one U.S. dollars for 2012, and RMB 6.4544 to one U.S. dollars for 2011. Mr. Wang was granted options to purchase 73,334 shares of our common stock, adjusted retroactively to reflect the one-for-three reverse stock split on October 22, 2009, and all of which had already vested by December 31, 2011.

(2)           Ms. Liu was appointed as Interim CFO on December 18, 2012. Prior to this appointment, Ms. Liu served as, and currently still remained as a member of our Board of Directors. Ms. Liu’s compensation for the year ended December 31, 2012 is reflected in director compensation table.

(3)           Mr. Pan was appointed effective as of April 7, 2011. Prior to this appointment, Mr. Pan served on the Audit Committee of the Board and received director compensation for such services. He received the compensation in USD from Biostar Pharmaceuticals. On December 14, 2012, Mr. Pan resigned as CFO.

(4)           Ms. Amei Zhang was appointed as the Company’s COO on July 7, 2009. She received the compensation in RMB from Aoxing Pharmaceutical which, for reporting purpose, has been converted to US dollars at the conversion rate of RMB 6.3116 to one U.S. dollars for 2012, and RMB 6.4544 to one U.S. dollars for 2011. Effective as of March 26, 2012, Ms Amei Zhang resigned as the Company’s COO.

(5)           Mr. Wang was appointed as the Company’s COO on March 26, 2012. He received the compensation in RMB from Aoxing Pharmaceutical which, for reporting purpose, has been converted to US dollars at the conversion rate of RMB 6.3116 to one U.S. dollars for 2012.

(6)           Represents the amortized value of the stock option award granted calculated in accordance with FASB ASC Topic 718. For the purposes of making the option calculation for 2012, the following assumptions were made: (a) weighted expected life (years) – 5.0; (b) volatility — 77.9% ; (c) dividend yield — 0; and (d) weighted discount rate — 0.86% for the 2012 year option grant. For the purposes of making the option calculation for 2011, the following assumptions were made: (a) weighted expected life (years) – 4.6; (b) volatility — 53.0% ; (c) dividend yield — 0; and (d) weighted discount rate — 2.1% for the 2011 year option grant. For 2010, the following assumptions were made: (a) expected life (years) – 3.3; (b) volatility — 93.3%; (c) dividend yield — 0; and (d) discount rate — 1.7% for the 2010 year option grant.

Outstanding Equity Awards - 2012

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable*		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)*	Option Expiration Date
Ronghua Wang	10/22/2009	73,333	(1)	-		7.8	10/21/2014

Qinghua Liu	10/22/2009	26,667	(1)	-		7.8	10/21/2014

Zack Zibing Pan (2)	12/30/2009	16,667	(3)	-		13.35	12/30/2013
	4/7/2011	23,333	(4)			5.91	4/6/2016
	4/20/2012			24,000	(5)	1.68	4/19/2017

Amei Zhang (6)	10/22/2009	26,667	(1)	-		7.8	10/21/2014

Zhenghong Wang	10/22/2009	6,667	(1)	-		7.8	10/21/2014

(1) One third of the options vested on October 22, 2009, October 22, 2010 and October 22, 2011.
(2) Resigned effective as of April 6, 2011.
(3) One third of the options vested on December 20, 2010, December 30, 2011 and December 30, 2012.
(4) The options vested on April 7, 2012.
(5) The options are to be vested on April 20, 2013.
(6) Resigned effective as of March 23, 2012.
* The number of shares underlying the options and the exercise price have been adjusted retroactively to reflect the one-for-three reverse stock split (except item 5)

Employment Agreements

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

In April 2011, upon his appointment as our Chief Financial Officer, our Board approved the following employment terms for Mr. Zack Zibing Pan, among others: (i) an initial 12-month employment term effective as of April 7, 2011, (ii) annual base salary of $120,000 per annum, subject to review by the Board for subsequent increases on an annual basis; (iii) participation in all benefits available to all full-time employees of the Company, (iv) a stock option grant in the amount of 23,334 shares, adjusted retroactively to reflect the one-for-three reverse stock split, at an exercise price per share equal to the average of the closing price for the Company’s securities on five trading days following the execution of this Agreement, which grant will vest twelve months after the issuance date, and (v) a grant of 10,000 shares of the Company’s common stock, adjusted retroactively to reflect the one-for-three reverse stock split.

On April 20, 2012, our Board approved an amendment to the Employment Agreement by and between the Company and Zack Zibing Pan to extend Mr. Pan’s employment term for another 24 month period. Mr. Pan will continue to be compensated at the rate of USD$120,000 per annum (subject to review by the Board for subsequent increases on an annual basis). The Board also authorized a stock option grant pursuant to the Company’s stock option plan in the amount of 24,000 shares of the Company’s common stock per annum, at the exercise price of $1.68 per share (or exercise price equal to the average of the closing price for the Company’s securities for the five trading days of the week the execution of the amendment to the Employment Agreement).

Director Compensation

The following table provides compensation information for our directors, except for Chairman Mr. Wang whose compensation was shown in ITEM 11, during the fiscal year ended December 31, 2012:

				No-Equity	Non-Qualified Deferred
		Stock	Option	Incentive Plan	Compensation	All other
	Fees	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($) (1)	($)	($)	($)	($)
Qinghua Liu	10,457	-	-	-	-	-	10,457

Haipeng Wu	4,753	-	-	-	-	-	4,753

King-fai Leung	9,506	-	3,135	-	-	-	12,641

Zhongyang Shang	3,169	-	43,858	-	-	-	47,027

(1)       Reflects dollar amount expensed by the Company during the year ended December 31, 2012 for financial statement reporting purposes pursuant to FASB ASC 718, which requires the Company to determine the overall value of the stock award as of the date of grant, and to then expense that value over the service period over which the stock award becomes exercisable (vested). As a general rule, for time in service based stock awards, the Company will immediately expense any stock award or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock award.

Agreements with Directors

Under our agreement with Mr. Leung, he was appointed for one year or until the next annual shareholders’ meeting, and will be entitled to receive annual compensation of Renminbi (“RMB”) 60,000 for his services rendered as a member of the board of directors and as chairman of the audit committee, payable on a monthly basis and subject to his continuous service on the board of directors. Mr. Leung is additionally granted options under our 2009 Incentive Stock Plan (the “Plan”) to purchase up to 6,667 shares of Common Stock, and in connection therewith, Mr. Leung had entered into a nonstatutory stock option agreement with us. Additionally, Mr. Leung will be reimbursed for his expenses incurred in connection with the performance of his duties, including travel expenses. We have also agreed to obtain directors’ and officers’ liability insurance, and to maintain such insurance during Mr. Pan’s appointment on the board of directors. Mr. Pan’s appointment terminates immediately if he: (a) resigns for any reason; (b) is removed or not re-elected at the next annual meeting of shareholders; (c); is declared bankrupt; (d) is disqualified from acting as a director; (e) dies; or (f) is ordered to resign by a court of competent jurisdiction.

Under our agreement with Mr. Shang, he was appointed for one year or until the next annual shareholders’ meeting, and will be entitled to receive annual compensation of RMB 20,000 for his services rendered as a member of the board of directors and as chairman of the compensation committee and member of the audit and nominating committees, payable in quarterly installments and subject to his continuous service on the board of directors. Mr. Shang is additionally granted options under the Plan to purchase up to 16,667 shares of Common Stock, and in connection therewith, Mr. Shang will enter into a nonstatutory stock option agreement with us. Additionally, Mr. Shang will be reimbursed for his expenses incurred in connection with the performance of his duties, including travel expenses. We have also agreed to obtain directors’ and officers’ liability insurance, and to maintain such insurance during Mr. Shang’s appointment on the board of directors. Mr. Shang’s appointment terminates immediately if he: (a) resigns for any reason; (b) is removed or not re-elected at the next annual meeting of shareholders; (c); is declared bankrupt; (d) is disqualified from acting as a director; (e) dies; or (f) is ordered to resign by a court of competent jurisdiction.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company’s annual general shareholder meeting, held on October 28, 2011, had approved “Biostar Pharmaceuticals, Inc. 2011 Stock Option Compensation Plan” (hereinafter the “2011 Plan”). The maximum number of shares that may be issued under the 2011 Plan is 850,000 shares of our common stock. Under this Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The 2011 Plan is administered either by the compensation committee or a committee appointed by the Board, which is comprised of a combination of two or more officers and/or members of the Board. The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan to approve the eligible persons nominated by the management of the Company to be granted awards of common stock (“Awards”) or stock options, to determine the number of Awards or stock options to be granted to an eligible person; to determine the time or times at which or stock options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; to remove or adjust any restrictions and conditions upon Awards or Stock Options; to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of April 12, 2013, 266,000 shares of our common stock and/or options to purchase common stock remains available for future issuance under the 2011 Plan.

The Company’s annual general shareholder meeting, held on October 26, 2012, had approved “Biostar Pharmaceuticals, Inc. 2012 Stock Option Compensation Plan” (hereinafter the “2012 Plan”). The maximum number of shares that may be issued under the 2012 Plan is 750,000 shares of our common stock. All of our employees, officers, and directors, and consultants are eligible to be granted options or restricted stock awards under the 2012 Plan. The 2012 Plan is administered by the Board, which has all the power to administer the 2012 Plan according to its terms, including the power to grant awards, determine who may be granted awards and the types and amounts of awards to be granted, prescribe award agreements, and establish programs for granting awards. As of December 31, 2012, no shares of common stock have been issued under the 2012 Plan.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)
Equity compensation plans approved by security holders
2009 Plan*	362,222	$8.22	-
2011 Plan	24,000	1.68	266,000
2012 Plan	-	-	750,000
Equity compensation plans not approved by security holders	-	-	-
TOTAL	386,222	$7.81	1,016,000

* The number of shares underlying the options and the exercise price have been adjusted retroactively to reflect the one-for-three reverse stock split.

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information regarding the beneficial ownership of our common stock, as of April 12, 2013, by:

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

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Ronghua Wang (2)	3,128,992	26.8%
Liu Qinghua (3)	27,667	*
Haipeng Wu (4)	6,667	*
Zhenghong Wang (5)	6,667	*
Shuang Gong (6)	44,334	*
Leung King-fai (7)	6,667	*
Zhongyang Shang (8)	16,667	*
All directors and executive officers of the Company (seven persons)	3,237,661	27.5%
 ____________________
*Less than 1%.

(1)	Unless otherwise indicated, the address for each of beneficial owner is: No. 588 Shiji Xi Avenue, Xianyang City, Shaanxi province, PRC, 712046.
(2)	Includes 73,334 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(3)	Includes 26,667 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(4)	Includes 6,667 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(5)	Includes 6,667 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(6)	Includes 33,334 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(7)	Includes 16,667 shares of common stock issuable upon exercise of stock options that were granted on December 30, 2009.
(8)	Independent director.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the year ended December 31, 2012, the Company obtained an advance of RMB 10,000,000 (approximately $1.59 million) from a major shareholder. The funds were used as part of the deposit for the acquisition of drug patents from former equity holders of Shaanxi Weinan.  The amount is unsecured, interest-free and repayable upon demand.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Mazars CPA Limited (“Mazars”) served as our independent registered public accounting firm for our fiscal year ended December 31, 2010 and 2011.  On January 8, 2013, Mazars resigned as our independent registered public accounting firm and we appointed Clement C.W. Chan & Co. (“Clement”) as our new independent registered public accounting firm for our fiscal year ended December 31, 2012.

The following table presents fees for professional services rendered by the Company’s prior and current independent registered public accounting firms for the fiscal years 2011 and 2012:

Services Performed	2012	2011
Audit Fees - statutory	$135,000	$220,000
Audit Fees – acquisition of Shaanxi Weinan	$-	100,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Total Fees	$135,000	$320,000

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent accountants.  The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent accountants.  The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent accountants.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the accountants’ independence.  As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members.  Any service pre-approved by a delegate must be reported to the Audit Committee at the next scheduled quarterly meeting.  The Audit Committee considered whether the provision of the auditors’ services, other than for the annual audit and quarterly reviews, is compatible with its independence and concluded that it is compatible.  In 2012, all such services were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS

Exhibit Number	Description
2.1	Assets Acquisition Agreement with Xi’an Meipude Biotechnology Co., Ltd. (5)
3.1	Articles of Incorporation filed with the corporate secretary of State of the State of Maryland on March 27, 2007 (1)
3.2	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on August 1, 2007 (1)
3.3	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on September 14, 2007 (1)
3.4	Certificate of Designation for the Series B Convertible Preferred Stock as filed with the corporate secretary of State of Maryland on November 2, 2009 (2)
3.5	Articles of Amendment to the Articles of Incorporation filed with the corporate secretary of State of the State of Maryland on April 3, 2012. (12)
3.6	Bylaws (1)
4.1	2009 Incentive Stock Plan ** (3)
4.2	2011 Stock Option Compensation Plan (11)**
4.3	2012 Stock Option Compensation Plan (13) **
10.1	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Ronghua Wang dated June 30, 2010 (6)
10.2	Form of Director Offer Letter (4)
10.3	Employment Agreement with Zack Pan dated as of April 7, 2011 (7) **
10.4	Amendment No. 1 to the Employment Agreement with Zack Pan dated as of April 20, 2012 (9)**
10.5	Share Transfer Agreement (8)
10.6	Supplemental Agreement to Share Transfer Agreement (10)
10.7	Product Research and Development Agreement, dated December 16, 2010, by and between Shanxi Aoxing Pharmaceutical Co., Ltd. and Northwest University, Colleague of Life Science*
14.1	Code of Ethics (4)
21	List of subsidiaries (14)
23.1	Consent of Independent Registered Public Accounting Firm *
23.2	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

* Filed herewith.
** Management agreement or compensatory plan or agreement.

(1)	Previously filed and incorporated by reference from as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.
(2)	Previously filed and incorporated by reference from as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(3)	Incorporated by reference from the Company’s Schedule 14A filed with the SEC on October 1, 2010.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2010.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010.
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010.
(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2011.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2012.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2013.
(11)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the SEC on August 17, 2012.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2012.
(13)	Incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed with the SEC on September 21, 2012.
(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: April 15, 2013	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: April 15, 2013	By:	/s/ Qinghua Liu
Qinghua Liu Interim Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2013	By:	/s/ Qinghua Liu
Qinghua Liu, Interim Chief Financial Officer and Director

Date: April 15, 2013	By:	/s/ Haipeng Wu
Haipeng Wu, Director

Date: April 15, 2013	By:	/s/ King-fai Leung
King-fai Leung, Director

Date: April 15, 2013	By:	/s/ Zhongyang Shang
Zhongyang Shang, Director