Form 10-Q
period 2013-03-31
Biostar Pharmaceuticals, Inc.
filed 2013-05-15
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: March 31, 2013
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

The Company had 11,596,113 shares issued and outstanding as of May 14, 2013.

TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$6,457,126	$1,759,078
Accounts receivable, net of allowance for doubtful accounts of $3,665,864 (2012/12/31: $3,645,817)	16,507,815	21,851,412
Inventories - note 2)	1,414,462	847,135
Deposits and other receivables - note 3)	7,751,359	7,740,673
Income tax recoverable	288,036	265,007
Loan receivables - note 4)	10,012,722	9,510,826
Total Current Assets	42,431,520	41,974,131

Non-current Assets
Deposits - note 3)	8,766,198	8,718,258
Deferred tax assets	3,325,303	3,665,951
Property and equipment, net - note 2)	6,912,234	6,980,521
Intangible assets, net - note 2)	8,857,670	9,136,439

Total Assets	$70,292,925	$70,475,300

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$6,271,522	$5,732,329
Short-term bank loans - note 5)	4,781,562	4,755,413
Due to a related party	-	1,585,138
Value-added tax payable	462,139	629,672
Total Current Liabilities	11,515,223	12,702,552

Commitment and contingencies- note 9)

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,993,549 shares issued and outstanding as at March 31, 2013 and December 31 - note 6)	9,993	9,993
Additional paid-in capital	23,272,923	23,266,776
Statutory reserve - note 8)	6,737,368	6,737,368
Retained earnings	23,790,717	23,229,743
Accumulated other comprehensive income	4,966,701	4,528,868
Total Stockholders' Equity	58,777,702	57,772,748

Total Liabilities and Stockholders' Equity	$70,292,925	$70,475,300

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2013	2012

Sales, net	$12,091,909	$15,899,541
Cost of sales	5,403,019	5,063,150
Gross profit	6,688,890	10,836,391

Operating expenses:
Advertising expenses	1,886,681	2,848,933
Selling expenses	2,197,346	2,907,801
General and administrative expenses	1,077,748	1,100,706
Research and development expenses	796,001	791,127
Total operating expenses	5,957,776	7,648,567

Income from operations	731,114	3,187,824

Other income (expense)
Interest income	455,231	95,694
Interest expense	(95,688)	(15,035)
Other	(2,098)	248
	357,445	80,907

Income before income taxes	1,088,559	3,268,731

Provision for income tax	527,585	1,101,316

Net Income	$560,974	$2,167,415

Foreign currency translation adjustment	437,833	255,460

Comprehensive Income	$998,807	$2,422,875

Net income per share
Basic and diluted	$0.06	$0.23

Weighted average number of common shares outstanding
Basic and diluted	9,993,549	9,398,892

 The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock - note 6)
	Shares	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2011 (Audited)	9,400,216	9,400	22,445,660	6,490,600	43,473,834	3,982,206	76,401,700
Stock-based compensation	593,333	593	821,116	-	-	-	821,709
Transfer to statutory reserve	-	-	-	246,768	(246,768)	-	-
Net loss for the year	-	-	-	-	(19,997,323)	-	(19,997,323)
Foreign currency translation adjustment	-	-	-	-	-	546,662	546,662
Balance, December 31, 2012 (Audited)	9,993,549	9,993	23,266,776	6,737,368	23,229,743	4,528,868	57,772,748
Stock-based compensation	-	-	6,147	-	-	-	6,147
Net income for the three months	-	-	-	-	560,974	-	560,974
Foreign currency translation adjustment	-	-	-	-	-	437,833	437,833
Balance, March 31, 2013 (Unaudited)	9,993,549	$9,993	$23,272,923	$6,737,368	$23,790,717	$4,966,701	$58,777,702

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$560,974	$2,167,415
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest	(449,075)	-
Deferred tax assets	360,387	516,128
Depreciation and amortization	458,931	456,376
Recognition of deferred research and development expenses	796,001	791,127
Stock-based compensation	6,147	43,282
Changes in operating assets and liabilities:
Accounts receivable	5,457,403	716,639
Inventories	(562,015)	428,007
Deposits and other receivables	(764,161)	43
Accounts payable and accrued expenses	507,140	1,761,799
Value-added tax payable	(170,796)	(67,397)
Income tax payable/recoverable	(21,547)	(1,065,938)
Exchange difference	-	(901)
Net cash provided by operating activities	6,179,389	5,746,580

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,352)	-
Payment for acquisition of Shaanxi Weinan	-	(822,173)
Net cash (used in) investing activities	(4,352)	(822,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to a related party	(1,592,002)	-
Net cash (used in) financing activities	(1,592,002)	-

Effective of exchange rate changes on cash and cash equivalents	115,013	74,062

Net increase in cash and cash equivalents	4,698,048	4,998,469

Cash and cash equivalents, beginning balance	1,759,078	16,971,789
Cash and cash equivalents, ending balance	$6,457,126	$21,970,258

SUPPLEMENTAL DISCLOSURES:
Interest received	$6,945	$-
Interest payments	$93,132	$-
Income tax payments	$188,745	$1,660,292

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

The consolidated balance sheets and certain comparative information as of December 31, 2012 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2012 (“2012 Annual Financial Statements”), included in the Company’s 2012 Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with the 2012 Annual Financial Statements.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, impairment, inventory allowance, taxes and contingencies.

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	March 31,	December 31,
	2013	2012

Raw materials	$425,203	$405,900
Work in process	219,440	125,007
Finished goods	513,331	193,145
Goods in transit	256,488	123,083
	$1,414,462	$847,135

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	March 31,	December 31,
	2013	2012

Buildings	$3,559,116	$3,539,652
Building improvements	1,980,672	1,969,840
Machinery & equipment	1,178,193	1,167,414
Furniture & fixtures	67,108	66,741
Vehicle	130,918	130,202
Construction in progress	2,095,423	2,083,964
	9,011,430	8,957,813
Less: Accumulated depreciation	(2,099,196)	(1,977,292)
	$6,912,234	$6,980,521

As of March 31, 2013 and December 31, 2012, all buildings of Aoxing Pharmaceutical and Shaanxi Weinan have been pledged to a financial institution in the PRC to secure short term bank loans (note 5).

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairment of intangible assets have been identified for the three months ended March 31, 2013 and 2012. The Company’s land use rights will expire between 2053 and 2056. The Company’s proprietary technologies, including drug approvals and permits, were mainly contributed by four ex-owners of Aoxing Pharmaceutical and acquired from Shaanxi Weinan acquisition in last year. All of the Company’s intangible assets are subject to amortization with estimated useful lives of:

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	March 31,	December 31,
	2013	2012

Land use rights	$3,448,863	$3,430,002
Proprietary technologies	8,962,142	8,913,131
	12,411,005	12,343,133
Less: Accumulated amortization	(3,553,335)	(3,206,694)
	$8,857,670	$9,136,439

The estimated future amortization expenses related to intangible assets as of March 31, 2013 are as follows:

Years Ending December 31,
2013 (9 months)	$1,039,923
2014	1,386,564
2015	1,386,564
2016	1,386,564
2017	173,214
Thereafter	3,484,841

As of March 31, 2013 and December 31, 2012, all land use rights of Aoxing Pharmaceutical and Shaanxi Weinan are pledged to a financial institution in the PRC to secure short term bank loans (note 5).

Recent accounting pronouncements

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

As of March 31, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	March 31,	December 31,
	2013	2012

Current portion
Deposits paid for research and development of new medicine - note 9b)	$2,390,781	$3,170,275
Deposits paid for advertising	1,243,206	475,542
Other receivables*	4,117,372	4,094,856
Prepaid expenses and other receivables	$7,751,359	$7,740,673

Non-current portion
Deposits paid to former equity holders of Shaanxi Weinan to acquire drug approval numbers - note 11)	$8,766,198	$8,718,258
	$8,766,198	$8,718,258

* Other receivables are mainly from the two land use rights disposed in year 2011.

Note 4 – LOAN RECEIVABLES

On November 20, 2012, the Company advanced RMB 60 million ($9.5 million) to a third party as a commercial loan, interest bearing at 13% per annum. The principal and interest are to be repaid on December 31, 2013. As at March 31, 2013 and December 31, 2012, carrying amount of the loan receivables approximate its fair value due to short maturity.

Note 5 – SHORT-TERM BANK LOANS

Short-term bank loans consists of the followings:

		Balance as at
Inception date	Details	March 31, 2013	December 31, 2012

October 24, 2012	RMB 10,000,000, one year term loan, annual interest rate at7.80%	$1,593,854	$1,585,137
November 8, 2012	RMB 10,000,000, one year term loan, annual interest rate at7.80%	1,593,854	1,585,138
December 5, 2012	RMB 10,000,000, one year term loan, annual interest rate at7.80%	1,593,854	1,585,138
	Total	$4,781,562	$4,755,413

These loans are secured by (i) personal guarantee executed by a major shareholder of the Company and (ii) pledge of all buildings and land use rights of Aoxing Pharmaceutical and Shaanxi Weinan.

As of March 31, 2013 and December 31, 2012, the carrying amount of the short-term bank loans approximates the fair values due to short maturity.

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

(a) Common stock

As of March 31, 2013 and December 31, 2012, the Company has 100,000,000 shares of common stock authorized, 9,993,549 shares issued and outstanding at par value of $0.001 per share.  The Company did not issue any shares of common stock during the three months ended March 31, 2012.

(b) Warrants

As at March 31, 2013 and December 31, 2012, the Company has 195,784 warrants outstanding, with weighted average exercise price of $8.67.

The following table summarizes the Company’s outstanding warrants as of March 31, 2013 and December 31, 2012.

		Outstanding as at,
Expiry date	Exercise Price	March 31, 2013	December 31, 2012
May 31, 2013	6.00	18,333	18,333
June 30, 2014	8.22	10,784	10,784
November 1, 2014*	9.00	166,667	166,667
		195,784	195,784

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

The following tables summarize activities for the Company’s options for the three months ended March 31, 2013 and the year ended December 31, 2012.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2011	362,222	8.22	2.94
Granted, April 20, 2012	24,000	1.68	4.27
Balance, December 31, 2012	386,222	7.81	2.08
Balance, March 31, 2013	386,222	7.81	1.83

Vested as at December 31, 2012	357,777	7.40	1.59
Vested as at March 31, 2013	357,777	7.40	1.37

Unvested as at December 31, 2012	28,445	2.64	3.80
Unvested as at March 31, 2013	28,445	2.64	3.55

The Company recognized $6,147 and $43,282 as stock-based compensation expense, which was included in general and administrative expense, during the three months ended March 31, 2013 and 2012.  Stock-based compensations has been fully recognized as at March 31, 2013.

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the three months ended March 31, 2013 and 2012, and has recorded income tax provision for the periods.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the three months ended March 31, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2013 and December 31, 2012, the Company’s VIE had allocated $6,737,368 to these non-distributable reserve funds.

Note 9 - COMMITMENTS

a)	Research and Development on clinical trials

The Company has previously entered into three agreements with certain research institutes to conduct clinical trials for two new and one existing drug.  The Company’s total commitment for these agreements is approximately $2.1 million.  As at March 31, 2013 and December 31, 2012, the Company’s total accumulated progress payment towards these clinical trials were approximately $1.3 million.  Upon completion of these clinical trials, the company will be obligated to pay approximately an additional $0.8 million.

b)	Capital commitments

In December 2010, the Company entered into an agreement with a research institution to jointly develop a new drug for treatment of cardiovascular disease.  The development is to be carried out by the research institute.  Pursuant to the agreement, the Company’s total commitment is $11.5 million, in exchange for 60% share of the intellectual property upon successful development of the drug.  In the event that the research institute fail to successfully develop the drug, the Company’s contribution is fully refundable.  As at March 31, 2013 and December 31, 2012, the Company’s total accumulated contribution was approximately $8.8 million.  The Company is obligated to contribute approximately an additional $2.7 million in January 2014.

Note 10 - SEGMENT INFORMATION

For the three months ended March 31, 2013 and 2012, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and disclosure through the date of financial statements was issued.

On March 11, 2013, Aoxing Pharmaceutical entered into an agreement with all the former equity holders (“Former Equity Holders”) of Shaanxi Weinan, to acquire 13 drug approval numbers for total consideration of RMB 55 million (approximately $8.7 million) and 1,602,564 shares of the Company’s common stock. Full amount of RMB 55 million (approximately $8.7 million) has been paid up to December 31, 2012 as deposits (note 3).  The transaction has been completed in April 2013.

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

You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report as well as the audited financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K, as amended to date, for the fiscal year ended December 31, 2012.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

In October 2011, Aoxing Pharmaceutical entered into a Share Transfer Agreement to acquire Shaanxi Weinan Huaren Pharmaceuticals, Ltd. (“Shaanxi Weinan”) from the holders of 100% of equity interests in Shaanxi Weinan. The aggregate purchase price is RMB 61 million (approximately $9.55 million) in cash and payable in several tranches.

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

We currently manufacture and sell 20 over-the-counter (“OTC”) medicines, prescription-based pharmaceuticals, and health products, which are sold and distributed in over 25 provinces and provincial-level cities throughout China. We also have exclusive supply contract with a hospital to supply three pharmaceutical products.  Our best-selling product, Xin Aoxing Oleanolic Acid Capsule (“Xin Aoxing Capsule”), is a state-approved OTC drug for treatment of Hepatitis B.

Recent Developments

On March 11, 2013, Aoxing Pharmaceutical entered into a supplemental agreement to the Share Transfer Agreement with all the former equity holders of Shaanxi Weinan to acquire 13 drug approval numbers which were excluded from the Share Transfer Agreement due to incomplete reregistration.  Following the execution of the supplemental agreement, the Company will acquire the ownership of the 13 drug approval numbers for which reregistration has been completed. The aggregate purchase price is RMB 66 million (approximately $10.6 million) for the 13 drug approval numbers, of which RMB 30 million (approximately $4.8 million) was paid on November 26, 2012, RMB 25 million (approximately $4.0 million) was paid on December 31, 2012 and the balance of RMB 11 million (approximately $1.8 million) were paid in the Company’s common stock. Based on an agreed issuance price of $1.10 per share, RMB 11 million is equivalent to 1,602,564 shares of common stock of the Company. The Company completed this acquisition in April 2013.

Gel Capsule Related Developments (the “Capsule Incident”)

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

On July 30, 2012, the SFDA approved the Company’s resumption of sales of its gel capsules following a thorough inspection of raw materials used in every production category, all samples of drugs sold and the current product inventory. However, the suspension of sales of gel capsule products severely affected all China-based pharmaceutical companies that use gelatin capsules to manufacture their drugs.  Negative publicity associated with the Capsule Incident continues to affect consumer’s confidence of capsule products.

Results of Operations

Net Sales

For the three months ended March 31, 2013, total net sales decreased by approximately $3.8 million or 23.9% compared to the same period in 2012.  The decrease is mainly attributed to the decrease in sales volume of Aoxing Pharmaceutical’s capsule products, offset by the sales of several newly introduced products. The following table illustrates our sales results for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,		Increase (Decrease) due to changes in
	2013	2012	Product offering	Sales volume	Sales price
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$5,443,928	$10,388,009	$-	$(5,438,584)	$494,503
Other Aoxing Pharmaceutical products	2,502,174	3,315,975	-	(667,068)	(146,733)
New product	110,155	-	110,155	-	-
Temporarily discontinued (4 products)	-	622,840	(622,840)	-	-
Sub-total	8,056,257	14,326,824	(512,685)	(6,105,652)	347,770

Shaanxi Weinan Products
Shaanxi Weinan products	1,639,478	1,563,653		177,100	(101,275)
New products (5 products)	443,736	-	443,736	-	-
Sub-total	2,083,214	1,563,653	443,736	177,100	(101,275)

Hospital products	1,952,438	-	1,952,438	-	-

Medical device	-	9,064	(9,064)	-	-

Total sales	$12,091,909	$15,899,541	$1,874,425	$(5,928,552)	$246,495

Sales of our products under the Aoxing Pharmaceutical brand decreased by approximately $6.3 million, or 43.8%, for the three months ended March 31, 2013, compared to the same period in 2012.  The decrease is mainly attributable to the decrease in sales volume of our flagship product, Xin Aoxing Capsule, as well as other Aoxing Pharmaceutical products as a result of the Capsule Incident discussed above.  Decrease in sales of other Aoxing Pharmaceutical products was also attributable to increased competition from similar products.  During the three months ended March 31, 2013, we have introduced one product and temporarily discontinued four products. The products were temporarily discontinued due to expiration of their drug approval numbers, and, reregistration of the approval numbers were still pending as at March 31, 2013.

Sales of Shaanxi Weinan’s products increased by approximately $0.5 million or 33.2% for the three months ended March 31, 2013 compared to the same period in 2012.  The increase is attributable to an increase in sales volume and introduction of five new products since the second quarter in 2012.

We have also begun selling three new products exclusively to a local hospital since the third quarter in 2012.  These products accounted for approximately $2.0 million of our total net sales for the three months ended March 31, 2013.

Cost of sales

Compared to the same period in 2012, cost of sales decreased by about $0.3 million or 6.7% for the three months ended March 31, 2013.  This decrease is mainly due to the decrease in net sales and the temporarily discontinuation of several products, offset by cost of sales for the new hospital products.  The following table summarizes our cost of goods sold for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Increase (Decrease) due to changes in
	2013	2012	Product offering	Sales volume	Product cost
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$1,367,670	$2,135,507	$-	$(1,366,327)	$598,490
Other Aoxing Pharmaceutical products	1,666,223	1,895,158	-	(407,200)	178,265
New Product	79,659	-	79,659	-	-
Temporarily discontinued (4 products)	-	302,490	(302,490)	-	-
Sub-total	3,113,552	4,333,155	(222,831)	(1,773,527)	776,755

Shaanxi Weinan Products
Shaanxi Weinan products	703,896	723,568	-	76,770	(96,442)
New Products (5 products)	191,827	-	191,827	-	-
Sub-total	895,723	723,568	191,827	76,770	(96,442)

Hospital products	1,393,744	-	1,393,744	-	-

Medical device	-	6,427	(6,427)	-	-

Total cost of sales	$5,403,019	$5,063,150	$1,356,313	$(1,696,757)	$680,313

There was an average increase of 10.1% in the unit cost of our products, for the three months ended March 31, 2013 as compared to the same period in 2012.  The increase is attributable to increase in the cost of raw material and labor.

For the three months ended March 31, 2013, average unit cost of Xin Aoxing Capsule increased by 28.0%, compared to the same period in 2012, as we included additional products as promotional items, in addition to the increased cost of raw material and labor. Average unit cost of other Aoxing Pharmaceutical products increased by 8.3% as a result of increase in cost of raw material and labor.

Average unit cost of Shaanxi Weinan products decreased by 14.5% for the three months ended March 31, 2013, as compared to the same period in 2012.  The decrease was due to more effective control of material purchase and production management.

Cost margin of our hospital products was 71.4% for the three months ended March 31, 2013.  Management believes that we may lower the average cost of these products as we increase our sales and utilize economy of scale.

Gross Profit

Gross profit decreased by approximately $4.1 million or 38.3% for the three months ended March 31, 2013, as compared to the same period in 2012. The decrease in gross profit was due primarily to the decrease in sales volume and increase in unit cost of our products.

	Three Months Ended March 31,
	2013		2012
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin%
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$4,076,258	74.9%	$8,252,502	79.4%
Other Aoxing Pharmaceutical products	835,951	33.4%	1,420,817	42.8%
New Product	30,496	27.7%	-	-
Temporarily discontinued (4 products)	-	-	320,350	51.4%
Sub-total	4,942,705	61.4%	9,993,669	69.8%

Shaanxi Weinan Products
Shaanxi Weinan products	935,582	57.1%	840,085	53.7%
New Product (5 products)	251,909	56.8%	-	-
Sub-total	1,187,491	57.0%	840,085	53.7%

Hospital products	558,694	28.6%	-	-

Medical device	-	-	2,637	29.1%

Total gross profit	$6,688,890	55.3%	$10,836,391	68.2%

The overall gross profit margin decreased to 55.3% for the three months ended March 31, 2013 from 68.2% for the same period in 2012 mainly because of the increase in the cost of labor and raw material for the three months ended March 31, 2013.  The decrease is also due to significant change in the sales of our product mix.  Xin Aoxing Capsule, our highest gross profit margin product, contributed 61% to total gross profit for the three months ended March 31, 2013, as compared to 76% during the same period in 2012.

Operating Expenses

	Three Months Ended March 31,
	2013		2012
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$1,886,681	15.6%	$2,848,933	17.9%	(33.8%)
Selling expenses	2,197,346	18.2%	2,907,801	18.3%	(24.4%)
General and administrative expenses	1,071,601	8.9%	1,057,424	6.7%	1.3%
Research and development expenses	796,001	6.6%	791,127	5.0%	0.6%
Total operating expenses	$5,951,629	49.2%	$7,605,285	47.8%	(21.7%)

Total operating expense decreased by approximately $1.7 million or 21.7% for the three months ended March 31, 2013, as compared to the same period in 2012.  The decrease is attributable to decrease in advertising and selling expenses.

Advertising expenses accounted for 15.6% and 17.9% of our total sales for the three months ended March 31, 2013 and 2012.  The decrease of approximately $1 million or 33.8% is due to decrease in advertising activities as a result of the temporary discontinuation of several of our products.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  Overall decrease was approximately $0.7 million or 24.4%.  The decrease is consistent with the decrease in our sales during the three months ended March 31, 2013 as compared to the same period in 2012.

General and administrative expenses consist of fixed cost such as salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  For the three months ended March 31, 2013 and 2012, general and administrative expenses were approximately $1.1 million.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones.  We incurred a total of approximately $0.8 million in research and development expenses for the three months ended March 31, 2013 and 2012, respectively.  Our current research developments are in connection with three ongoing clinical trials for two new products and one existing products, and a joint development of a new drug with a research institution.

Provision for Income Taxes

For the three months ended March 31, 2013 and 2012, our income tax expense was approximately $0.5 and $1.1 million.  The effective tax rates, taking into consideration differences in allowable deductions, and changes in valuation allowances, were 51.5% and 30.6%, for the three months ended March 31, 2013 and 2012, respectively. The uniform corporate income tax rate is 25% in China. The calculation of effective tax rate include the operating results of all our subsidiaries, including the U.S. corporate company.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of approximately $6.5 million and net working capital of approximately $30.9 million.  We expect to generate sufficient cash and cash equivalents from the realization of our accounts receivables of $16.5 million and maturity of the loan receivables of $10 million.  We believe our existing cash and cash equivalents and net working capital as at March 31, 2013, as well as net cash inflows during the next two quarters will be sufficient to maintain our operations at present level for at least the next twelve months.

As at March 31, 2013, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

Net cash provided by operating activities for the three months ended March 31, 2013 was approximately $6.2 million. This was primarily due to our net income of approximately $0.6 million, adjusted by a non-cash decrease in deferred tax assets of approximately $0.4 million, and non-cash related expenses including depreciation and amortization of approximately $0.5 million, and research and development expenses of approximately $0.8 million, offset by non-cash accrued interest income of $0.4 million and a net increase in working capital items of approximately $4.4 million. The net increase in working capital items was mainly due to decrease in accounts receivable and increase in accounts payable and accrued expenses, offset by increase in inventories, prepaid expenses and decrease in value added taxes payable.

Net cash used in financing activities for the three months ended March 31, 2013 was approximately $1.6 million, consisting repayment of an advance from a related party.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2013:

	Payments due by period ($ million)
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Short-term bank loan	$4.8	$4.8	$-	-	-
Research and development contracts	3.5	0.8	2.7	-	-
Total contractual obligations	$8.3	$5.6	$2.7	-	-

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer (the “Certifying Officers”), have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Certifying Officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective such that the material information required to be filed with our SEC reports is recorded, processed, summarized, and reported within the required time periods specified in the SEC rules and forms.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the Company’s current report on Form 8-K filed with the SEC on March 15, 2013, the Company issued an aggregate of 1,602,564 shares of common stock to the former equity holders of Shaanxi Weinan Huaren Pharmaceuticals., Ltd. in connection with the acquisition of 13 drug approval numbers. The sale and issuance of the Company common stock were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation S promulgated thereunder. The former equity holders represented their intention to acquire the Company’s common stock for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends will be affixed to the stock certificates. The former equity holders further represented they are not U.S. persons and that they will only resell the Company’s common stock in accordance with the provisions of Regulation S. Neither the Company nor anyone acting on the Company’s behalf offered or sold the Company’s common stock by any form of general solicitation or general advertising.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.   Mine safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation filed with the corporate secretary of State of the State of Maryland on March 27, 2007 (1)
3.2	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on August 1, 2007 (1)
3.3	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on September 14, 2007 (1)
3.4	Certificate of Designation for the Series B Convertible Preferred Stock as filed with the corporate secretary of State of Maryland on November 2, 2009 (2)
3.5	Articles of Amendment to the Articles of Incorporation of Biostar Pharmaceuticals, Inc. (3)
3.6	Bylaws (1)
4.1	2009 Incentive Stock Plan ** (4)
4.2	2011 Stock Option Compensation Plan (5)**
4.3	2012 Stock Option Compensation Plan (6) **
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

* Filed herewith.
** Management agreement or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2012.
(4)	Incorporated by reference from the Company’s Schedule 14A filed with the SEC on October 1, 2010.
(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the SEC on August 17, 2012.
(6)	Incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed with the SEC on September 21, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC.

Date: May 15, 2013	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Qinghua Liu
Qinghua Liu Interim Chief Financial Officer (Principal Financial and Accounting Officer)