Form 10-Q
period 2013-06-30
Biostar Pharmaceuticals, Inc.
filed 2013-08-19
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: June 30, 2013
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

The Company had 11,596,113 shares issued and outstanding as of August 16, 2013.

TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$9,951,153	$1,759,078
Accounts receivable, net of allowance for doubtful accounts of $3,721,261 (2012/12/31: $3,645,817)	13,478,205	21,851,412
Inventories - note 2)	1,744,982	847,135
Deposits and other receivables - note 3)	5,635,737	7,740,673
Income tax recoverable	161,247	265,007
Loan receivables - note 4)	10,475,207	9,510,826
Total Current Assets	41,446,531	41,974,131

Non-current Assets
Deposits - note 3)	-	8,718,258
Deferred tax assets - note 7)	3,508,560	3,665,951
Property and equipment, net - note 2)	7,876,513	6,980,521
Intangible assets, net - note 2)	18,354,739	9,136,439

Total Assets	$71,186,343	$70,475,300

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$5,542,855	$5,732,329
Short-term bank loans - note 5)	4,853,820	4,755,413
Due to a related party	-	1,585,138
Value-added tax payable	438,591	629,672
Total Current Liabilities	10,835,266	12,702,552

Commitment and contingencies- note 9)

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 11,596,113 and 9,993,549 shares issued and outstanding as at June 30, 2013 and December 31 - note 6)	11,596	9,993
Additional paid-in capital	24,633,499	23,266,776
Statutory reserve - note 8)	6,737,368	6,737,368
Retained earnings	23,059,737	23,229,743
Accumulated other comprehensive income	5,908,877	4,528,868
Total Stockholders' Equity	60,351,077	57,772,748

Total Liabilities and Stockholders' Equity	$71,186,343	$70,475,300

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Sales, net	$14,650,854	$8,159,248	$26,742,763	$24,058,789
Cost of sales	7,771,404	3,586,243	13,174,423	8,649,393
Gross profit	6,879,450	4,573,005	13,568,340	15,409,396

Operating expenses:
Advertising expenses	2,550,271	4,389,657	4,436,952	7,244,982
Selling expenses	2,621,288	2,343,053	4,818,634	5,244,462
Compensation paid to customers	-	7,904,513	-	7,904,513
General and administrative expenses	1,458,818	1,383,843	2,536,566	2,484,549
Research and development expenses	805,613	789,776	1,601,614	1,580,903
Impairment of intangible assets	238,192	-	238,192	-
Total operating expenses	7,674,182	16,810,842	13,631,958	24,459,409

(Loss) from operations	(794,732)	(12,237,837)	(63,618)	(9,050,013)

Other income (expense)
Interest income	331,404	96,006	786,635	191,700
Interest expense	(99,521)	(17,099)	(195,209)	(32,134)
Other	635	198	(1,463)	446
	232,518	79,105	589,963	160,012

(Loss) before income taxes	(562,214)	(12,158,732)	526,345	(8,890,001)

Provision for income tax (recovery)	168,766	(2,676,180)	696,351	(1,574,864)

Net (Loss) Income	(730,980)	(9,482,552)	$(170,006)	$(7,315,137)

Foreign currency translation adjustment	942,176	42,821	1,380,009	298,281

Comprehensive Income (Loss)	$211,196	$(9,439,731)	$1,210,003	$(7,016,856)

Net (loss) income per share Basic and diluted	$(0.06)	$(1.01)	$(0.02)	$(0.78)

Weighted average number of common shares outstanding Basic and diluted	11,560,501	9,400,216	10,777,025	9,400,216

 The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock - note (6)		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Reserve	Earnings	Income	Equity
Balance, December 31, 2011 (Audited)	9,400,216	9,400	22,445,660	6,490,600	43,473,834	3,982,206	76,401,700
Stock-based compensation	593,333	593	821,116	-	-	-	821,709
Transfer to statutory reserve	-	-	-	246,768	(246,768)	-	-
Net loss for the year	-	-	-	-	(19,997,323)	-	(19,997,323)
Foreign currency translation adjustment	-	-	-	-	-	546,662	546,662
Balance, December 31, 2012 (Audited)	9,993,549	9,993	23,266,776	6,737,368	23,229,743	4,528,868	57,772,748
Stock-based compensation	-	-	6,147	-	-	-	6,147
Shares issued to acquire intangible assets	1,602,564	1,603	1,360,576	-	-	-	1,362,179
Net loss for the six months	-	-	-	-	(170,006)	-	(170,006)
Foreign currency translation adjustment	-	-	-	-	-	1,380,009	1,380,009
Balance, June 30, 2013 (Unaudited)	11,596,113	$11,596	$24,633,499	$6,737,368	$23,059,737	$5,908,877	$60,351,077

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(170,006)	$(7,315,137)
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest	(759,824)	-
Deferred tax assets	230,899	(1,815,094)
Depreciation and amortization	1,223,460	912,513
Recognition of deferred research and development expenses	1,601,614	1,580,903
Stock-based compensation	6,147	71,358
Credits to accounts receivable as compensation to customers	-	7,904,513
Impairment of intangible assets	238,192	-
Changes in operating assets and liabilities:
Accounts receivable	8,736,339	3,727,917
Inventories	(871,434)	535,421
Deposits and other receivables	640,646	43
Accounts payable and accrued expenses	(304,802)	(129,305)
Value-added tax payable	(202,051)	(752,786)
Income tax payable/recoverable	108,142	(1,997,695)
Exchange difference	-	898
Net cash provided by operating activities	10,477,322	2,723,549

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,378)	(13,819)
Additions to construction in progress	(950,674)	-
Payment for acquisition of Shaanxi Weinan	-	(822,173)
Compensation received for disposed land use rights	-	553,876
Net cash (used in) investing activities	(955,052)	(282,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short term loan	-	(791,176)
Repayment to a related party	(1,601,614)	-
Net cash (used in) financing activities	(1,601,614)	(791,176)

Effective of exchange rate changes on cash and cash equivalents	271,419	87,548

Net increase in cash and cash equivalents	8,192,075	1,737,805

Cash and cash equivalents, beginning balance	1,759,078	16,971,789
Cash and cash equivalents, ending balance	$9,951,153	$18,709,594

SUPPLEMENTAL DISCLOSURES:
Interest received	$26,811	$-
Interest payments	$(189,359)	$-
Income tax payments	$(559,441)	$(2,243,098)

In April 2013, the Company acquired 13 drug approval numbers with aggregate consideration of approximately $10.2 million (note 1), consisting of approximately $8.8 million cash previously paid, which was previously classified as a deposit on December 31, 2012 (note 3), and 1,602,564 shares of the Company’s common stock valued at approximately $1.4 million (note 6a).

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

Following to the change in registered owners of Aoxing Pharmaceutical on July 9, 2010, a set of new Agreements had been entered into with all the then existing registered owners of Aoxing Pharmaceutical on the same day.

The Agreements dated July 9, 2010 were merely replacement of the Agreements dated November 1, 2007 and therefore, there was no significant change in the contractual terms between the Agreements dated July 9, 2010 and November 1, 2007. The then existing registered owners of Aoxing Pharmaceutical, Shaanxi Biostar and Biostar had mutually agreed that no consideration would be paid / payable upon the execution of the Agreements on July 9, 2010. The interest of Biostar in Aoxing Pharmaceutical was not and would not be affected by the replacement for the Agreements.

Following to the change in registered owners of Aoxing Pharmaceutical on May 15, 2013, a set of new Agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical on the May 24, 2013.

The Agreements dated May 24, 2013 are merely replacement of the Agreements dated July 9, 2010 and therefore, there is no significant change in the contractual terms between the Agreements dated May 24, 2013, July 9, 2010 and November 1, 2007. The existing registered owners of Aoxing Pharmaceutical, Shaanxi Biostar and Biostar had mutually agreed that no consideration would be paid / payable upon the execution of the Agreements on May 23, 2013. The interest of Biostar in Aoxing Pharmaceutical was not and would not be affected by the replacement for the Agreements.

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

In October 2011, Aoxing Pharmaceutical entered into and completed a Share Transfer Agreement (the “Weinan Share Transfer Agreement”) to acquire Shaanxi Weinan Huaren Pharmaceuticals, Ltd. (“Shaanxi Weinan”) from the holders of 100% of equity interests in Shaanxi Weinan.  Therefore, Shaanxi Weinan became a wholly owned subsidiary of Aoxing Pharmaceutical. Shaanxi Weinan is engaged in manufacturing of drugs and health products.

In April 2013, Aoxing Pharmaceutical executed a supplemental agreement to the Weinan Share Transfer Agreement (the “Weinan Supplemental Agreement”) with all the former equity holders of Shaanxi Weinan to acquire 13 drug approval numbers which were excluded from the Weinan Share Transfer Agreement due to incomplete reregistration.  The Company acquired ownership of the 13 drug approval numbers for which reregistration has been completed in April 2013. The aggregate purchase price was approximately $10.2 million, consisting of approximately $8.8 million in cash and 1,602,564 shares of the Company’s common stock, valued at approximately $1.4 million.

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

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	June 30,	December 31,
	2013	2012

Raw materials	$941,892	$405,900
Work in process	56,825	125,007
Finished goods	297,468	193,145
Goods in transit	448,797	123,083
	$1,744,982	$847,135

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

 Property and equipment consisted of the following:

	June 30,	December 31,
	2013	2012

Buildings	$3,612,900	$3,539,652
Building improvements	2,010,603	1,969,840
Machinery & equipment	1,195,997	1,167,414
Furniture & fixtures	68,122	66,741
Vehicle	132,896	130,202
Construction in progress	3,087,453	2,083,964
	10,107,971	8,957,813
Less: Accumulated depreciation	(2,231,458)	(1,977,292)
	$7,876,513	$6,980,521

As of June 30, 2013 and December 31, 2012, all buildings of Aoxing Pharmaceutical and Shaanxi Weinan have been pledged to a financial institution in the PRC to secure short term bank loans (note 5).

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

Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. The Company has recorded impairment charges of $238,192 for the three and six months ended June 30, 2013.

The components of finite-lived intangible assets are as follows:

	June 30,	December 31,
	2013	2012

Land use rights	$3,500,981	$3,430,002
Proprietary technologies	19,099,267	8,913,131
	22,600,248	12,343,133
Less: Accumulated amortization	(4,245,509)	(3,206,694)
	$18,354,739	$9,136,439

 In April 2013, the Company acquired 13 drug approval numbers from former equity holders of Shaanxi Weinan with total consideration of approximately $10.2 million (note 1).

The estimated future amortization expenses related to intangible assets as of June 30, 2013 are as follows:

Years Ending December 31,
2013 (6 months)	$1,038,815
2014	2,077,630
2015	2,077,630
2016	2,077,630
2017	1,192,356
Thereafter	9,890,678

As of June 30, 2013 and December 31, 2012, all land use rights of Aoxing Pharmaceutical and Shaanxi Weinan are pledged to a financial institution in the PRC to secure short term bank loans (note 5).

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

As of June 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	June 30,	December 31,
	2013	2012

Current portion
Deposits paid for research and development of new medicine - note 9b)	$1,617,940	$3,170,275
Deposits paid for advertising	-	475,542
Other receivables*	4,017,797	4,094,856
Prepaid expenses and other receivables	$5,635,737	$7,740,673

Non-current portion
Deposits paid to former equity holders of Shaanxi Weinan to acquire drug approval numbers - note 1)	$-	$8,718,258

* Other receivables are mainly receivable from the two land use rights disposed in year 2011.

Note 4 – LOAN RECEIVABLES

On November 20, 2012, the Company advanced RMB 60 million ($9.5 million) to a third party as a commercial loan, interest bearing at 13% per annum. The principal and interest are to be repaid on December 31, 2013. As at June 30, 2013 and December 31, 2012, carrying amount of the loan receivables approximate its fair value due to short maturity.

Note 5 – SHORT-TERM BANK LOANS

Short-term bank loans consists of the followings:

		Balance as at
Inception date	Details	June 30, 2013	December 31, 2012

October 24, 2012	RMB 10,000,000, one year term loan, annual interest rate at 7.80%	$1,617,940	$1,585,137
November 8, 2012	RMB 10,000,000, one year term loan, annual interest rate at 7.80%	1,617,940	1,585,138
December 5, 2012	RMB 10,000,000, one year term loan, annual interest rate at 7.80%	1,617,940	1,585,138
	Total	$4,853,820	$4,755,413

These loans are secured by (i) personal guarantee executed by a major shareholder of the Company and (ii) pledge of all buildings and land use rights of Aoxing Pharmaceutical and Shaanxi Weinan.

As of June 30, 2013 and December 31, 2012, the carrying amount of the short-term bank loans approximates the fair values due to short maturity.

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

(a) Common stock

As of June 30, 2013 and December 31, 2012, the Company has 100,000,000 shares of common stock authorized, 11,596,113 and 9,993,549 shares issued and outstanding at par value of $0.001 per share.

In April 2013, the Company issued 1,602,564 shares of common stock in connection with the execution of the Weinan Supplemental Agreement, to acquire 13 drug approvals from the former equity holders of Shaanxi Weinan. (Note 1).  These shares were valued at $1,362,179 or $0.85 per share, representing the fair value of the shares at the date of the execution of the Weinan Supplemental Agreement.

(b) Warrants

As at June 30, 2013 and December 31, 2012, the Company has 177,451 and 195,784 warrants outstanding, with weighted average exercise price of $8.95 and $8.67, respectively.

The following table summarizes the Company’s outstanding warrants as of June 30, 2013 and December 31, 2012.

		Outstanding as at,
Expiry date	Exercise Price	June 30, 2013	December 31, 2012
May 31, 2013	$6.00	-	18,333
June 30, 2014	8.22	10,784	10,784
November 1, 2014*	9.00	166,667	166,667
		177,451	195,784

* The Company has the right at any time, on at least forty-five (45) day written notice, to redeem the outstanding warrants at a price of three cent ($0.03) per share provided the market price of the Company’s common stock equals to or exceeds $13.5 on each trading day for twenty (20) consecutive trading days ending on the trading day prior to the date that the Company intends to redeem the warrants.

(c) Stock Options

In April 2012, the Company issued 24,000 stock options under the 2011 Stock Plan to one of its officers at the exercise price of $1.68 per share. The options vest in one year and expire in five years.

The following tables summarize activities for the Company’s stock options for the six months ended June 30, 2013 and the year ended December 31, 2012.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2011	362,222	8.22	2.94
Granted, April 20, 2012	24,000	1.68	4.27
Balance, December 31, 2012	386,222	7.81	2.08
Balance, Jujne 30, 2013	386,222	7.81	1.59

Vested as at December 31, 2012	357,777	7.40	1.59
Vested as at June 30, 2013	386,222	7.81	1.59

Unvested as at December 31, 2012	28,445	2.64	3.80
Unvested as at June 30, 2013	-	-	-

The Company recognized $nil and $28,076 for the three months ended June 30, 2013 and 2012; and $6,167 and $71,358 for the six months ended June 30, 2013 and 2012 as stock-based compensation expense, which was included in general and administrative expense.  Stock-based compensations has been fully recognized as at June 30, 2013.

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the three and six months ended June 30, 2013 and 2012, and has recorded income tax provision for the periods.

Deferred Tax Assets

The deferred tax assets for the USA operation as at June 30, 2013 and December 31, 2012 consists mainly of net operating loss carry-forwards and for which a full valuation has been provided, as management believes that it is more likely than not that these assets will not be realized in the future.

Components of deferred tax assets in the PRC were as follows:

	June 30,	December 31,
	2013	2012

PRC Tax benefit on net operating loss carry forward	$1,345,244	$1,146,673
Tax effect of temporary differences due to
Taxation book value of long-term assets	$1,425,661	$1,411,563
Provision of bad debts	893,334	875,223
Provision of commission expense	385,875	764,522
Other temporary differences	61,390	198,285
Valuation allowance	(602,944)	(730,315)
Deferred tax asset - PRC	$3,508,560	$3,665,951

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the three and six months ended June 30, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2013 and December 31, 2012, the Company’s VIE had allocated $6,737,368 to these non-distributable reserve funds.

Note 9 - COMMITMENTS

a)	Research and Development on clinical trials

The Company has previously entered into three agreements with certain research institutes to conduct clinical trials for two new and one existing drug.  The Company’s total commitment for these agreements is approximately $2.1 million.  As at June 30, 2013 and December 31, 2012, the Company’s total accumulated progress payment towards these clinical trials were approximately $1.3 million.  Upon completion of these clinical trials, the company will be obligated to pay approximately an additional $0.8 million.

b)	Capital commitments

In December 2010, the Company entered into an agreement with a research institution to jointly develop a new drug for treatment of cardiovascular disease.  The development is to be carried out by the research institute.  Pursuant to the agreement, the Company’s total commitment is $11.5 million, in exchange for 60% share of the intellectual property upon successful development of the drug.  In the event that the research institute fail to successfully develop the drug, the Company’s contribution is fully refundable.  As at June 30, 2013 and December 31, 2012, the Company’s total accumulated contribution was approximately $8.8 million.  The Company is obligated to contribute approximately an additional $2.7 million in January 2014.

Note 10 – RISKS CONCENTRATION

The following tables illustrate the Company’s risks concentration:

Sales and accounts receivable risks concentration
	Percentage of total sales during the				Percentage of total accounts receivable as at
Customer	3 months ended June 30,		6 months ended June 30,		June 30, 2013	December 31, 2012
	2013	2012	2013	2012

A	16%	22%	16%	14%	19%	17%
B	17%	-	17%	-	28%	10%
Total risks concentration	33%	22%	33%	14%	47%	27%

Purchase and accounts payable risks concentration
	Percentage of total purchase during				Percentage of total accounts payable as at
Vendor	3 months ended June 30,		6 months ended June 30,		June 30, 2013	December 31, 2012
	2013	2012	2013	2012

C	21%	54%	19%	4%	26%	59%
D	14%	-	13%	-	17%	-
E	11%	15%	10%	14%	14%	18%
Total risks concentration	46%	69%	42%	18%	57%	77%

Note 11 - SEGMENT INFORMATION

For the three and six months ended June 30, 2013 and 2012, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and disclosure. No significant events occurred subsequent to the June 30, 2013, to the date these consolidated financial statements are filed with the Securities Exchange Commissions that would have a material impact on the Company’s consolidated financial statements.

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

In October 2011, Aoxing Pharmaceutical entered into a Share Transfer Agreement (the “Weinan Share Transfer Agreement”) to acquire Shaanxi Weinan Huaren Pharmaceuticals, Ltd. (“Shaanxi Weinan”) from the holders of 100% of equity interests in Shaanxi Weinan. The aggregate purchase price is RMB 61 million (approximately $9.55 million), in cash and payable in several tranches.

Shaanxi Weinan currently owns drug approvals and permits for a portfolio of 99 drugs and one health product, 86 of which, were added to the Company’s drug portfolio following the completion of this acquisition. The Company completed this acquisition on October 25, 2011, and the name of the acquired company changed to Shaanxi Weinan Aoxing Pharmaceuticals, LLC.  An additional 13 drugs were added in April 2013, as we acquired 13 additional drug approval numbers from former equity holders of Shaanxi Weinan We are in the process of integrating the administration, operation and sales functions of Shaanxi Weinan with those of Aoxing Pharmaceutical.

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

Recent Developments

Weinan Supplemental Share Transfer Agreement

In April 2013, Aoxing Pharmaceutical executed a supplemental agreement to the Weinan Share Transfer Agreement (the “Weinan Supplemental Agreement”) with all the former equity holders of Shaanxi Weinan to acquire 13 drug approval numbers which were excluded from the Weinan Share Transfer Agreement due to the re-registration in process.  The Company acquired ownership of the 13 drug approval numbers for which re-registration has been completed in April 2013. The aggregate purchase price was approximately $10.2 million, consisting of approximately $8.8 million in cash and 1,602,564 shares of the Company’s common stock, valued at approximately $1.4 million.

Gel Capsule Related Developments

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

On July 30, 2012, the SFDA approved the Company’s resumption of sales of its gel capsules following a thorough inspection of raw materials used in every production category, all samples of drugs sold and the current product inventory. However, the suspension of sales of gel capsule products severely affected all China-based pharmaceutical companies that use gelatin capsules to manufacture their drugs.  Negative publicity associated with the foregoing events continues to affect consumer confidence in the PRC of capsule products.

Results of Operations for three and six months ended June 30, 2013

Sales

Three months ended June 30, 2013

For the three months ended June 30, 2013, total net sales increased by approximately $6.5 million or 79.6% compared to the same period in 2012. The increase is mainly attributed to the increase in sales volume, offset by decrease in sales price and introduction of several new products. As discussed above, our sales were significantly affected in the three months ended June 30, 2012 due to the suspension of our capsule products. The following table illustrates our sales results for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Increase (Decrease) due to changes in
	2013	2012	Product offering	Sales volume	Sales price
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$6,109,232	$2,896,049	$-	$6,046,966	$(2,833,783)
Other Aoxing Pharmaceutical products	3,773,195	3,094,539	-	1,249,185	(570,528)
New product	503,589	-	503,589	-	-
Temporarily discontinued (4 products)	-	384,020	(384,020)	-	-
Sub-total	10,386,016	6,374,608	119,569	7,296,151	(3,404,311)

Shaanxi Weinan Products
Shaanxi Weinan products	1,864,267	1,780,045	-	50,725	33,497
New products (5 products)	452,701	-	452,701	-	-
Sub-total	2,316,968	1,780,045	452,701	50,725	33,497

Hospital products	1,947,870	-	1,947,870	-	-

Medical device	-	4,596	(4,596)	-	-

Total sales	$14,650,854	$8,159,249	$2,515,544	$7,346,876	$(3,370,814)

 Sales of our products under the Aoxing Pharmaceutical brand increased by approximately $4.0 million, or 62.9%, for the three months ended June 30, 2013, compared to the same period in 2012. The increase is mainly attributable to the increased in sales volume of our flagship product, Xin Aoxing Oleanolic Acid Capsule, as well as other Aoxing Pharmaceutical products. We also lowered our sale price in order to increase sales. The increase was also attributable to the introduction of one product and a temporary discontinuation of four products since the first quarter in 2013. The products were temporarily discounted due to expiration of their drug approval numbers; and their re-registration was in progress at June 30, 2013.

Sales of Shaanxi Weinan’s product increased by approximately $0.5 million or 30.2% for the three months ended June, 2013 compared to the same period in 2012. The increase is attributable to an increase in sales volume and introduction of new products.

We have also begun sales of three new products that were sold exclusively at a local hospital since the third quarter in 2012. These products accounted for approximately $1.9 million of total net sales for the three months ended June 30, 2013.

Six months ended June 30, 2013

For the six months ended June 30, 2013, total net sales increased by approximately $2.7 million or 11.2% compared to the same period in 2012. The increase is mainly attributed to the increase in sales volume, offset by decrease in sales price and introduction of several new products. As discussed above, our sales were significantly affected in the six months ended June 30, 2012 due to the suspension of our capsule products. The following table illustrates our sales results for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,		Increase (Decrease) due to changes in
	2013	2012	Product offering	Sales volume	Sales price
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$11,553,160	$13,284,058	$-	$608,382	$(2,339,280)
Other Aoxing Pharmaceutical products	6,275,369	6,410,513	-	582,118	(717,262)
New product	613,744	-	613,744	-	-
Temporarily discontinued (4 products)	-	1,006,860	(1,006,860)	-	-
Sub-total	18,442,273	20,701,431	(393,116)	1,190,500	(3,056,542)

Shaanxi Weinan Products
Shaanxi Weinan products	3,503,745	3,343,698	-	227,825	(67,778)
New products (5 products)	896,437	-	896,437	-	-
Sub-total	4,400,182	3,343,698	896,437	227,825	(67,778)

Hospital products	3,900,308	-	3,900,308	-	-

Medical device	-	13,660	(13,660)	-	-

Total sales	$26,742,763	$24,058,789	$4,389,969	$1,418,325	$(3,124,320)

 Sales of our products under the Aoxing Pharmaceutical brand increased by approximately $2.3 million, or 10.9%, for the six months ended June 30, 2013, compared to the same period in 2012.  The increase is mainly attributable to the increased in sales volume of our flagship product, Xin Aoxing Oleanolic Acid Capsule, as well as other Aoxing Pharmaceutical products.  We also lowered our sale price in order to increase sales. The increase is also attributable to the introduced one product and temporarily discontinuation of four products since the first quarter in 2013. The products were temporarily discounted due to expiration of their drug approval numbers; and their re-registration was in progress at June 30, 2013.

Sales of Shaanxi Weinan’s product increased by approximately $1.1 million or 31.6% for the six months ended June, 2013 compared to the same period in 2012. The increase is attributable to an increase in sales volume and introduction of new products.

We have also begun sales of three new products that were sold exclusively at a local hospital since the third quarter in 2012. These products accounted for approximately $3.9 million to total net sales for the six months ended June 30, 2013.

Cost of sales

Three months ended June 30, 2013

Compared to same period in 2012, cost of sales increased by about $4.2 million or 116.7% for the three months ended June 30, 2013.  This increase is mainly due to the increase in net sales and the introduction of the new hospital products.  The following table summarizes our cost of goods sold for the three months ended June, 2013 and 2012:

	Three Months Ended June 30,		Increase (Decrease) due to changes in
	2013	2012	Product offering	Sales volume	Product cost
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$2,369,943	$551,328	$-	$1,563,148	$255,467
Other Aoxing Pharmaceutical products	2,656,677	2,046,167	-	818,991	(208,481)
New product	362,676	-	362,676	-	-
Temporarily discontinued (4 products)	-	172,090	(172,090)	-	-
Sub-total	5,389,296	2,769,585	190,586	2,382,139	46,986

Shaanxi Weinan Products
Shaanxi Weinan products	806,400	813,554	-	18,316	(25,469)
New products (5 products)	188,389	-	188,389	-	-
Sub-total	994,789	813,554	188,389	18,316	(25,469)

Hospital products	1,387,319	-	1,387,319	-	-

Medical device	-	3,104	(3,104)	-	-

Total cost of sales	$7,771,404	$3,586,243	$1,763,190	$2,400,455	$21,517

For the three months ended June 30, 2013, average cost of Xin Aoxing Capsule increased as we included additional products as promotional items.  We were able to lower the average product cost of other Aoxing Pharmaceutical and Shaanxi Weinan products due to more effective control of raw material purchase and production management as well as increased economies of scale.

Cost margin of our hospital products was 71.2% for the three months ended June 30, 2013.  We believe that we may lower the average cost of these products as we increase our sales and utilize economies of scale.

Six months ended June 30, 2013

Compared to same period in 2012, cost of sales increased by about $4.5 million or 52.3% for the six months ended June 30, 2013.  This increase is mainly due to the increase in net sales and the introduction of the new hospital products.  The following table summarizes our cost of goods sold for the six months ended June, 2013 and 2012:

	Six Months Ended June 30,		Increase (Decrease) due to changes in
	2013	2012	Product offering	Sales volume	Product cost
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$3,737,613	$2,686,835	$-	$196,820	$853,958
Other Aoxing Pharmaceutical products	4,322,900	3,941,325	-	411,791	(30,216)
New product	442,335	-	442,335	-	-
Temporarily discontinued (4 products)	-	474,581	(474,581)	-	-
Sub-total	8,502,848	7,102,741	(32,246)	608,611	823,742

Shaanxi Weinan Products
Shaanxi Weinan products	1,510,296	1,537,121		95,086	(121,911)
New products (5 products)	380,216	-	380,216	-	-
Sub-total	1,890,512	1,537,121	380,216	95,086	(121,911)

Hospital products	2,781,063	-	2,781,063	-	-

Medical device	-	9,531	(9,531)	-	-

Total cost of sales	$13,174,423	$8,649,393	$3,119,502	$703,697	$701,831

  For the six months ended June 30, 2013, average cost of Xin Aoxing Capsule increased as we included additional products as promotional items. We were able to lower the average product cost of other Aoxing Pharmaceutical and Shaanxi Weinan products due to more effective control of raw material purchase and production management as well as increased economy of scale.

Cost margin of our hospital products was 71.3% for the six months ended June 30, 2013. We believe that we may lower the average cost of these products as we increase our sales and utilize economies of scale.

Gross Profit

Three months ended June 30, 2013

Gross profit increased by approximately $2.3 million or 50.4% for the three months ended June 30, 2013, as compared to the same period in 2012. The increase in gross profit was due primarily to the increase in sales.

	Three Months Ended June 30,
	2013		2012
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin%
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$3,739,289	61.2%	$2,344,721	81.0%
Other Aoxing Pharmaceutical products	1,116,518	29.6%	1,048,371	33.9%
New Product	140,913	28.0%	-	-
Temporarily discountinued (4 products)	-	-	211,930	55.2%
Sub-total	4,996,720	48.1%	3,605,022	56.6%

Shaanxi Weinan Products
Shaanxi Weinan products	1,057,867	56.7%	966,493	54.3%
New products (5 products)	264,312	58.4%	-	-
Sub-total	1,322,179	57.1%	966,493	54.3%

Hospital products	560,551	28.8%	-	-

Medical device	-	-	1,492	32.5%

Total gross profit	$6,879,450	47.0%	$4,573,007	56.0%

The overall gross profit margin decreased to 47.0% for the three months ended March 31, 2013 from 56.0% for 2012. The decrease is also due to significant change in the sales mix of our products.

Six months ended June 30, 2013

Gross profit decreased by approximately $1.8 million or 11% for the six months ended June 30, 2013, as compared to the same period in 2012. The increase in gross profit was due primarily to the decrease in our sale price.

	Six Months Ended June 30,
	2013		2012
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin%
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$7,815,547	67.6%	$10,597,223	79.8%
Other Aoxing Pharmaceutical products	1,952,469	31.1%	2,469,188	38.5%
New Product	171,409	27.9%	-	-
Temporarily discountinued (4 products)	-	-	532,279	52.9%
Sub-total	9,939,425	53.9%	13,598,690	65.7%

Shaanxi Weinan Products
Shaanxi Weinan products	1,993,449	56.9%	1,806,577	54.0%
New products (5 products)	516,221	57.6%	-	-
Sub-total	2,509,670	57.0%	1,806,577	54.0%

Hospital products	1,119,245	28.7%	-	-

Medical device	-	-	4,129	30.2%

Total gross profit	$13,568,340	50.7%	$15,409,396	64.0%

The overall gross profit margin decreased to 50.7% for the six months ended March 31, 2013 from 64% for 2012. The decrease is also due to significant change in the sales mix of our products.

Operating Expenses

Three months ended June 30, 2013

	Three months ended June 30,
	2013		2012
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$2,550,271	17.4%	$4,389,657	53.8%	(41.9%)
Selling expenses	2,621,288	17.9%	2,343,053	28.7%	11.9%
Compensation paid to customers	-	-	7,904,513	96.9%	(100.0%)
General and administrative expenses	1,458,818	10.0%	1,383,843	17.0%	5.4%
Research and development expenses	805,613	5.5%	789,776	9.7%	2.0%
Impairment of intangible assets	238,192	1.6%	-	-	100.0%
Total operating expenses	$7,674,182	52.4%	$16,810,842	206.0%	(54.3%)

Total operating expense decreased by approximately $9.1 million or 54.3% for the three months ended June 30, 2013, as compared to the same period in 2012. The decrease is attributable to decrease in advertising and selling expenses. During the three months ended June 30, 2012, as a result of the developments relating to the capsule production discussed above, we paid compensation of $7.9 million to our customers for their cost of holding our products in their warehouse and portions of their lost profits during the sales suspension.

Advertising expenses accounted for 17.4% and 53.8% of our total net sales for the three months ended June 30, 2013 and 2012. The overall decrease of approximately $1.8 million or 41.9% is consistent with the temporary discontinuation of several of our products.

Selling expenses consist mostly of sales salaries, commission and other selling expenses. Overall increase was approximately $0.2 million or 11.9%. The increase is consistent with the increase in our sales during the three months ended June 30, 2013 as compared to the same period in 2012.

General and administrative expenses consist of fixed cost such as salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  For the three months ended June 30, 2013 and 2012, general and administrative expenses were approximately $1.5 and 1.4 million.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones. We incurred a total of approximately $0.8 million in research and development expenses for the three months ended June 30, 2013 and 2012, respectively. Our current research developments are in connection with three ongoing clinical trials for two new products and one existing products, and a joint development of a new drug with a research institution.

Six months ended June 30, 2013

	Six months ended June 30,
	2013		2012
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$4,436,952	16.6%	$7,244,982	30.1%	(38.8%)
Selling expenses	4,818,634	18.0%	5,244,462	21.8%	(8.1%)
Compensation paid to customers	-	-	7,904,513	32.9%	(100.0%)
General and administrative expenses	2,536,566	9.5%	2,484,549	10.3%	2.1%
Research and development expenses	1,601,614	6.0%	1,580,903	6.6%	1.3%
Impairment of intangible assets	238,192	0.9%	-	-	100.0%
Total operating expenses	$13,631,958	51.0%	$24,459,409	101.7%	(44.3%)

Total operating expense decreased by approximately $10.8 million or 44.3% for the six months ended June 30, 2013, as compared to the same period in 2012. The decrease is attributable to decrease in advertising and selling expenses. During the six months ended June 30, 2012, as a result of the developments relating to the capsule production discussed above, we paid compensation of $7.9 million to our customers for their cost of holding our products in their warehouse and portions of their lost profits during the sales suspension.

Advertising expenses accounted for 16.6% and 30.1% of our total net sales for the six months ended June 30, 2013 and 2012.  The overall decrease of approximately $2.8 million or 38.8% is consistent with the temporary discontinuation of several of our products.

Selling expenses consist mostly of sales salaries, commission and other selling expenses. Overall decrease was approximately $0.4 million or 8.1%.

General and administrative expenses consist of fixed cost such as salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  For the six months ended June 30, 2013 and 2012, general and administrative expenses were approximately $2.5 million.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones. We incurred a total of approximately $1.6 million in research and development expenses for the six months ended June 30, 2013 and 2012, respectively. Our current research developments are in connection with three ongoing clinical trials for two new products and one existing products, and a joint development of a new drug with a research institution.

Provision for Income Taxes

For the three months ended June 30, 2013 our income tax expense were approximately $0.2 and for the same period in 2012, we had income tax recovery of approximately 2.7 million. For the six months ended June 30, 2013 our income tax expense were approximately $0.7 and for the same period in 2012, we had income tax recovery of approximately 1.6 million. The uniform corporate income tax rate is 25% in China. The calculation of effective tax rate includes the operating results of all our subsidiaries, including the U.S. corporate company.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of approximately $10.0 million and working capital of approximately $30.6 million. We expect to generate sufficient cash and cash equivalents from the realization of our accounts receivables of $13.5 million and maturity of the loan receivables of $10 million. We believe our existing cash and cash equivalents and net working capital as at June 30, 2013, as well as net cash inflows during the next two quarters will be sufficient to maintain our operations at present level for at least the next twelve months.

As at June 30, 2013, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

Net cash provided by operating activities for the six months ended June 30, 2013 was approximately $10.5 million. This was primarily due to our net loss of approximately $0.2 million, adjusted by a non-cash decrease in deferred tax assets of approximately $0.2 million, and non-cash related expenses including depreciation and amortization of approximately $1.2 million, and research and development expenses of approximately $1.6 million, offset by non-cash accrued interest income of $0.8 million and a net increase in working capital items of approximately $8.1 million. The net increase in working capital items was mainly due to decrease in accounts receivable and increase in inventories, accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2013 was approximately 1.0 million, consisting mainly of additions to construction in progress.

Net cash used in financing activities for the six months ended June 30, 2013 was approximately $1.6 million, consisting repayment of an advance from a related party.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2013:

	Payments due by period ($ million)
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Short-term bank loan	$4.8	$4.8	$-	-	-
Research and development contracts	3.5	3.5	-	-	-
Total contractual obligations	$8.3	$3.5	$-	-	-

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), we, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer (the “Certifying Officers”), have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Certifying Officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective such that the material information required to be filed with our SEC reports is recorded, processed, summarized, and reported within the required time periods specified in the SEC rules and forms.

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

Item 1A.       Risk Factors.

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012..

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2013, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

Item 3.          Defaults upon Senior Securities.

None.

Item 4.          Mine safety Disclosures.

Not Applicable.

Item 5.          Other Information.

None.

Item 6.          Exhibits.

3.1	Articles of Incorporation filed with the corporate secretary of State of the State of Maryland on March 27, 2007 (1)
3.2	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on August 1, 2007 (1)
3.3	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on September 14, 2007 (1)
3.4	Certificate of Designation for the Series B Convertible Preferred Stock as filed with the corporate secretary of State of Maryland on November 2, 2009 (2)
3.5	Articles of Amendment to the Articles of Incorporation of Biostar Pharmaceuticals, Inc. (3)
3.6	Bylaws (1)
4.1	2009 Incentive Stock Plan ** (4)
4.2	2011 Stock Option Compensation Plan (5)**
4.3	2012 Stock Option Compensation Plan (6) **
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema
101.	CAL XBRL Taxonomy Calculation Linkbase
101.	LAB XBRL Taxonomy Extension Label Linkbase
101.	PRE XBRL Taxonomy Extension Presentation Linkbase
101.	DEF XBRL Taxonomy Extension Definition Document

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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: August 19, 2013	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: August 19, 2013	By:	/s/ Qinghua Liu
Qinghua Liu, Interim Chief Financial Officer (Principal Financial and Accounting Officer)