Form 10-Q
period 2013-09-30
Biostar Pharmaceuticals, Inc.
filed 2013-11-14
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: September 30, 2013
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

As of November 11, 2013, the Company had 12,346,113 shares issued and outstanding.

TO QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$10,551,231	$1,759,078
Accounts receivable, net of allowance for doubtful accounts of $3,743,550 (2012/12/31: $3,645,817)	13,076,519	21,851,412
Inventories - note 2)	1,214,285	847,135
Deposits and other receivables - note 3)	7,622,649	7,740,673
Income tax recoverable	157,459	265,007
Loan receivables - note 4)	10,850,990	9,510,826
Total Current Assets	43,473,133	41,974,131

Non-current Assets
Deposits - note 3)	-	8,718,258
Deferred tax assets - note 7)	3,224,212	3,665,951
Property and equipment, net - note 2)	7,822,733	6,980,521
Intangible assets, net - note 2)	17,857,951	9,136,439

Total Assets	$72,378,029	$70,475,300

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$5,236,751	$5,732,329
Short-term bank loans - note 5)	4,882,893	4,755,413
Due to a related party	-	1,585,138
Value-added tax payable	518,466	629,672
Total Current Liabilities	10,638,110	12,702,552

Commitment and contingencies- note 9)

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,346,113 and 9,993,549 shares issued and outstanding as at September 30, 2013 and December 31, 2012 - note 6)	12,346	9,993
Additional paid-in capital	25,240,249	23,266,776
Statutory reserve - note 8)	6,737,368	6,737,368
Retained earnings	23,446,543	23,229,743
Accumulated other comprehensive income	6,303,413	4,528,868
Total Stockholders' Equity	61,739,919	57,772,748

Total Liabilities and Stockholders' Equity	$72,378,029	$70,475,300

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Sales, net	$15,009,432	$9,969,375	$41,752,195	$34,028,164
Cost of sales	8,068,096	4,729,894	21,242,519	13,379,287
Gross profit	6,941,336	5,239,481	20,509,676	20,648,877

Operating expenses:
Advertising expenses	931,938	4,077,019	5,368,890	11,295,419
Selling expenses	2,584,700	1,932,208	7,403,334	7,203,252
Compensation paid to customers	-	-	-	7,904,513
Administrative penalty	-	1,596,174	-	1,596,174
General and administrative expenses	1,867,707	2,640,240	4,404,273	5,124,789
Research and development expenses	811,009	789,702	2,412,623	2,370,605
Impairment of intangible assets	-	-	239,203	-
Total operating expenses	6,195,354	11,035,343	19,828,323	35,494,752

Income (Loss) from operations	745,982	(5,795,862)	681,353	(14,845,875)

Other income (expense)
Interest income	348,281	55,642	1,134,916	247,342
Interest expense	(98,111)	(1,059)	(293,320)	(33,193)
Other	370	152	(1,093)	598
	250,540	54,735	840,503	214,747

Income (Loss) before income taxes	996,522	(5,741,127)	1,521,856	(14,631,128)

Provision for income tax (recovery)	608,705	198,508	1,305,056	(1,376,356)

Net Income (Loss)	387,817	(5,939,635)	$216,800	$(13,254,772)

Foreign currency translation adjustment	1,336,712	(117,289)	1,774,545	180,992

Comprehensive Income (Loss)	$1,724,529	$(6,056,924)	$1,991,345	$(13,073,780)

Net income (loss) per share
Basic and diluted	$0.03	$(0.63)	$0.02	$(1.41)

Weighted average number of common shares outstanding
Basic and diluted	12,024,685	9,490,506	11,197,451	9,430,532

 The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock - note 6)		Additional	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Reserve	Earnings	Income	Equity
Balance, December 31, 2011 (Audited)	9,400,216	9,400	22,445,660	6,490,600	43,473,834	3,982,206	76,401,700
Stock-based compensation	593,333	593	821,116	-	-	-	821,709
Transfer to statutory reserve	-	-	-	246,768	(246,768)	-	-
Net loss for the year	-	-	-	-	(19,997,323)	-	(19,997,323)
Foreign currency translation adjustment	-	-	-	-	-	546,662	546,662
Balance, December 31, 2012 (Audited)	9,993,549	9,993	23,266,776	6,737,368	23,229,743	4,528,868	57,772,748
Stock-based compensation	750,000	750	612,897	-	-	-	613,647
Shares issued to acquire intangible assets	1,602,564	1,603	1,360,576	-	-	-	1,362,179
Net income for the nine months	-	-	-	-	216,800	-	216,800
Foreign currency translation adjustment	-	-	-	-	-	1,774,545	1,774,545
Balance, September 30, 2013 (Unaudited)	12,346,113	$12,346	$25,240,249	$6,737,368	$23,446,543	$6,303,413	$61,739,919

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$216,800	$(13,254,772)
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest	(1,072,394)	-
Deferred tax assets	533,637	(1,705,866)
Depreciation and amortization	2,026,796	1,368,205
Recognition of deferred research and development expenses	2,412,623	2,370,605
Stock-based compensation	613,647	793,633
Credits to accounts receivable as compensation to customers	-	7,904,513
Allowance for doubtful debts	-	962,399
Impairment of intangible assets	239,203	-
Changes in operating assets and liabilities:
Accounts receivable	9,250,156	(2,547,289)
Inventories	(340,375)	392,153
Deposits and other receivables	482,525	-
Prepaid tax	-	(451,121)
Accounts payable and accrued expenses	(641,335)	1,120,998
Value-added tax payable	(126,573)	(446,986)
Income tax payable/recoverable	113,299	(1,555,225)
Exchange difference	-	11,583
Net cash provided by (used in) operating activities	13,708,009	(5,037,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(978,377)	(32,784)
Disposition of property and equipment	-	21,704
Deposit paid for research and development	(2,734,306)	-
Payment for acquisition of Shaanxi Weinan	-	(822,173)
Compensation received for disposed land use rights	160,842	1,760,341
Net cash (used in) provided by investing activities	(3,551,841)	927,088

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short term loan	-	(791,176)
Repayment to a related party	(1,608,415)	-
Net cash (used in) financing activities	(1,608,415)	(791,176)

Effective of exchange rate changes on cash and cash equivalents	244,400	49,034

Net increase in cash and cash equivalents	8,792,153	(4,852,224)

Cash and cash equivalents, beginning balance	1,759,078	16,971,789
Cash and cash equivalents, ending balance	$10,551,231	$12,119,565

SUPPLEMENTAL DISCLOSURES:
Interest received	$1,134,916	$-
Interest payments	$(189,359)	$-
Income tax payments	$(658,120)	$(2,348,336)

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

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	September 30,	December 31,
	2013	2012

Raw materials	$741,164	$405,900
Work in process	50,271	125,007
Finished goods	244,761	193,145
Goods in transit	178,089	123,083
	$1,214,285	$847,135

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	September 30,	December 31,
	2013	2012

Buildings	$3,634,540	$3,539,652
Building improvements	3,008,262	1,969,840
Machinery & equipment	1,203,161	1,167,414
Furniture & fixtures	68,530	66,741
Vehicle	133,692	130,202
Construction in progress	2,139,829	2,083,964
	10,188,014	8,957,813
Less: Accumulated depreciation	(2,365,281)	(1,977,292)
	$7,822,733	$6,980,521

As of September 30, 2013 and December 31, 2012, all buildings of Aoxing Pharmaceutical and Shaanxi Weinan have been pledged to a financial institution in the PRC to secure short term bank loans (note 5).

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

Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. The Company has recorded impairment charges of $nil and $239,203 for the three and nine months ended September 30, 2013.

The components of finite-lived intangible assets are as follows:

	September 30,	December 31,
	2013	2012

Land use rights	$3,521,950	$3,430,002
Proprietary technologies	19,213,666	8,913,131
	22,735,616	12,343,133
Less: Accumulated amortization	(4,877,665)	(3,206,694)
	$17,857,951	$9,136,439

In April 2013, the Company acquired 13 drug approval numbers from former equity holders of Shaanxi Weinan with total consideration of approximately $10.2 million (note 1).

The estimated future amortization expenses related to intangible assets as of September 30, 2013 are as follows:

Years Ending December 31,
2013 (3 months)	$556,991
2014	2,227,961
2015	2,227,961
2016	2,227,961
2017	1,197,541
Thereafter	9,419,536

As of September 30, 2013 and December 31, 2012, all land use rights of Aoxing Pharmaceutical and Shaanxi Weinan are pledged to a financial institution in the PRC to secure short term bank loans (note 5).

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

On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In July of 2013 the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU, No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward exists. This guidance provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, except to the extent that carry-forwards are not available to settle any additional income taxes that would result from disallowance of a tax position. The unrecognized tax benefit should be presented as a liability. This guidance is applicable for fiscal years and interim periods beginning after December 15, 2013. The Company is evaluating the potential impact of adopting this standard on its consolidated financial statements.

As of September 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	September 30,	December 31,
	2013	2012

Current portion
Deposits paid for research and development of new medicine	$3,580,787	$3,170,275
Deposits paid for advertising	-	475,542
Other receivables*	4,041,862	4,094,856
Prepaid expenses and other receivables	$7,622,649	$7,740,673

Non-current portion
Deposits paid to former equity holders of Shaanxi Weinan to acquire drug approval numbers - note 1)	$-	$8,718,258

* Other receivables are mainly receivable from the two land use rights disposed in year 2011.

In December 2010, the Company entered into an agreement with a research institution to jointly develop a new drug for treatment of cardiovascular disease.  The development is to be carried out by the research institute.  Pursuant to the agreement, the Company’s total commitment is $11.5 million, in exchange for 60% share of the intellectual property upon successful development of the drug.  In the event that the research institute fails to successfully develop the drug, the Company’s contribution is fully refundable.  As at September 30, 2013 and December 31, 2012, the Company’s total accumulated contribution was approximately $11.5 and $8.8 million.

Note 4 – LOAN RECEIVABLES

On November 20, 2012, the Company advanced RMB 60 million ($9.5 million) to a third party as an unsecured commercial loan, interest bearing at 13% per annum. The principal and interest are to be repaid on December 31, 2013. As at September 30, 2013 and December 31, 2012, carrying amount of the loan receivables approximate its fair value due to short maturity.

Note 5 – SHORT-TERM BANK LOANS

Short-term bank loans consists of the followings:

		Balance as at
Inception date	Details	September 30, 2013	December 31, 2012

October 24, 2012	RMB 10,000,000, one year term loan, annual interest rate at 7.80%	$1,627,631	$1,585,137
November 8, 2012	RMB 10,000,000, one year term loan, annual interest rate at 7.80%	1,627,631	1,585,138
December 5, 2012	RMB 10,000,000, one year term loan, annual interest rate at 7.80%	1,627,631	1,585,138
	Total	$4,882,893	$4,755,413

These loans are secured by (i) personal guarantee executed by a major shareholder of the Company and (ii) pledge of all buildings and land use rights of Aoxing Pharmaceutical and Shaanxi Weinan.

As of September 30, 2013 and December 31, 2012, the carrying amount of the short-term bank loans approximates the fair values due to short maturity.

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

(a) Common stock

As of September 30, 2013 and December 31, 2012, the Company has 100,000,000 shares of common stock authorized, 12,346,113 and 9,993,549 shares issued and outstanding at par value of $0.001 per share.

In April 2013, the Company issued 1,602,564 shares of common stock in connection with the execution of the Weinan Supplemental Agreement, to acquire 13 drug approvals from the former equity holders of Shaanxi Weinan. (Note 1).  These shares were valued at $1,362,179 or $0.85 per share, representing the fair value of the shares at the date of the execution of the Weinan Supplemental Agreement.

In August 2013, the Company issued 750,000 shares of common stock under the 2012 incentive stock plan.  These shares were valued at $607,500 or $0.81 per share, representing the fair value of these shares at the date of issuance which was recorded as stock based compensation expense, which was included in general and administrative expense during the three and nine months ended September 30, 2013.

(b) Warrants

As at September 30, 2013 and December 31, 2012, the Company has 177,451 and 195,784 warrants outstanding, with weighted average exercise price of $8.95 and $8.67, respectively.

The following table summarizes the Company’s outstanding warrants as of September 30, 2013 and December 31, 2012.

		Outstanding as at,
Expiry date	Exercise Price	September 30, 2013	December 31, 2012
May 31, 2013	$6.00	-	18,333
June 30, 2014	8.22	10,784	10,784
November 1, 2014*	9.00	166,667	166,667
		177,451	195,784

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

The following tables summarize activities for the Company’s stock options for the nine months ended September 30, 2013 and the year ended December 31, 2012.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2011	362,222	8.22	2.94
Granted, April 20, 2012	24,000	1.68	4.27
Balance, December 31, 2012	386,222	7.81	2.08
Balance, September 30, 2013	386,222	7.81	1.33

Vested as at December 31, 2012	357,777	7.40	1.59
Vested as at September 30, 2013	386,222	7.81	1.33

Unvested as at December 31, 2012	28,445	2.64	3.80
Unvested as at September 30, 2013	-	-	-

The Company recognized $nil and $28,076 for the three months ended September 30, 2013 and 2012; and $6,167 and $71,358 for the nine months ended September 30, 2013 and 2012 as stock-based compensation expense, which was included in general and administrative expense.  Stock-based compensations relating to stock option has been fully recognized as at September 30, 2013.

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the three and nine months ended September 30, 2013 and 2012, and has recorded income tax provision for the periods.

Deferred Tax Assets

The deferred tax assets for the USA operation as at September 30, 2013 and December 31, 2012 consists mainly of net operating loss carry-forwards and for which a full valuation has been provided, as management believes that it is more likely than not that these assets will not be realized in the future.

Components of deferred tax assets in the PRC were as follows:

	September 30,	December 31,
	2013	2012

PRC Tax benefit on net operating loss carry forward	$1,035,140	$1,146,673
Tax effect of temporary differences due to
Taxation book value of long-term assets	$1,429,825	$1,411,563
Provision of bad debts	898,685	875,223
Provision of commission expense	785,017	764,522
Other temporary differences	(412,450)	198,285
Valuation allowance	(512,005)	(730,315)
Deferred tax asset - PRC	$3,224,212	$3,665,951

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the three and nine months ended September 30, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2013 and December 31, 2012, the Company’s VIE had allocated $6,737,368 to these non-distributable reserve funds.

Note 9 - COMMITMENTS

Research and Development on clinical trials

The Company has previously entered into three agreements with certain research institutes to conduct clinical trials for two new and one existing drug.  The Company’s total commitment for these agreements is approximately $2.1 million.  As at September 30, 2013 and December 31, 2012, the Company’s total accumulated progress payment towards these clinical trials were approximately $1.3 million.  Upon completion of these clinical trials, the company will be obligated to pay approximately an additional $0.8 million.

Note 10 – RISKS CONCENTRATION

The following tables illustrates the Company’s risks concentration:

	Percentage of total sales during the				Percentage of total accounts receivable as at
Customer	Three months ended September 30,		Nine months ended September 30,		September 30, 2013	December 31, 2012
	2013	2012	2013	2012

A	15%	18%	15%	14%	17%	17%
B	15%	13%	16%	4%	28%	10%
Total risks concentration	30%	31%	31%	18%	45%	27%

Purchase and accounts payable risks concentration

	Percentage of total purchase during				Percentage of total accounts payable as at
Vendor	Three months ended September 30,		Nine months ended September 30,		September 30, 2013	December 31, 2012
	2013	2012	2013	2012

C	21%	6%	29%	40%	46%	22%
D	15%	6%	20%	31%	25%	0%
E	11%	7%	15%	15%	9%	0%
F	0%	4%	5%	2%	0%	76%
Total risks concentration	47%	23%	69%	88%	80%	98%

Note 11 - SEGMENT INFORMATION

For the three and nine months ended September 30, 2013 and 2012, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 12 – SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Company repaid the short-term bank loan of RMB 10 million ($1.6 million) due on October 24, 2013 (note 5).  The short-term bank loan of RMB 10 million ($1.6 million) due on November 8, 2013 (note 5) remains outstanding as of the date of these consolidated financial statements are filed with the Securities Exchange Commissions.

No other significant events occurred subsequent to the September 30, 2013, to the date these consolidated financial statements are filed with the Securities Exchange Commissions that would have a material impact on the Company’s consolidated financial statements.

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

Shaanxi Weinan owns drug approvals and permits for a portfolio of 99 drugs and one health product, all of which, were added to the Company’s current drug portfolio following the completion of this acquisition. The Company completed this acquisition on October 25, 2011, and the name of the acquired company changed to Shaanxi Weinan Aoxing Pharmaceuticals, LLC.  We are in the process of integrating the administration, operation and sales functions of Shaanxi Weinan with those of Aoxing Pharmaceutical.

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

Recent Developments

Nasdaq Compliance Update

On November 11, 2013, The Nasdaq Stock Market notified the Company that the Company regained compliance Rule 5550(a)(2), which requires a minimum bid price of $1.00 for continued listing on the NASDAQ Stock Market and that the matter was now closed.
Weinan Share Transfer

In April 2013, Aoxing Pharmaceutical executed a supplemental agreement to the Weinan Share Transfer Agreement (the “Weinan Supplemental Agreement”) with all the former equity holders of Shaanxi Weinan to acquire 13 drug approval numbers which were excluded from the Weinan Share Transfer Agreement due to incomplete re-registration.  The Company acquired ownership of the 13 drug approval numbers for which reregistration has been completed in April 2013. The aggregate purchase price was approximately $10.2 million, consisting of approximately $8.8 million in cash and 1,602,564 shares of the Company’s common stock, valued at approximately $1.4 million.

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

Results of Operations

Net Sales

Three months ended September 30, 2013

For the three months ended September 30, 2013, total net sales increased by approximately $5.0 million or 50.1% compared to the same period in 2012. The increase is mainly attributed to the increase in sales volume, offset by decrease in sales price and introduction of several new products. As discussed above, our sales were significantly affected in the three months ended September 30, 2012 due to the suspension of our capsule products. The following table illustrates our sales results for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Increase (Decrease) due to changes in
	2013	2012	Product offering	Sales volume	Sales price
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$6,364,025	$3,026,780	$-	$4,145,564	$(808,319)
Other Aoxing Pharmaceutical products	3,927,412	3,229,972	-	665,176	32,264
New product	531,156	-	531,156	-	-
Temporarily discontinued (4 products)	-	450,974	(450,974)	-	-
Sub-total	10,822,593	6,707,726	80,182	4,810,740	(776,055)

Shaanxi Weinan Products
Shaanxi Weinan products	1,981,235	1,961,795	-	(30,364)	49,804
New products (5 products)	447,507	-	447,507	-	-
Sub-total	2,428,742	1,961,795	447,507	(30,364)	49,804

Hospital products	1,758,097	1,295,255	-	439,884	22,958

Medical device	-	4,599	(4,599)	-	-

Total sales	$15,009,432	$9,969,375	$523,090	$5,220,260	$(703,293)

Sales of our products under the Aoxing Pharmaceutical brand increased by approximately $4.1 million, or 61.3%, for the three months ended September 30, 2013, compared to the same period in 2012. The increase is mainly attributable to the increased in sales volume of our flagship product, Xin Aoxing Oleanolic Acid Capsule, as well as other Aoxing Pharmaceutical products. We also lowered our sale price in order to increase sales. The increase was also attributable to the introduction of one product and a temporary discontinuation of four products since the first quarter in 2013. The products were temporarily discounted due to expiration of their drug approval numbers; and their re-registration was in progress at September 30, 2013.

Sales of Shaanxi Weinan’s product increased by approximately $0.5 million or 23.8% for the three months ended September, 2013 compared to the same period in 2012. The increase is mainly attributable to the introduction of new products.

We have also begun sales of three new products that were sold exclusively at a local hospital since the third quarter in 2012. These products accounted for approximately $1.8 and $1.3 million of total net sales for the three months ended September 30, 2013 and 2012.

Nine months ended September 30, 2013

For the nine months ended September 30, 2013, total net sales increased by approximately $7.7 million or 22.7% compared to the same period in 2012. The increase is mainly attributed to the increase in sales volume, offset by decrease in sales price and introduction of several new products. As discussed above, our sales were significantly affected in the nine months ended September 30, 2012 due to the suspension of our capsule products. The following table illustrates our sales results for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,		Increase (Decrease) due to changes in
	2013	2012	Product offering	Sales volume	Sales price
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$17,917,185	$16,310,838	$-	$4,753,946	$(3,147,599)
Other Aoxing Pharmaceutical products	10,202,781	9,640,485	-	1,247,294	(684,998)
New product	1,144,900	-	1,144,900	-	-
Temporarily discontinued (4 products)	-	1,457,834	(1,457,834)	-	-
Sub-total	29,264,866	27,409,157	(312,934)	6,001,240	(3,832,597)

Shaanxi Weinan Products
Shaanxi Weinan products	5,484,980	5,305,493	-	197,461	(17,974)
New products (5 products)	1,343,944	-	1,343,944	-	-
Sub-total	6,828,924	5,305,493	1,343,944	197,461	(17,974)

Hospital products	5,658,405	1,295,255	-	4,340,192	22,958

Medical device	-	18,259	(18,259)	-	-

Total sales	$41,752,195	$34,028,164	$1,012,751	$10,538,893	$(3,827,613)

Sales of our products under the Aoxing Pharmaceutical brand increased by approximately $1.9 million, or 6.8%, for the nine months ended September 30, 2013, compared to the same period in 2012.  The increase is mainly attributable to the increased in sales volume of our flagship product, Xin Aoxing Oleanolic Acid Capsule, as well as other Aoxing Pharmaceutical products.  We also lowered our sale price in order to increase sales. The increase is also attributable to the introduced one product and temporarily discontinuation of four products since the first quarter in 2013. The products were temporarily discounted due to expiration of their drug approval numbers; and their re-registration was in progress at September 30, 2013.

Sales of Shaanxi Weinan’s product increased by approximately $1.5 million or 28.7% for the nine months ended September, 2013 compared to the same period in 2012. The increase is attributable to an increase in sales volume and introduction of new products.

We have also begun sales of three new products that were sold exclusively at a local hospital since the third quarter in 2012. These products accounted for approximately $5.7 and $ 1.3 million of total net sales for the nine months ended September 30, 2013 and 2012.

Cost of sales

Three months ended September 30, 2013

Compared to same period in 2012, cost of sales increased by about $3.3 million or 70.6% for the three months ended September 30, 2013.  This increase is mainly due to the increase in net sales and the introduction of the new hospital products.  The following table summarizes our cost of goods sold for the three months ended September, 2013 and 2012:

	Three Months Ended September 30,		Increase (Decrease) due to changes in
	2013	2012	Product offering	Sales volume	Product cost
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$2,633,018	$549,204	$-	$1,493,492	$590,322
Other Aoxing Pharmaceutical products	2,765,458	2,189,933	-	530,405	45,120
New product	382,269	-	382,269	-	-
Temporarily discontinued (4 products)	-	201,127	(201,127)	-	-
Sub-total	5,780,745	2,940,264	181,142	2,023,897	635,442

Shaanxi Weinan Products
Shaanxi Weinan products	846,953	844,472	-	(10,347)	12,828
New products (5 products)	186,151	-	186,151	-	-
Sub-total	1,033,104	844,472	186,151	(10,347)	12,828

Hospital products	1,254,247	942,051	-	301,522	10,674

Medical device	-	3,107	(3,107)	-	-

Total cost of sales	$8,068,096	$4,729,894	$364,186	$2,315,072	$658,944

For the three months ended September 30, 2013, average cost of Xin Aoxing Capsule increased as we included additional products as promotional items.  The increase in average product cost of other Aoxing Pharmaceutical and Shaanxi Weinan products were consistent with a 2% appreciation of RMB against US Dollars.

Cost margin of our hospital products was 71.3% and 72.7 %for the three months ended September 30, 2013 and 2012.  We believe that we may lower the average cost of these products as we increase our sales and utilize economies of scale.

Nine months ended September 30, 2013

Compared to same period in 2012, cost of sales increased by about $7.9 million or 58.8% for the nine months ended September 30, 2013.  This increase is mainly due to the increase in net sales and the introduction of the new hospital products.  The following table summarizes our cost of goods sold for the nine months ended September, 2013 and 2012:

	Nine Months Ended September 30,		Increase (Decrease) due to changes in
	2013	2012	Product offering	Sales volume	Product cost
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$6,370,631	$3,236,039	$-	$1,690,312	$1,444,280
Other Aoxing Pharmaceutical products	7,088,358	6,131,258	-	942,196	14,904
New product	824,604	-	824,604	-	-
Temporarily discontinued (4 products)	-	675,708	(675,708)	-	-
Sub-total	14,283,593	10,043,005	148,896	2,632,508	1,459,184

Shaanxi Weinan Products
Shaanxi Weinan products	2,357,249	2,381,593		84,739	(109,083)
New products (5 products)	566,367	-	566,367	-	-
Sub-total	2,923,616	2,381,593	566,367	84,739	(109,083)

Hospital products	4,035,310	942,051	-	3,082,585	10,674

Medical device	-	12,638	(12,638)	-	-

Total cost of sales	$21,242,519	$13,379,287	$702,625	$5,799,832	$1,360,775

For the nine months ended September 30, 2013, average cost of Xin Aoxing Capsule increased as we included additional products as promotional items. The increase in average product cost of other Aoxing Pharmaceutical and Shaanxi Weinan products were consistent with a 2% appreciation of RMB against US dollars.

Cost margin of our hospital products was 71.3% and 72.7% for the nine months ended September 30, 2013 and 2012. We believe that we may lower the average cost of these products as we increase our sales and utilize economies of scale.

Gross Profit

Three months ended September 30, 2013

Gross profit increased by approximately $1.7million or 32.5% for the three months ended September 30, 2013, as compared to the same period in 2012. The increase in gross profit was due primarily to the increase in sales volume.

	Three Months Ended September 30,
	2013		2012
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin%
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$3,731,007	58.6%	$2,477,576	81.9%
Other Aoxing Pharmaceutical products	1,161,954	29.6%	1,040,039	32.2%
New Product	148,887	28.0%	-	-
Temporarily discontinued (4 products)	-	-	249,847	55.4%
Sub-total	5,041,848	46.6%	3,767,462	56.2%

Shaanxi Weinan Products
Shaanxi Weinan products	1,134,282	57.3%	1,117,323	57.0%
New products (5 products)	261,356	58.4%	-	-
Sub-total	1,395,638	57.5%	1,117,323	57.0%

Hospital products	503,850	28.7%	353,204	27.3%

Medical device	-	-	1,492	32.4%

Total gross profit	$6,941,336	46.2%	$5,239,481	52.6%

The overall gross profit margin decreased to 46.2% for the three months ended March 31, 2013 from 52.6% for 2012. The decrease is also due to significant change in the sales mix of our products.

Nine months ended September 30, 2013

Gross profit decreased by approximately $0.1 million or 0.7% for the nine months ended September 30, 2013, as compared to the same period in 2012. The decrease in gross profit was due primarily to the decrease in our sale price offset by increase in sales volume.

	Nine Months Ended September 30,
	2013		2012
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin%
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$11,546,554	64.4%	$13,074,799	80.2%
Other Aoxing Pharmaceutical products	3,114,423	30.5%	3,509,227	36.4%
New Product	320,296	28.0%	-	-
Temporarily discontinued (4 products)	-	-	782,126	53.6%
Sub-total	14,981,273	51.2%	17,366,152	63.4%

Shaanxi Weinan Products
Shaanxi Weinan products	3,127,731	57.0%	2,923,900	55.1%
New products (5 products)	777,577	57.9%	-	-
Sub-total	3,905,308	57.2%	2,923,900	55.1%

Hospital products	1,623,095	28.7%	353,204	27.3%

Medical device	-	-	5,621	30.8%

Total gross profit	$20,509,676	49.1%	$20,648,877	60.7%

The overall gross profit margin decreased to 49.1% for the nine months ended September, 2013 from 60.7% for the same period in 2012. The decrease is also due to significant change in the sales mix of our products.

Operating Expenses

Three months ended September 30, 2013

	Three months ended September 30,
	2013		2012
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$931,938	6.20%	$4,077,019	40.9%	(77.1%)
Selling expenses	2,584,700	17.2%	1,932,208	19.4%	33.8%
Administrative penalty	-	-	1,596,174	16.0%	(100.0%)
General and administrative expenses	1,867,707	12.4%	2,640,240	26.5%	(29.3%)
Research and development expenses	811,009	5.4%	789,702	7.9%	2.7%
Total operating expenses	$6,195,354	41.3%	$11,035,343	110.7%	(43.9%)

Total operating expense decreased by approximately $4.8 million or 43.9% for the three months ended September 30, 2013, as compared to the same period in 2012. The decrease is attributable to decrease in advertising and general and administrative expenses, offset by selling expenses. During the three months ended September 30, 2012, as a result of the developments relating to the capsule production discussed above, we paid compensation of $7.9 million to our customers for their cost of holding our products in their warehouse and portions of their lost profits during the sales suspension as well as administrative penalty of $1.6 million.

Advertising expenses accounted for 6.2% and 40.9% of our total net sales for the three months ended September 30, 2013 and 2012, representing a decrease of approximately $3.1 million or 77.1%.  As market of our products became more established, and our brands became more well-known to households, we reduced the amount spent on TV advertising.

Selling expenses consist mostly of sales salaries, commission and other selling expenses. Overall increase was approximately $0.7 million or 33.8%. The increase is consistent with the increase in our sales during the three months ended September 30, 2013 as compared to the same period in 2012.

General and administrative expenses consist of fixed cost such as salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  For the three months ended September 30, 2013 and 2012, general and administrative expenses were approximately $1.9 and 2.6 million.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones. We incurred a total of approximately $0.8 million in research and development expenses for the three months ended September 30, 2013 and 2012, respectively. Our current research developments are in connection with three ongoing clinical trials for two new products and one existing products, and a joint development of a new drug with a research institution.

Nine months ended September 30, 2013

	Nine months ended September 30,
	2013		2012
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$5,368,890	12.9%	$11,295,419	33.2%	(52.5%)
Selling expenses	7,403,334	17.7%	7,203,252	21.2%	2.8%
Compensation paid to customers	-	-	7,904,513	23.2%	(100.0%)
Administrative penalty	-	-	1,596,174	4.7%	(100.0%)
General and administrative expenses	4,404,273	10.5%	5,124,789	15.1%	(14.1%)
Research and development expenses	2,412,623	5.8%	2,370,605	7.0%	1.8%
Impairment of intangible assets	239,203	0.6%	-	-	100.0% %
Total operating expenses	$19,828,323	47.5%	$35,494,752	104.3%	(44.1%)

Total operating expense decreased by approximately $15.7 million or 44.1% for the nine months ended September 30, 2013, as compared to the same period in 2012. The decrease is mainly attributable to decrease in advertising expenses. During the nine months ended September 30, 2012, as a result of the developments relating to the capsule production discussed above, we paid compensation of $7.9 million to our customers for their cost of holding our products in their warehouse and portions of their lost profits during the sales suspension, as well as an administrative penalty of $1.6 million.

Advertising expenses accounted for 12.9% and 33.2% of our total net sales for the nine months ended September 30, 2013 and 2012 representing a decrease of approximately $5.9 million or 52.5%.  As market of our products became more established, and our brands became more well-known to households, we reduced the amount spent on TV advertising.

Selling expenses consist mostly of sales salaries, commission and other selling expenses. Overall decrease was approximately $0.2 million or 2.8%.

General and administrative expenses consist of fixed cost such as salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  For the nine months ended September 30, 2013 and 2012, general and administrative expenses were approximately $4.4 and $5.1 million.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones. We incurred a total of approximately $2.4 million in research and development expenses for the nine months ended September 30, 2013 and 2012, respectively. Our current research developments are in connection with three ongoing clinical trials for two new products and one existing products, and a joint development of a new drug with a research institution.

Provision for Income Taxes

For the three months ended September 30, 2013 and 2012, our income tax expense were approximately $0.6 and $0.2 million. For the nine months ended September 30, 2013 our income tax expense were approximately $1.3 million and for the same period in 2012, we had income tax recovery of approximately 1.4 million. The uniform corporate income tax rate is 25% in China. The calculation of effective tax rate include the operating results of all our subsidiaries, including the U.S. corporate company.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of approximately $10.5 million and working capital of approximately $32.8 million. We expect to generate sufficient cash and cash equivalents from the realization of our accounts receivables of $13.1 million, as well as receipt of other receivables of approximately $4.0 million relating to the two land use rights disposed in 2011 by the end of November 2013, and maturity of the loan receivables of approximately $10 million on December 31, 2013. We believe our existing cash and cash equivalents and net working capital at September 30, 2013 will be sufficient to maintain our operations at present level for at least the next twelve months.

Subsequent to September 30, 2013, we have repaid approximately $1.6 million of the $4.8 million short-term bank loans. We have made arrangement with the issuing bank to repay the remaining amount of approximately $3.2 million in December 2013.  This amount will be paid from our cash and cash equivalents on hand.

As at September 30, 2013, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding product lines, research and development capabilities, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s pharmaceutical products will be the primary organic source of funds for future operating activities in the remaining months of 2013. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, as we may deem appropriate, we may rely on bank borrowing, if available, as well as capital raises. There is no assurance that we will find such funding on acceptable terms, if at all. Currently, substantially all of our buildings, building improvements and land use rights are pledged against short-term bank loans with various due dates from October to December 2013, which may restrict our abilities to obtain further bank financing until these short-term loans are repaid.

Net cash provided by operating activities for the nine months ended September 30, 2013 was approximately $13.7 million. This was primarily due to our net income of approximately $0.2 million, adjusted by a non-cash decrease in deferred tax assets of approximately $0.5 million, and non-cash related expenses including depreciation and amortization of approximately $2.0 million, research and development expenses of approximately $2.4 million and stock based compensation of approximately $0.6 million, offset by non-cash accrued interest income of $1.1 million and a net increase in working capital items of approximately $8.7 million. The net increase in working capital items was mainly due to decrease in accounts receivable.

Net cash used in investing activities for the nine months ended September 30, 2013 was approximately 3.6 million, consisting mainly of additions to property and equipment of approximately 1.0 million and deposit for research and development of new drugs of approximately 2.7 million.

Net cash used in financing activities for the nine months ended September 30, 2013 was approximately $1.6 million, consisting repayment of an advance from a related party.

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

The following are steps the Company takes in collecting accounts receivable:

Step 1: After the payment term has been exceeded, the Company stops taking orders from the delinquent customer and allows the responsible sales person three to nine months to collect the accounts receivable. Most of the accounts receivable will be collected in this step because the sales person’s compensation is tied to sales receipts. The Company’s normal sales term is 90 days credit period.

Step 2: If the sales person’s collection efforts are not successful, the Company hires a collection agent and allows the agent another three to nine months to collect the accounts receivable.

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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2013:

	Payments due by period ($ million)
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Short-term bank loan	$4.8	$4.8	$-	-	-
Research and development contracts	0.8	0.8	-	-	-
Total contractual obligations	$5.6	$5.6	$-	-	-

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2013, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: November 14, 2013	By:	/s/ Ronghua Wang
Ronghua Wang, Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Qinghua Liu
Qinghua Liu, Interim Chief Financial Officer (Principal Financial and Accounting Officer)