Form 10-K
period 2013-12-31
Biostar Pharmaceuticals, Inc.
filed 2014-03-31
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013
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

86-29-33686638
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Stock Market LLC (NASDAQ Capital Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of the close of business on June 28, 2013, the aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $5,767,331 based on the closing sale price of $0.69 per share of our common stock on NASDAQ Stock Market LLC on the same date.

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 25, 2014, the Company had 14,326,113 shares of common stock issued and outstanding.

TO ANNUAL REPORT ON FORM 10-K
FOR YEAER ENDED DECEMBER 31, 2013

PART IV
Item 15.	Exhibits	56

Signatures		57

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

Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2013” mean the year ended December 31, 2013, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

We obtained statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information. While we believe that the statistical data, industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

PART I

ITEM 1.  BUSINESS

Recent Developments

March 2014 Registered Offering

On March 10, 2014, Biostar Pharmaceuticals, Inc. (“Biostar” or the “Company”) and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with an offering (“Offering”) pursuant to which the Company agreed to sell, and the investors agreed to purchase 1,650,000 shares of the Company’s common stock and warrants to purchase up to 660,000 shares of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agents and other estimated offering expenses payable by the Company, of approximately $4.1 million.  The warrants will be immediately exercisable upon issuance and will remain exercisable for three years thereafter at an exercise price of $3.23 per share.  The exercise price and number of shares underlying the warrants are subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The net proceeds from the offering will be used for working capital and other general corporate purposes. Moody Capital Solutions, Inc. and Axiom Capital Management, Inc. served as the placement agents for the offering. The Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-192963), which became effective on January 3, 2014, pursuant to a prospectus supplement to be filed with the Securities and Exchange Commission.

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

Voting Proxy Agreement.  In order to give us further control over Aoxing Pharmaceutical, Aoxing Pharmaceutical’s shareholders entered into a voting proxy agreement with Shaanxi Biostar, whereby these shareholders irrevocably and exclusively appointed the members of Shaanxi Biostar's board of directors as their proxies to vote on all Aoxing Pharmaceutical matters that require shareholder approval, including, without limitation, the right to appoint members of Aoxing Pharmaceutical’s board of directors. The voting proxy agreement further provides that Shaanxi Biostar will appoint all members of Biostar’s board of directors to Aoxing Pharmaceutical’s board of directors. As the composition of Biostar’s board of director changes, Shaanxi Biostar must accordingly remove and appoint new members to Aoxing Pharmaceutical’s board of directors. The voting proxy agreement terminates upon the exercise of the option by Shaanxi Biostar to purchase the shares of Aoxing Pharmaceutical as described below, and is governed by the laws of the PRC.

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

Our products are derived from medicinal herbs that are either grown at our own facility or purchased from our suppliers. We rely on approximately ten suppliers for our raw materials. For Fiscal 2013, we purchased most our raw materials from suppliers because most of the herbs planted at our facility were not yet ready for harvest or use.

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

Our products are currently being sold in over 27 provinces in the PRC through 68 distributors and an established network of more than 226 dedicated sales people. In addition, we have been enhancing our marketing efforts with the launch of our internet-based China Hepatitis Internet Hospital (www.zggbyy.com, “CHIH”) since June 2009. The multi-function website is designed to be a one-stop portal for HBV patients, providing current and relevant information on HBV and treatment options as well as a convenient method to purchase our HBV medicine. Registered users can secure a membership card for a fee of RMB 200 (approximately $25). Members are entitled to a 20% discount on diagnosis and medical services provided on CHIH, free expert diagnosis and free medicine delivery, and a wide range of inquiry, instruction and other complementary services. Registered users can also seek medical advice from a pool of HBV health professionals without having to go to the hospital. CHIH will facilitate our ability to provide customer service and add purchasing convenience for our consumers.

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
OTC
Ganwang Compound Paracetamol Capsule	Colds, runny nose, sore throat pain, headache and fever	Relieves the symptoms of the common cold, including runny nose, sniffles and sneezing. Some patients experience symptoms of anorexia, queasiness and upset stomach after use.	OTC
Tianqi Dysmenorrhea Capsule	Dysmenorrhea	Traditional Chinese medicine used for treatment of pain and other symptoms associated with menstruation. There are no known side effects.	OTC
Danshen Granule	Coronary heart disease, myocarditis and angina pectoris	Believed to stimulate circulation to end stasis, regulating the flow of qi (vital energy) to alleviate pain. There are no known side effects.	Prescription
Taohuasan Pediatric Medicine	Bronchial congestion and coughs	Used for the treatment for children’s cough and respiratory tract infection. There are no known side effects.	Prescription
Hernia Belt	Hernia	Relieves hernia, no side effects	Medical Device
Tangning Capsule	Diabetes	Believed to treat type II diabetes	Nutrient, OTC
Yizi Capsule	Fertility	Believed to aid fertility and helps in fetal development during pregnancy	Nutrient, OTC
Shengjing Capsule	Kidney	Believed to replenish kidney function	Nutrient, OTC
Aoxing Ointment	Psoriasis, vitiligo and various dermatitis	Used to treat psoriasis, vitiligo and various dermatitis	Nutrient, OTC
Jingang Tablets	For waist and knees, impotence, nocturnal emission, premature ejaculation, frequent urination	Warming Yang and tonifying kidney, strong gluten Zhuanggu	Prescription
Compound Paracetamol and Amantadine Hydrochloride Tablets	Colds, influenza	Used to alleviate the symptoms of fever, headache, aching limbs, sneezing, runny nose, stuffy nose, sore throat caused by common cold and influenza.	OTC
Danxiang Rhinitis Tablets	For chronic simple rhinitis, allergic rhinitis, acute and chronic sinusitis.	Anti-inflammatory heat, expelling wind and cold, analgesic Tongqiao.	Prescription
Deafness Tongqiao pills	For hepatobiliary Huosheng, head dazzling swelling, deafness and tinnitus, ear pus, dry stool, urine-yellow.	Heat purging fire, dampness purge.	OTC

Yanlixiao Capsules	For heat syndrome bacillary dysentery, acute tonsillitis, acute and chronic bronchitis, acute gastroenteritis, acute mastitis and other infectious diseases.	Clearing and detoxifying, anti-inflammatory.	Prescription
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
Fosfomycin Calcium Capsules
Oral.For the following infections caused by pathogen that is sensitive of fosfomycin  pathogens:
1.Intestinal infections : bacterial enteritis , dysentery.2.Urinary tract infections: cystitis , pyelonephritis,urethritis.3.Dermatology and soft tissue infections : furunculosis , hidradenitis , lymphadenitis , folliculitis .4.Respiratory tract infection：Nasopharyngitis, tonsillitis , bronchitis.5.Ophthalmology：hordeolum , dacryocystitis.6.GynaeVaginitis, cervicitis.
Prescription
Qianlietong Capsules	For acute prostatitis, prostatic hyperplasia.	Qingrejiedu, Qinglishizhuo, Liqihuoxue ，Anti-inflammatory and relieving pain.	Prescription
Wenweishu Capsules		For chronic gastritis, pain of epigastric cold.	OTC
Yituo Erythromycin particles
1. The alternative medicine for the patients who is sensitive to penicillin:2.Legionella 3.Mycoplasma pneumoniae pneumonia 4.genitourinary infection caused by Other chlamydia , mycoplasma. 6.Chlamydia trachomatis conjunctivitis.7.Oral infections caused by anaerobic bacteria.8.Campylobacter jejuni enteritis.9.Pertussis.10.Rheumatic fever recurrence, infective endocarditis.
Prescription
Chuzhang Zehaifu Tablets	For cataract.	Clear the abnormalities black bile and danyezhi chuzhang mingmu.	OTC

Xin Ao Xing Oleanolic Acid Capsule, also known as Ao Xing Liver Cure, is the only non-prescription drug currently being sold on the market for the sub-category of Oleanolic Acid that has been approved by the SFDA for the treatment of chronic hepatitis B virus (“HBV”), which is prevalent in the PRC. It is estimated that more than 130 million people are infected with HBV, or 10% of the population (some estimates are as high as 15% of the population) in the PRC. According to the World Health Organization, approximately about 1 million people die from hepatic failure, hepatocirrhosis and primary hepatoma caused by HBV infection per year; however, it was not until December 2, 2005, that the Chinese government first issued an HBV prevention manual for the general public. (Source: www.chinagan.com)

There are two kinds of medicine typically used for antivirotic treatment: interferon and ribonucleotide analog, both of which do not kill the HBV directly, but inhibit the metabolizing of HBV replication.  Their side effects, however, include damage to normal healthy cells, and they require prolonged treatment periods of more than one year and high costs. (Source: Pharmacopoeia of the People's Republic of China).

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

Our Customers

Our top ten customers accounted for 51% and 42% of our total sales in Fiscal 2013 and 2012, respectively. Two of our top customers, individually accounted for 17% and 17% respectively, totally accounted for 34% of our net sales in Fiscal 2013. One of our top ten customers accounted for 15% of our total net sales in Fiscal 2012. Please refer to Note 13 (Risks Concentration).

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

In Fiscal 2013, Xi’an Chinese Medicine and Herbs Factory (“Xi’an Chinese Medicine”), Shaanxi Haoyuan Chinese Medicine and Herbs Factory (“Haoyuan”) and Xianyang Wenlin Color Printing Co., Ltd. (“Wenlin”) accounted for approximately 20%, 15% and 10% of our total raw material purchase, respectively. In Fiscal 2012, Xi’an Chinese Medicine, Wenlin and Xi'an Shengxing Chinese Medicine and Herbs Factory accounted for approximately 32%, 14% and 9% of our total raw material purchase, respectively. Please refer to Note 13 (Risks Concentration).

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

Foreign currency exchange regulation in the PRC is primarily governed by the following rules:

·	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;
·	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

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

Research and Development

We currently have seven potential products in the research and development pipeline. Identified compounds are currently being tested for indications related to neoplastic disease, central nervous system disease, an anti-infection medicine, kidney medicine and sterility. We anticipate we will be able to introduce three to five new products to market each year.

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

On December 15, 2010, Aoxing Pharmaceutical entered into a product research and development agreement with Northwest University to jointly conduct the research, development and production of a medicine, Danshensu Borneol Ester (“DBZ”), for treatment of ischemic cerebrovascular disease. Pursuant to the agreement, Aoxing shall acquire a 60% equity interest in DBZ and shall be entitled to 60% of the after-tax profits after the product is put into production. Aoxing shall have the exclusive right to produce and sell the product in China and own the exclusive approval number. Northwest University shall not transfer the product to any third party in China. In consideration, Aoxing shall pay Northwest University an aggregate of RMB 72 million (approximately $11.5 million) for the research, development and approval of the product, payable in four installments. The first payment of RMB 15 million as deposit shall be paid within twenty business days after execution of this agreement; the second installment of RMB 20 million shall be prior to January 15, 2012 for the first and second phase clinical research; the third installment of RMB20 million shall be paid prior to January 15, 2013 for the third and fourth clinical research and the last installment of RMB 17 million shall be paid prior to January 15, 2014 for product approval. As of the date of this annual report, we have paid an aggregate of RMB 72 million (approximately $11.5 million) to Northwest University in connection with the agreement.

We spent approximately $4.5 million and $3.2 million in fiscal years of 2012 and 2013, respectively, for research and development.  We anticipate spending approximately $6 million for research and development in fiscal year 2014.

Employees

As of March 25, 2014, we had 438 full time employees who receive labor insurance. These employees are organized into a union under the labor laws of the PRC and can bargain collectively with us. We maintain good relations with our employees.

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

Seasonality of Sales

Sales in the first quarter are usually lower due to people traveling and taking vacations during the traditional Chinese New Year and Chinese Spring Festival holidays. Sales in the fourth quarter are usually the highest among quarters. Sales in the first and fourth quarters of fiscal 2012 and 2013 were approximately 33% and 32%, and 23% and 22%, respectively. This reflects the seasonal nature of our sales.

ITEM 1A.  RISK FACTORS

An investment in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described here. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and you may lose all or part of your investment.

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

Aoxing Pharmaceutical’s operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

·          raise adequate capital for expansion and operations;
·          implement our business model and strategy and adapt and modify them as needed;
·          increase awareness of our brand name, protect our reputation and develop customer loyalty;
·          manage our expanding operations and service offerings, including the integration of any future acquisitions;
·          maintain adequate control of our expenses; or
·          anticipate and adapt to changing conditions in the medical over the counter, pharmaceutical and nutritional supplement markets in which we operate as well as the impact of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

The loss of Aoxing Pharmaceutical as our operating business would have a material adverse effect on our business and the price of our common stock.

We have no equity ownership interest in Aoxing Pharmaceutical. Our ability to control Aoxing Pharmaceutical and consolidate its financial results is through a series of contractual arrangements between it and our wholly owned subsidiary Shaanxi Biostar. Management of Aoxing Pharmaceutical is an affiliate of us and of Shaanxi Biostar and the stockholders of Aoxing Pharmaceutical are also our stockholders. Thus, the contractual arrangements were not entered into as a result of arms’ length negotiations because the parties to such agreements are under common control. While we believe that the contractual arrangements are legal and enforceable under PRC law, our affiliates control the parties to the contractual arrangements, and it could be possible for them to cause Aoxing Pharmaceutical and its shareholders to breach the contractual arrangements, in which event our unaffiliated investors would have little or no recourse because of the inherent difficulties in enforcing their rights since all our assets are located in the PRC. In the event that management of Aoxing Pharmaceutical decides to cause a breach the contractual arrangements, the risk of loss for the affiliated shareholders of Aoxing Pharmaceutical could be lower than that for the unaffiliated investors, and the interests of the management and shareholders of Aoxing Pharmaceutical would be in conflict with the interest of our other stockholders.

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

We may not be able to successfully integrate the Shaanxi Weinan Huaren business, or realize the anticipated synergies of the combined businesses

On October 11, 2011, the Company and seven holders of 100% equity interests in Shaanxi Weinan Huaren Pharmaceuticals., Ltd., a limited liability company organized under the laws of the PRC (“Shaanxi Weinan”) (the “Equity Holders”), entered into a Share Transfer Contract (the “Agreement”) pursuant to which the Company agreed to acquire all interest of the Equity Holders in Shaanxi Weinan. Following the consummation of this transaction, the Company owns drug approvals and permits for Shaanxi Weinan’s portfolio of 86 drugs and 1 health product. The Shaanxi Weinan business represents a sizable addition to the Company’s existing product line. On March 11, 2013, Shaanxi Aoxing Pharmaceutical Co., Ltd., a limited liability company and a variable interest entity (VIE) of the Company and all the former equity holders of Shaanxi Weinan entered into a supplemental agreement (“Supplemental Agreement”) to acquire 13 drug approval numbers which were excluded from the Share Transfer Contract whereby  the Company acquired all the equity interest in Shanxi Weinan except 13 drug approval numbers due to incomplete reregistration of these approval numbers.  Following the execution of the Supplemental Agreement, the Company acquired the ownership of the 13 drug approval numbers for which reregistration has been completed. Pursuant to the terms of the Supplemental Agreement, the Former Equity Holders are entitled to a consideration of an aggregate amount of RMB 66 million (approximately $10.6 million) for the 13 drug approval numbers, of which RMB 30 million (approximately $4.8 million) was paid on November 26, 2012, RMB 25 million (approximately $4.0 million) was paid on December 31, 2012 and the balance of RMB 11 million (approximately $1.8 million) shall be paid in the Company’s common stock. Based on an agreed issuance price of $1.10 per share, RMB 11 million is equivalent to 1,602,564 shares of common stock of the Company. The 1,602,564 shares of common stock shall be delivered upon satisfaction of the following conditions: (1) the Former Equity Holders shall have completed the reregistration for the 13 drugs with the relevant government authorities; (2) all the records and drug registration materials shall have been delivered to the Company; (3) the Former Equity Holders shall have paid related personal income tax for consideration received as well as provided personal income tax clearance certificates to the Company within two months after signing of the Supplemental Agreement; (4) the fulfillment of other obligations by the Former Equity Holders as required by the Company within two months after signing of the Supplemental Agreement. There is no assurance that the Company will successfully integrate any or all of the various aspects to the acquired business, including but not limited to the sales, marketing, manufacturing, distribution, regulatory, and other functions. Failure to smoothly and successfully integrate the acquired business could lead to a reduction in revenue for the Shaanxi Weinan products compared to historical levels, maintain its customer base, and therefore have a material adverse effect on the Company, its operations or the price of its securities. Furthermore, there is no assurance that the Company will realize synergies in the sales, marketing, distribution, or other areas as it currently contemplates it will. Nor is there any assurance that the Company will realize any anticipated economies of scale for the combined businesses.

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

We may review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or otherwise offer growth opportunities. From time to time we review investment opportunities in new businesses and we expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor while the proceeds will be forwarded to Aoxing Pharmaceutical and accounted for as a loan to Aoxing Pharmaceutical and eliminated during consolidation. In the event of any future acquisitions, we could:

·           issue equity securities which would dilute current stockholders’ percentage ownership;
·           incur substantial debt;
·           assume contingent liabilities; or
·           expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

·           difficulties in the assimilation of acquired operations, technologies and/or products;
·           unanticipated costs associated with the acquisition or investment transaction;
·           the diversion of management’s attention from other business concerns;
·           adverse effects on existing business relationships with suppliers and customers;
·           risks associated with entering markets in which Aoxing Pharmaceutical has no or limited prior experience;
·           the potential loss of key employees of acquired organizations; and
·           substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. We are dependent upon the services of Mr. Wang, our president, Chief Executive Officer and Chairman, for the continued growth and operation of our Company because of his experience in the industry and his personal and business contacts in the PRC. We do not have an employment agreement with Mr. Wang and do not anticipate entering into an employment agreement in the foreseeable future. Although we have no reason to believe that Mr. Wang will discontinue his services with us or Aoxing Pharmaceutical, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations. Additionally, Qinghua Liu, our Chief Financial Officer, Zhenghong Wang, our Chief Operating Officer, Shuang Gong, our Corporate Secretary, Yuan Jian, General Manager and Chief Engineer of Aoxing Pharmaceutical, perform key functions in the operation of our business. There can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire these personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

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

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

·           the costs of pharmaceutical products and development;
·           the relative speed and success with which we can obtain and maintain customers, merchants and vendors for our products;
·           capital expenditure for equipment;
·           marketing and promotional activities and other costs;
·           changes in our pricing policies, suppliers and competitors;
·           the ability of our suppliers to provide products in a timely manner to their customers;
·           changes in operating expenses;
·           increased competition in the pharmaceutical markets; and
·           other general economic and seasonal factors.

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

As required by SFDA in April 2012, the Company purchased gel capsule inspection equipment to measure the chromium levels in gel capsules it used. The Company also undertook a thorough inspection of all samples of drugs sold and its current product inventory to ensure that all of the gel capsules it had purchased and currently uses comply with the SFDA chromium content requirements.  In addition, the Company conducted checks of every batch of raw materials it uses in every production category and, except as discussed above, found no violations of the chromium content requirements. Further, the Company recalled all such affected capsules as promptly and thoroughly as possible, and imposed heightened quality control and assurance measures going forward. On July 30, 2012, the SFDA approved the Company’s resumption of sales of its gel capsules following the thorough inspection. However, the suspension of sales of gel capsule products severely affected almost all China-based pharmaceutical companies that use gelatin capsules to manufacture their drugs.  The Company was not immune to the industry-wide losses and the Company’s sales and overall results for the 2012 second quarter were similarly adversely affected. The Company has been taking a number of steps to restart sales of gel capsule drugs immediately following the SFDA approval, including, among others, engaging its employees to work overtime, adding a second shift, launching an aggressive advertising campaign to help improve consumer confidence, establishing incentives for the sales force in all of the distribution offices nationwide, and launching an innovating B2C call center to take order and provide hands-on sales support.  There is no assurance that the Company will be successful in detecting such defective gel capsules in the future. In any such event, the Company may be required to find alternate gel capsule supplier and its operations and sales efforts in the short-term may therefore be adversely affected.

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

There has been substantial litigation in the pharmaceutical industry with respect to the manufacturing, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to commence or defend against charges relating to the infringement of patent or proprietary rights. Any such litigation could:

·           require us to incur substantial expense, even if covered by insurance or are successful in the litigation;
·           require us to divert significant time and effort of our technical and management personnel;
·           result in the loss of our rights to develop or make certain products; and
·           require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties.

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

Aoxing Pharmaceutical is subject to various PRC laws and regulations pertaining to the pharmaceutical industry. Aoxing Pharmaceutical has attained certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC. In 1998, the State Food and Drug Administration of the PRC (“SFDA”) introduced the Good Manufacturing Practice (GMP) Certificate in order to promote quality and safety of pharmaceutical production.  The Good Manufacturing Practices were revised in July and October 2004.  We and our competitors are required to meet GMP standards in order to continue manufacturing pharmaceutical products and health foods. For each new product, Aoxing Pharmaceutical prepares documentation of pharmacological, toxicity, pharmacokinetics and drug metabolism studies in addition to providing samples of the drug. The documentation and samples are then submitted to provincial food and drug administration. This process typically takes approximately three months. After the documentation and samples have been approved by the provincial food and drug administration, the provincial administration submits the approved documentation and samples to the SFDA. The SFDA examines the documentation and tests the samples and presents the findings to the New Drug Examination Committee for approval. If the application is approved by the SFDA, the SFDA will issue a clinical trial license to the applicant for clinical trials. This clinical trial license approval typically takes one year, followed by approximately two years of trials, depending on the category and class of the new drug. The SFDA then examines the documentation from the trial and, if approved, issues the new drug license to the applicant. This process usually takes eight months. The entire process takes anywhere from three to four years.

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

According to Drug Administration Law of the PRC and its implementing rules, the SFDA approvals, including Pharmaceutical Manufacturing Permit and Drug Approval Numbers, may be suspended or revoked prior to the expiration date under circumstances that include:

·          producing counterfeit medicine;
·          producing inferior quality products;
·          failing to meet the drug GMP standards;
·          purchasing medical ingredients used in the production of products sources that do not have Pharmaceutical Manufacturing Permit or Pharmaceutical Trade Permit;
·          fraudulent reporting of results or product samples in application process;
·          failing to meet drug labeling and direction standards;
·          bribing doctors or hospital personnel to entice them to use products,
·          producing pharmaceuticals for use or resale by companies that are not approved by the SFDA, or
·          the approved drug has a serious side effect.

If our pharmaceutical products fail to receive regulatory approval or are severely limited in these products' scope of use, we may be unable to recoup considerable research and development expenditures.

Our research and development of pharmaceutical products is subject to the regulatory approval of the SFDA. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures. Currently, three of our products, Zushima, Gan Fu Kang and Azithromycin Dispersible Tablets, have pending applications with the SFDA. Phase II clinical testing is currently occurring for five other products (Shenrong Capsules, Zhixuening Pian, Xiao'aiping Dispersible Tablets, Zhenbao Wan Capsules, and KunLing Wan Capsules), which is expected to be completed sometime in 2012 to 2015. After phase II clinical test, these products will need to go through a phase III clinical test before they can be submitted for SFDA approval. We expect phase III clinical test for all six products will be completed sometime in 2015 to 2017. If we do not receive timely approval for any of these drugs, then production will be delayed and sales of the products may be adversely affected.

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

The results of our operations may be significantly affected by the public's perception of our product and similar companies. This perception is dependent upon opinions concerning:

·           the safety and quality of our products and ingredients;
·           the safety and quality of similar products and ingredients distributed by other companies; and
·           our sales force.

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

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign person or foreign funded enterprise under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on its businesses. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

·           levying fines;
·           revoking Aoxing Pharmaceutical’s business and other licenses;
·           requiring that we restructure our ownership or operations; and
·           requiring that we discontinue any portion or all of our business.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the website www.oanda.com, as of December 16, 2013, US$1 was equal to RMB 6.111. As we rely entirely on revenue earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for Aoxing Pharmaceutical’s operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the RMB. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB; the U.S. dollar equivalent of the RMB we convert would be reduced in proportion to the amount the U.S. dollar appreciates. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

Because our principal assets are located outside of the United States and most of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers or to enforce U.S. Court Judgments against us or them in the PRC.

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

If we are unable to meet the Nasdaq Stock Market continued listing requirements, our securities may be subject to delisting.

On October 29, 2013, we received notification from the Nasdaq Listing Qualifications of the Nasdaq Stock Market that the Company’s transfer application to list its common stock on The Nasdaq Capital Market has been approved.  The listing of our securities was transferred from The Nasdaq Global Market to The Nasdaq Capital Market at the opening of business on October 31, 2013. The Company’s common stock continued trading under the symbol “BSPM”. The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as The Nasdaq Global Market. If we cannot demonstrate compliance with the continued listing requirements, our common stock may then be subject to delisting.

Our common shares have historically been thinly traded, and you may be unable to sell at or near ask prices or at all if you desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock commenced trading on The Nasdaq Global Market on April 23, 2010 and is currently trading on the Nasdaq Capital Market. Our common stock was previously quoted on the OTC Bulletin Board, where they have historically been sporadically or “thinly traded”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s securities are currently trading on NASDAQ under the trading symbol “BSPM” (subject to the listing exception), which listing was approved in April 2010. Prior to that, our securities were quoted on the OTC BB.  The market for our common stock is limited and volatile.  Set forth below are the high and low closing sale prices for the common stock for each quarter in 2013 and 2012. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2013	$2.50	$0.71
September 30, 2013	$0.89	$0.66
June 30, 2013	$1.00	$0.63
March 31, 2013	$1.15	$0.96

December 31, 2012	$1.38	$0.95
September 30, 2012	$1.41	$1.17
June 30, 2012	$1.86	$1.06
March 31, 2012	$3.15	$1.86

On March 25, 2014, the closing price of the Company’s common stock was $2.09.

Holders

As of March 25, 2014, we had 47 record holders of our common stock based upon a shareholder list provided by our transfer agent. Our transfer agent is Interwest Transfer Co., Inc. located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117, and their telephone number is 1-801-272-9294.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in ITEM 12 titled “Equity Compensation Plan Information” below. Except as previously reported in the Company’s public filings made with the SEC, the Company issued no unregistered shares of Common stock during the three months ended December 31, 2013. The Company did not repurchase any of its equity securities during the quarter ended December 31, 2013.

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

We currently manufacture and sell six over-the-counter (“OTC”) medications, ten prescription-based pharmaceuticals, six health products, and one medical device which are sold and distributed in over 25 provinces and provincial-level cities throughout China. We also have exclusive supply contract with a hospital to supply three pharmaceutical products.  Our best-selling product, Xin Ao Xing Oleanolic Acid Capsule (“Xin Aoxing Capsule”), is a state-approved OTC drug for treatment of Hepatitis B.

Agreement to co-develop new liver cancer drug

In March 2014, the Company signed a letter of intent with the Research Institute of Pharmaceuticals at Shaanxi University of Chinese Medicine to develop a new liver cancer drug based on Oleanolic Acid injection.

March 2014 Registered Offering

On March 10, 2014, Biostar Pharmaceuticals, Inc. (“Biostar” or the “Company”) and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with an offering (“Offering”) pursuant to which the Company agreed to sell, and the investors agreed to purchase 1,650,000 shares of the Company’s common stock and warrants to purchase up to 660,000 shares of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agents and other estimated offering expenses payable by the Company, of approximately $4.1 million.  The warrants will be immediately exercisable upon issuance and will remain exercisable for three years thereafter at an exercise price of $3.23 per share.  The exercise price and number of shares underlying the warrants are subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The net proceeds from the offering will be used for working capital and other general corporate purposes. Moody Capital Solutions, Inc. and Axiom Capital Management, Inc. served as the placement agents for the offering. The Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-192963), which became effective on January 3, 2014, pursuant to a prospectus supplement to be filed with the Securities and Exchange Commission.

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

Results of Operations

Net Sales

The following table illustrates our sales results for the years ended December 31, 2013 and 2012.

	Year ended December 31,		Increase (Decrease) due to changes in
	2013	2012	Product offering	Sales volume	Sales price
Aoxing Pharmaceutical Products
Xin Aoxing Capsule	$23,453,451	$23,361,384	$-	$5,056,974	$(4,964,907)
Other Aoxing Pharmaceutical products	13,145,526	13,059,582	-	67,946	17,998
New product	1,666,401	-	1,666,401	-	-
Discontinued products	-	1,877,373	(1,877,373)	-	-
Sub-total	38,265,378	38,298,339	(210,972)	5,124,920	(4,946,909)

Shaanxi Weinan products	8,193,334	8,116,560	-	35,262	41,512

Hospital products	7,078,247	2,880,025	-	4,143,685	54,537

Medical device	-	22,920	-	(22,920)	-

Total gross sales	$53,536,959	$49,317,844	$(210,972)	$9,280,947	$(4,850,860)
Sales discount	(807,905)	-

Total net sales	$52,729,054	$49,317,844

For the year ended December 31, 2013, total net sales increased by approximately $3.4 million or 6.9% compared to the year ended December 31, 2012.  The increase is mainly attributed to the increase in sales volume, offset by decrease in sales price and sales discount.  As discussed above, our sales during the year ended December 31, 2012 were significantly affected due to the suspension of our capsule products.

Total sales of our Xin Aoxing Capsule increased by 0.3% for the year ended December 31, 2013, compared to the same period in 2012.  During the year ended December 31, 2013, we lowered the selling price of Xin Aoxing Capsule, our flagship product, in order to regain our market share after the suspension of our product in the year ended December 31, 2012.  Our strategy to lower sale price had generated an incremental $5.1 million in sales volume of Xin Aoxing Capsule during the year ended December 31, 2013.  Sales of other products under Aoxing Pharmaceutical brand increased slightly, due to slight increase in both sales volume and sale price during the year ended December 31, 2013.  The slight decrease in sale of Aoxing Pharmaceutical brand products due to the introduction of a new product introduced in the first quarter in 2013 that accounted for $1.7 million of net sales, was offset by the discontinuation of 4 products due to expiration of their drug approval numbers.

Sales of Shaanxi Weinan’s product increased slightly during the year ended December 31, 2013 due to slight increase in both sales volume and sales price.

We have also begun sales of three new products that were sold exclusively at a local hospital since the third quarter in 2012.  These products accounted for approximately $7.1 and $2.9 million of total net sales for the year ended December 31, 2013 and 2012.

Cost of sales

The following table summarizes our cost of goods sold for the years ended December 31, 2013 and 2012:

	Year ended December 31,		Increase (Decrease) due to changes in
	2013	2012	Product offering	Sales volume	Product cost
Aoxing Pharmaceutical Products
Xin Aoxing Capsule	$8,083,564	$4,452,466	$-	$1,742,958	$1,888,140
Other Aoxing Pharmaceutical products	9,169,640	8,417,741	-	180,749	571,150
New product	1,200,630	-	1,200,630	-	-
Discontinued products	-	849,405	(849,405)	-	-
Sub-total	18,453,834	13,719,612	351,225	1,923,707	2,459,290

Shaanxi Weinan products	3,543,865	3,652,041	-	46,193	(154,369)

Hospital products	5,048,442	2,079,382	-	2,938,770	30,290

Medical device	75	15,786	-	(15,711)	-

Total cost of sales	$27,046,216	$19,466,821	$351,225	$4,892,959	$2,335,211

For the year ended December 31, 2013, cost of sales increased by approximately $7.6 million or 38.9%, compared to the year ended December 31, 2012.  This increase is mainly due to increase in sales volume and increased in our product cost.

The weighted average unit cost of our products during the year ended December 31, 2013 had increased by 9.0%, as compared to the year ended December 31, 2012.  Average unit cost of Xin Aoxing capsule increased as we included additional products as promotional items.  The increase in average unit cost of other Aoxing Pharmaceutical products was due to price increase of raw materials.

We have achieved a weighted average decrease of 4.7% in Shaanxi Weinan’s product.  Management believes that additional savings may be achieved as we further integrate Shaanxi Weinan’s operations with that of Aoxing.

Cost margin of our hospital products was 71.3% and 72.2% for the years ended December 31, 2013 and 2012.  Management believes that we may lower the average cost of these products as we increase our sales and utilize economy of scale.

Gross Profit

The following table summarizes our gross profit for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013		2012
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin%
Aoxing Pharmaceutical Products
Xin Aoxing Capsule	$15,369,887	65.5%	$18,908,918	80.9%
Other Aoxing Pharmaceutical products	3,975,886	30.2%	4,641,841	35.5%
New Product	465,771	28.0%	-	-
Discontinued products	-	-	1,027,968	54.8%
Sub-total	19,811,544	51.8%	24,578,727	64.2%

Shaanxi Weinan products	4,649,469	56.7%	4,464,519	57.8%

Hospital products	2,029,805	28.7%	800,643	27.8%

Medical device	(75)	-	7,134	31.1%

Sales discount	(807,905)

Total gross profit	$25,682,838	48.0%	$29,851,023	60.5%

Gross profit decreased by approximately $4.2 million or 14.0% for the year ended December 31, 2013, as compared to the year of 2012. The decrease in gross profit was due primarily to the decrease in sales price and increase in product cost, offset by the increase in sales volume.

The overall gross profit margin decreased to 48.0% for the year ended December 31, 2013 from 60.5% for the year ended December 31, 2012.   Our overall gross profit was significantly affected by the decrease in gross margin of Xin Aoxing Capsule from 80.9% during the year ended December 31, 2012 to 65.5% during the year ended December 31, 2013.

Operating Expenses

	Year Ended December 31,
	2013		2012
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$7,562,662	14.3%	$14,154,879	28.7%	(46.6%)
Selling expenses	9,012,456	17.1%	13,734,910	27.8%	(34.4%)
General and administrative expenses	6,092,139	11.6%	5,951,322	12.1%	(2.4%)
(Recovery of) Provision for doubtful account	(1,291,510)	(2.4%)	3,674,905	7.5%	(135.1%)
Compensation paid to customers	-	-	8,044,249	16.3%	(100.0%)
Administrative penalty	-	-	1,601,012	3.2%	(100.0%)
Research and development expenses	3,228,775	6.1%	4,475,806	9.1%	(27.9%)
Impairment loss on other receivable	330,004	0.6%	-	-	100.0%
Impairment of intangible assets	240,091	0.5%	-	-	100.0%
Total operating expenses	$25,174,617	47.7%	$51,637,083	104.7%	(51.2%)

Total operating expense decreased by approximately $26.5 million or 51.2% for the year ended December 31, 2013, as compared to the year ended December 31, 2012.  The decrease is attributable to decrease in advertising and selling expenses and bad debts.  During the year ended December 31, 2012, as a result of the developments relating to the capsule production discussed above, we paid compensation of $8.0 million to our customers for their cost of holding our products in the warehouse and portion of their lost profits during the sales suspension, as well as an administrative penalty of $1.6 million.

Advertising expenses accounted for 14.3% and 28.7% of our total net sales for the years ended December 31, 2013 and 2012.  As market of our products and sales channels became more established, and our brands became more well-known to households, we reduced the amount spent on advertising campaigns.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  Overall decrease was approximately $4.7 million or 34.4%.  As market of our products and sales channels became more established, and our brands became more well-known to households, we reduced the amount spent on selling activities.

General and administrative expenses consist of salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  During the year ended December 31, 2013 and 2012, general and administrative expenses were approximately 6.1 million.

During the year ended December 31, 2013, we recorded a recovery of doubtful accounts of approximately 1.3 million, while provision for doubtful account was approximately $3.7 million for the year ended December 31, 2012.  As a result of the suspension of our capsule sales from May to August 2012, our customers were unable to resell our products to consumers.  Consequently, our customers delayed in settling our accounts receivable, we increased the provision for doubtful accounts due to uncertainties regarding the collectability of accounts receivable for the year ended December 31, 2012. During the year ended December 31, 2013, management re-evaluated the collectability of our accounts receivable, and determined that it is appropriate to lower our estimates for bad debts.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones.  We incurred a total of approximately $3.2 million and $4.5 million in research and development expenses for the years ended December 31, 2013 and 2012, respectively.

Provision for Income Taxes

For the year ended December 31, 2013, our income tax expense was approximately $1.8 million, and for the year ended December 31, 2013, we had an income tax recovery of approximately $1.6 million for the year ended December 31, 2012.  The uniform corporate income tax rate is 25% in China. The calculation of effective tax rate include the operating results of all our subsidiaries, including the U.S. corporate company.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of approximately $0.1 million and net working capital of approximately $31.2 million. On March 10, 2014, we and certain institutional investors entered into a securities purchase agreement in connection with an offering pursuant to which the Company agreed to sell, and the investors agreed to purchase 1,650,000 shares of the Company’s common stock and warrants to purchase up to 660,000 shares of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agents and other estimated offering expenses payable by the Company, of approximately $4.1 million. The net proceeds from the offering will be used for working capital and other general corporate purposes.  At December 31, 2013, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding product lines, research and development capabilities, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s pharmaceutical products will be the primary organic source of funds for future operating activities in 2014. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, as we may deem appropriate, we may rely on bank borrowing, if available, as well as capital raises. There is no assurance that we will find such funding on acceptable terms, if at all.

Net cash provided by operating activities for the year ended December 31, 2013 was approximately $8.9 million. This was primarily due to our net income of approximately $0.8 million, adjusted by non-cash related expenses including depreciation and amortization of approximately $2.8 million, recognition of research and development expenses of approximately $3.2 million, stock-based compensation of approximately $0.8 million, and a non-cash decrease in deferred tax assets of approximately $1.0 million, offset by a recovery of doubtful accounts of approximately $1.3 million, and a net increase in working capital items of approximately $2.2 million. The net increase in working capital items was mainly due to decrease in accounts receivable offset by decrease in accounts and other payables, prepaid expenses and tax receivables.

Net cash used in investing activities for the year ended December 31, 2013 was approximately $4.2 million, primarily consisting of approximately $3.9 million paid as a deposit to acquire a health product manufacturer and $2.7 million paid as deposit for research and development, offset by $3.4 million received as compensation for 2 land use rights.

Net cash used in financing activities for the year ended December 31, 2013 was approximately $6.5 million, consisting repayment to a related party and short term bank loans.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2013:

	Payments due by period ($ million)
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development contracts	$0.8	$0.8	$-	-	-
Purchase of a health product manufacturer	5.3	5.3	-	-	-
				-	-
Total contractual obligations	$6.1	$6.1	$-	-	-

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

We have audited the accompanying consolidated balance sheets of Biostar Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended.  The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biostar Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Clement C. W. Chan & Co.
Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong
March 31, 2014

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

Current Assets
Cash and cash equivalents	$80,072	$1,759,078
Note receivable – note 2)	1,636,072	-
Accounts receivable, net of allowance for doubtful accounts of $2,454,108 (2012: $3,645,817)	17,965,082	21,851,412
Inventories - note 2)	830,311	847,135
Deposits and other receivables - note 3)	5,282,574	7,740,673
Income tax recoverable	374,958	265,007
Loan receivables - note 4)	9,816,433	9,510,826
Total Current Assets	35,985,502	41,974,131

Non-current Assets
Deposits - note 3)	3,926,573	8,718,258
Deferred tax assets - note 7)	2,789,175	3,665,951
Property and equipment, net - note 2)	7,728,700	6,980,521
Intangible assets, net - note 2)	17,134,494	9,136,439

Total Assets	$67,564,444	$70,475,300

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$4,447,314	$5,732,329
Short-term bank loans - note 5)	-	4,755,413
Due to a related party - note 11)	-	1,585,138
Value-added tax payable	344,191	629,672
Total Current Liabilities	4,791,505	12,702,552

Commitment and contingencies- note 10)

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,676,113 and 9,993,549 shares issued and outstanding as at December 31, 2013 and 2012 - note 6)	12,676	9,993
Additional paid-in capital	25,748,669	23,266,776
Deferred stock-based compensation – note 6a)	(365,017)	-
Statutory reserve - note 8)	7,126,432	6,737,368
Retained earnings	23,649,725	23,229,743
Accumulated other comprehensive income - note 9)	6,600,454	4,528,868
Total Stockholders' Equity	62,772,939	57,772,748

Total Liabilities and Stockholders' Equity	$67,564,444	$70,475,300

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012

Sales, net of discount of $807,905 (2012: $nil)	$52,729,054	$49,317,844
Cost of sales	27,046,216	19,466,821
Gross profit	25,682,838	29,851,023

Operating expenses:
Advertising expenses - note 2)	7,562,662	14,154,879
Selling expenses	9,012,456	13,734,910
General and administrative expenses	6,092,139	5,951,322
(Recovery of) Provision for doubtful account	(1,291,510)	3,674,905
Compensation paid to customers - note 14)	-	8,044,249
Administrative penalty - note 14)	-	1,601,012
Research and development expenses	3,228,775	4,475,806
Impairment loss on other receivable	330,004	-
Impairment loss on intangible assets	240,091	-
Total operating expenses	25,174,617	51,637,083

Income (Loss) from operations	508,221	(21,786,060)

Other income (expense)
Interest income	1,344,566	296,146
Interest expense	(367,493)	(84,387)
Other	2,281	599
Gain on disposal of intangible assets - note 2)	1,168,451	-
	2,147,805	212,358

Income (Loss) before income taxes	2,656,026	(21,573,702)

Provision for income tax (recovery) - note 7)	1,846,980	(1,576,379)

Net income (Loss)	$809,046	$(19,997,323)

Other comprehensive income - Foreign currency translation adjustment - note 9)	2,071,586	546,662

Comprehensive income (loss)	$2,880,632	$(19,450,661)

Net income (loss) per share Basic and diluted	$0.06	$(2.09)

Weighted average number of common shares outstanding Basic and diluted	13,509,463	9,570,901

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock - note 6)		Additional Paid-in	Deferred Stock-Based	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Compensation	Reserve	Earnings	Income	Equity
Balance, December 31, 2011	9,400,216	$9,400	$22,445,660	$-	$6,490,600	$43,473,834	$3,982,206	$76,401,700
Stock-based compensation - note 6a(i), (ii) and 6c)	593,333	593	821,116	-	-	-	-	821,709
Transfer to statutory reserve - note 8)	-	-	-	-	246,768	(246,768)	-	-
Net (loss)	-	-	-	-	-	(19,997,323)	-	(19,997,323)
Foreign currency translation adjustment - note 9)	-	-	-	-	-	-	546,662	546,662
Balance, December 31, 2012	9,993,549	$9,993	$23,266,776	-	$6,737,368	$23,229,743	$4,528,868	$57,772,748
Stock-based compensation - note 6a(iv) and (v)	860,000	860	723,337	-	-	-	-	724,197
Shares issued for services - note 6a(vi)	220,000	220	397,980	(365,017)	-	-	-	33,183
Shares issued to acquire intangible assets - note 6a(iii)	1,602,564	1,603	1,360,576	-	-	-	-	1,362,179
Transfer to statutory reserve - note 8)	-	-	-		389,064	(389,064)	-	-
Net income	-	-	-		-	809,046	-	809,046
Foreign currency translation adjustment - note 9)	-	-	-		-	-	2,071,586	2,071,586
Balance, December 31, 2013	12,676,113	$12,676	$25,748,669	$(365,017)	$7,126,432	$23,649,725	$6,600,454	$62,772,939

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$809,046	$(19,997,323)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax expense (benefit)	981,390	(2,036,089)
Depreciation and amortization	2,786,702	1,827,852
(Recovery of) Provision for doubtful accounts	(1,291,510)	3,674,905
Recognition of deferred research and development expenses	3,228,775	4,475,805
Credits to accounts receivable as compensation to customers - note 14)	-	1,347,779
Impairment loss on other receivables	330,004	-
Impairment loss on intangible assets	240,091	-
Gain on disposition of intangible assets - note 2)	(1,168,451)	-
Stock-based compensation	757,380	821,709

Changes in operating assets and liabilities:
Accounts receivable	4,204,776	6,629,264
Inventories	43,461	535,583
Deposits and other receivables	(161,358)	(1,870,286)
Accounts payable and accrued expenses	(1,449,439)	3,197,628
Value-added tax payable	(301,662)	(271,889)
Income tax payable/recoverable	(100,092)	(1,918,632)
Net cash provided by (used in) operating activities	8,909,113	(3,583,694)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(982,012)	(32,870)
Disposition of property, plant and equipment	-	21,788
Payment for acquisition of Shaanxi Weinan	-	(823,880)
Deposit paid for research and development - note 3a and 10b)	(2,744,459)	-
Deposit paid to acquire drug approval numbers	-	(8,714,114)
Deposit paid for intended acquisition of a health product manufacturer – note 3h)	(3,874,530)	-
Compensation received for disposed land use right	3,390,214	1,766,589
Provision of loan	-	(9,506,306)
Net cash (used in) investing activities	(4,210,787)	(17,288,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a related party	-	1,584,384
Repayment to a related party	(1,614,387)	-
Proceeds from short-term bank loans	-	4,753,153
Repayment of short-term loans	(4,843,162)	(792,192)
Net cash (used in) provided by financing activities	(6,457,549)	5,545,345

Effect of exchange rate changes on cash and cash equivalents	80,217	114,431

Net (decrease) increase in cash and cash equivalents	(1,679,006)	(15,212,711)

Cash and cash equivalents, beginning balance	1,759,078	16,971,789
Cash and cash equivalents, ending balance	$80,072	$1,759,078

SUPPLEMENTAL DISCLOSURES:
Interest received	$1,344,566	$296,146
Interest (payments)	$(355,657)	$(62,819)
Income tax (payments)	$(965,681)	$(2,387,030)

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:

a.
In April 2013, the Company acquired 13 drug approval numbers with aggregate consideration of approximately $10.2 million - note 1), consisting of approximately $8.8 million cash previously paid, which was previously classified as a deposit on December 31, 2012 - note 3a), and 1,602,564 shares of the Company’s common stock valued at approximately $1.4 million - note 6a).

b.
During the year ended December 31, 2013, the Company accepted a promissory note of approximately $1.6 million (RMB 10 million) as settlement of a customer’s account receivable.  The promissory note is guaranteed by a PRC bank, non-interest bearing, and due on June 30, 2014 – note 2).

c.
During the year ended December 31, 2013, the Company sold intangible assets relating to two drug approval numbers with a carrying value of approximately $0.2 million to an arm’s length party for approximately $1.4 million (RMB 8.5 million), resulting in a gain on disposal of approximately $1.2 million.  As at December 31, 2013, $1.4 million is receivable from the purchaser, and the amount is included in Deposits and other receivables on the consolidated financial statements – Note 3d).

d.
In October 2013, the Company issued a total of 110,000 shares of common stock valued at $110,550 to two consulting firms for corporate advisory services during the year ended December 31, 2013 – note 6a(v).

e.
In December 2013, the Company issued a total of 220,000 shares of common stock valued at $398,200 to a consulting firms and the consulting firm’s employees for one year of corporate advisory services from November 29, 2013 – note 6a(vi).

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operation in the PRC uses Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary and VIEs are translated into U.S. dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, Foreign Currency Translation, included in the Codification as ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity, included in the Codification as ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations.  For the years ended December 31, 2013 and 2012, the foreign currency translation adjustment to the Company’s other comprehensive income were $2,071,586 and $546,662.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  As of December 31, 2013 and 2012, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

Accounts Receivable and Note Receivable

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

During the year ended December 31, 2013, the Company accepted a promissory note of approximately $1.6 million (RMB 10 million) as settlement of a customer’s account receivable.  The promissory note is guaranteed by a PRC bank, non-interest bearing, and due on June 30, 2014.

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	December 31,	December 31,
	2013	2012

Raw materials	$423,192	$405,900
Work in process	93,125	125,007
Finished goods	224,530	193,145
Goods in transit	89,464	123,083
	$830,311	$847,135

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	December 31,	December 31,
	2013	2012

Buildings	$3,653,390	$3,539,652
Building improvements	3,023,864	1,969,840
Machinery & equipment	1,209,401	1,167,414
Furniture & fixtures	68,886	66,741
Vehicle	134,386	130,202
Construction in progress	2,150,927	2,083,964
	10,240,854	8,957,813
Less: Accumulated depreciation	(2,512,154)	(1,977,292)
	$7,728,700	$6,980,521

As of December 31, 2012, all buildings of Aoxing Pharmaceutical and Shaanxi Weinan were pledged to a financial institution in the PRC to secure short term bank loans.  Following the full repayment of short term bank loans made during the year ended December 31, 2013, the pledge of assets have been released (note 5).

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

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	December 31,	December 31,
	2013	2012

Land use rights	$3,540,216	$3,430,002
Proprietary technologies	19,106,783	8,913,131
	22,646,999	12,343,133
Less: Accumulated amortization	(5,512,505)	(3,206,694)
	$17,134,494	$9,136,439

The estimated future amortization expenses related to intangible assets as of December 31, 2013 are as follows:

Years Ending December 31,
2014	$2,562,207
2015	2,562,207
2016	2,562,207
2017	1,114,090
2018	1,114,090
Thereafter	7,219,693

In April 2013, the Company acquired 13 drug approval numbers from former equity holders of Shaanxi Weinan with total consideration of approximately $10.2 million (note 1).

During the year ended December 31, 2013, the Company recognized an impairment of intangible assets of $240,091.  The intangible assets were related to a drug approval number for a product that was discontinued.

During the year ended December 31, 2013, the Company sold intangible assets relating to two drug approval numbers with a carrying value of approximately $0.2 million to an arm’s length party for approximately $1.4 million (RMB 8.5 million), resulting in a gain on disposal of approximately $1.2 million – Note 3d).

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

Revenue reported is net of value-added tax and sales discounts.

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

For the years ended December 31, 2013 and 2012, the Company recognized stock-based compensation of $757,380 and $821,709, respectively.

Advertising

Advertising expense consists primarily of costs of promoting the Company’s corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the years ended December 31, 2013 and 2012, the Company incurred advertising expense of approximately $7.6 million and $14.2 million, respectively.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. We adopted this guidance as of January 1, 2010 and applied it to the Shaanxi Weinan acquisition during the year ended December 31, 2011.

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

As of December 31, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	December 31,	December 31,
	2013	2012

Current portion
a) Deposits paid for research and development of new medicine	$2,781,323	$3,170,275
b) Deposits paid for advertising	-	475,542
c) Deposits paid for purchase of inventory	654,429
d) Receivable from disposition of two drug approval numbers	1,390,661	-
e) Receivable from land use rights disposed in 2011	455,427	4,094,063
f) Other receivables	734	793
Prepaid expenses and other receivables	$5,282,574	$7,740,673

Non-current portion
g) Deposits paid to former equity holders of Shaanxi Weinan to acquire drug approval numbers – note 1)	$-	$8,718,258
h) Deposit paid for intended acquisition a health product manufacturer	3,926,573	-
	$3,926,573	$8,718,258

a.
Deposits paid for research and development represents progress payment for the agreement in note 10b, less amounts recognized as research and development expense.  In December 2010, the Company entered into an agreement with a research institution to jointly develop a new drug for treatment of cardiovascular disease.  The development is to be carried out by the research institute.  Pursuant to the agreement, the Company’s total commitment is $11.5 million, in exchange for 60% share of the intellectual property upon successful development of the drug.  In the event that the research institute fails to successfully develop the drug, the Company’s contribution is fully refundable.

b.	Deposits paid for advertising represents prepayment to advertising agency, less amounts recognized as advertising expenses.

c.	Deposits paid for purchase of inventory represents prepayments of inventory to one supplier.

d.
During the year ended December 31, 2013, the Company sold intangible assets relating to two drug approval numbers with a carrying value of approximately $0.2 million to an arm’s length party for approximately $1.4 million (RMB 8.5 million), resulting in a gain on disposal of approximately $1.2 million.

e.
During the year ended December 31, 2011, the company disposed two land use rights reclaimed by local governments.  During the year ended December 31, 2013 and 2012, the Company received approximately $3.3 million and $1.8 million, respectively as compensation for these disposal.  During the year ended December 31, 2013, the Company recognized an impairment loss of approximately $0.3 million on these other receivables.

h.
In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately 9.2 million (RMB 56 million), consisting of approximately $4.9 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.3 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.  The deposit is fully refundable if certain conditions set out in the letter of intent are not met.

Note 4 – LOAN RECEIVABLES

On November 20, 2012, the Company advanced RMB 60 million ($9.5 million) to a third party as a commercial loan, interest bearing at 13% per annum. The principal and interest were to be repaid on December 31, 2013.

On December 23, 2013, the term of the loan was extended to June 30, 2014.  On December 31, 2013, the Company received $1.3 million as interest payment during the loan’s original term.  As at December 31, 2013 and 2012, carrying amount of the loan receivables approximate its fair value due to short maturity.

Note 5 – SHORT-TERM BANK LOANS

Short-term bank loans consisted of the followings:

		Balance as at December 31,
Inception date	Details	2013	2012

October 24, 2012	RMB 10,000,000, one year term loan, annual interest rate at 7.80%	-	1,585,137
November 8, 2012	RMB 10,000,000, one year term loan, annual interest rate at 7.80%	-	1,585,138
December 5, 2012	RMB 10,000,000, one year term loan, annual interest rate at 7.80%	-	1,585,138
	Total	$-	$4,755,413

These loans were secured by (i) personal guarantee executed by a major shareholder of the Company and (ii) pledge of all buildings and land use rights of Aoxing Pharmaceutical and Shaanxi Weinan.  Following full repayment of these short term loans during the year ended December 31, 2013, the pledge of assets have been released.

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

(a) Common stock

As of December 31, 2013 and 2012, the Company has 100,000,000 shares of common stock authorized, 12,676,113 and 9,993,549 shares issued and outstanding at par value of $0.001 per share respectively.

For the year ended December 31, 2012	Shares issued	Value
i. issued to a former consultant based on previous agreement, valued at $1.17 per share	33,333	$39,000
ii. awarded to employees based on 2011 Incentive Stock Plan, fair value at $1.17 per share	560,000	655,200
Total common stock issued during the year ended December 31, 2012	593,333	$694,200

For the year ended December 31, 2013	Shares issued	Value
iii. issued in connection with the execution of the Weinan Supplemental Agreement, to acquire 13 drug approvals from the former equity holders of Shaanxi Weinan. (Note 1), valued at $0.85 per share, representing the fair value of the shares at the date of the execution of the Weinan Supplemental Agreement	1,602,564	$1,362,179
iv. awarded to employees based on 2012 Incentive Stock Plan, fair value at $0.82 per share	750,000	613,647
v. issued to two consulting firm corporate advisory services during the year, average fair value at $1.00 per share	110,000	110,550
vi. issued to a consulting firm and the consulting firm’s employees for an one year corporate advisory agreement from November 29, 2013, fair value at $1.81 per share	220,000	398,200
Total common stock issued during the year ended December 31, 2013	2,682,564	$2,484,576

Common stock issued for items i), ii), iv) and v) above were fully vested and not subject to forfeiture when issued. The Company recognized $724,197 and $694,200 as stock-based compensation expense with respect of these shares issuance, which was included in general and administrative expense, for the years ended December 31, 2013 and 2012.

Common stock issued for item vi) were fully vested and not subject to forfeiture when issued.  $33,183 was recognized as stock-based compensation expense for the year ended December 31, 2013, and $365,017 was recorded as deferred stock-based compensation as at December 31, 2013.

(b) Warrants

As at December 31, 2013 and 2012, the Company has 177,451 and 195,784 warrants outstanding, with weighted average exercise price of $8.95 and $8.67, respectively.

No warrants were issued during the year ended December 31, 2013 and 2012.

The following table summarizes the Company’s outstanding warrants as of December 31, 2013 and 2012.

		Outstanding as at December 31,
Expiry date	Exercise Price	2013	2012
May 31, 2013	$6.00	-	18,333
June 30, 2014	8.22	10,784	10,784
November 1, 2014*	9.00	166,667	166,667
		177,451	195,784

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

The following tables summarize activities for the Company’s options for the years ended December 31, 2013 and 2012.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2011	362,222	8.22	2.94
Granted, April 20, 2012	24,000	1.68	4.27
Balance, December 31, 2012	386,222	7.81	2.08
Balance, December 31, 2013	386,222	7.81	1.08

Vested as at December 31, 2012	357,777	8.22	1.59
Vested as at December 31, 2013	386,222	7.81	1.08

Unvested as at December 31, 2012	28,445	2.64	3.80
Unvested as at December 31, 2013	-	-	-

The Company recognized $nil and $127,510 as stock-based compensation expense, which was included in general and administrative expense, during the years ended December 31, 2013 and 2012.  Stock-based compensations relating to stock option has been fully recognized as at December 31, 2013.

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the years ended December 31, 2013 and 2012, and has recorded income tax provision for the periods.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012
Current:
USA	$-	$-
PRC	865,590	459,711

Deferred:
USA	-	-
PRC	981,390	(2,036,090)

Provision for income taxes (recovery)	$1,846,980	$(1,576,379)

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012

Income tax at USA statutory rate (34%)	$999,477	$(7,335,059)
Foreign rate differential	(357,037)	1,838,521
Tax effect of permanent differences due to:
Stock based compensation	257,509	279,381
Disallowed research and development expense	807,194	1,118,985
Penalty	-	400,253
Disallowed portion of impairment of accounts receivable	-	874,807
Other	(50,304)	406,264
Change in valuation allowance	190,141	840,469
Provision for (Recovery of) income taxes	$1,846,980	$(1,576,379)

The deferred tax assets for the USA operation as of December 31, 2013 and 2012 consists mainly of net operating loss carry-forwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future. Components of deferred tax assets in the USA were as follows:

	December 31,	December 31,
	2013	2012

USA Tax benefit on net operating loss carry forward	$1,776,853	1,685,031
Valuation allowance	(1,776,853)	(1,685,031)
Deferred tax asset - USA	$-	$-

As of December 31, 2013 and 2012, the Company had federal and state net operating loss carry-forwards of $5.2 million and $5.0 million available to offset future taxable income in the USA respectively. The net operating loss carry-forwards will expire, if unused, in varying amounts through the year ending December 31, 2033.

The Company’s subsidiaries and VIE were incorporated in the PRC and are governed by the Income Tax Law of the PRC and various local income tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).  Components of deferred tax assets in the PRC were as follows:

	December 31,	December 31,
	2013	2012

PRC Tax benefit on net operating loss carry forward	$731,782	1,146,673
Tax effect of temporary differences due to
Taxation book value of long-term assets	$842,711	$1,411,563
Provision of bad debts	1,013,781	875,223
Provision of commission expense	485,132	764,522
Other temporary differences	(185,912)	198,285
Valuation allowance	(98,319)	(730,315)
Deferred tax asset - PRC	$2,789,175	$3,665,951

As at December 31, 2013, the Company had net operating loss carry-forward of approximately $2.9 million (RMB 17.9 million) available to offset future taxable income in the PRC.  The net operating loss carry-forward will expire, if unused, in the year ending December31, 2019.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the years ended December 31, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2013 and 2012, the Company’s VIE had allocated approximately $7.1 million and $6.7 million, respectively, to these non-distributable reserve funds.

Note 9 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of December 31, 2013 and 2012 were as follows:

	December 31,	December 31,
	2013	2012

Accumulated other comprehensive income, beginning of period	$4,528,868	$3,982,206
Change in cumulative translation adjustment	2,071,586	546,662
Accumulated other comprehensive income, end of period	$6,600,454	$4,528,868

Note 10 - COMMITMENTS

The following table illustrates the Company’s commitments as at December 31, 2013 and 2012:  ($,000,000)

	Total commitment	December 31, 2013	December 31, 2012
a) Three agreements with certain research institutes to conduct clinical trials for two new and one existing drug	$2.1	$0.8	$0.8
b) Agreement with a research institution to jointly develop a new drug for treatment of cardiovascular disease in December 2010. The development is to be carried out by the research institute. Pursuant to the agreement, the Company’s total commitment is $11.5 million, in exchange for 60% share of the intellectual property upon successful development of the drug. In the event that the research institute fail to successfully develop the drug, the Company’s contribution is fully refundable.	11.5	-	2.7
c) In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $9.2 million (RMB 56 million), consisting of approximately $4.9 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.3 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.	9.2	5.3	-
Total commitment		$6.1	$3.5

Note 11 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the Company obtained an advance of RMB 10,000,000 (approximately $1.6 million) from a director, who is also an officer of the Company. The loan was unsecured, non-interest bearing and payable upon demand.  During the year ended December 2013, the Company repaid the director in full.

Note 12 - SEGMENT INFORMATION

For the years ended December 31, 2013 and 2012, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 13 –RISKS CONCENTRATION

The following tables illustrates the Company’s risks concentration:

Sales and accounts receivable risks concentration
	Percentage of total sales during the		Percentage of total accounts receivable as at
Customer	year ended December 31,		December 31, 2013	December 31, 2012
	2013	2012

A	17%	16%	17%	20%
B	17%	30%	32%	10%
Total risks concentration	34%	46%	49%	30%

Purchase and accounts payable risks concentration
	Percentage of total purchase during the		Percentage of total accounts payable as at
Vendor	year ended December 31,		December 31, 2013	December 31, 2012
	2013	2012

C	20%	32%	87%	22%
D	15%	5%	0%	0%
E	10%	14%	0%	0%
F	3%	9%	0%	76%
Total risks concentration	48%	60%	87%	98%

Note 14 - ADMINISTRATIVE PENALTY AND COMPENSATION

During the year ended December 31, 2012, the Company was imposed a non-disputable administrative penalty of approximately $1.6 million by the SFDA.

During the year ended December 31, 2012 the Company also paid $8.0 million as compensation to its customers, for costs of holding the Company’s product during the related sales suspension, of which approximately $6.7 million was paid in cash and approximately $1.3 million as credits to accounts receivable.

Note 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and disclosure through the date of financial statements are issued.

In March 2014, the Company and certain institutional investors entered into a securities purchase agreement (the "Purchase Agreement") in connection with an offering ("Offering") pursuant to which the Company agreed to sell, and the investors agreed to purchase 1,650,000 shares of the Company's common stock and warrants to purchase up to 660,000 shares of the Company's common stock, for aggregate gross proceeds, before deducting fees to the placement agents and other estimated offering expenses payable by the Company, of approximately $4.1 million. The warrants will be immediately exercisable upon issuance and will remain exercisable for three years thereafter at an exercise price of $3.23 per share. The exercise price and number of shares underlying the warrants are subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. In addition, if the Company sells, issues or grants any common stock or common stock equivalents at a price per share less than the then exercise price of the warrants, then, the exercise price of the warrants shall be reduced to equal such price.

No other significant event occurred from December 31, 2013 to the date these consolidated financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company’s consolidated financial statements.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Resignation of Mazars CPA Limited

As previously reported, on January 8, 2013, Biostar Pharmaceuticals, Inc. (the “Company”) received a notice from Mazars CPA Limited, the Company’s independent registered public accounting firm (“Mazars”), stating that Mazars tendered its resignation effective January 8, 2013. The Mazars’ decision to resign as the Company’s independent auditors followed the Company’s inability to negotiate lower fees for Mazars’ services and the Company’s decision to engage another independent auditing firm. The foregoing determination by the Company was made upon approval and recommendation of the Audit Committee of the Board.

Mazars reported on the Company’s financial statements for the years ended December 31, 2011 and 2010, respectively. The Mazars reports on the Company’s financial statements for such fiscal periods as of December 31, 2011 and 2010, respectively, and for the fiscal years ended December 31, 2011 and 2010, respectively, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two most recent fiscal years ended December 31, 2012 and the interim period through the effective date of Mazars’ dismissal, (i) there were no disagreements with Mazars on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Mazars’ satisfaction, would have caused Mazars to make reference to the subject matter of such disagreements in its reports on the Company’s consolidated financial statements for such year, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Engagement of Clement C.W. Chan & Co.

On January 8, 2013, the Company engaged the services of Clement C.W. Chan & Co. (“Clement”) as the Company’s new independent registered public accounting firm to audit the Company’s balance sheet as of December 31, 2012, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. Clement will also perform a review of the Company’s unaudited quarterly financial information as of and for the quarters ending March 31, 2013, June 30, 2013 and September 30, 2013. The Clement engagement was reviewed, approved and recommended by the Audit Committee of the Board.

During each of the Company’s two most recent fiscal years and through the date of this report, (a) the Company has not engaged Clement as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) the Company or someone on its behalf did not consult Clement with respect to (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any other matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment the Company’s management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter of 2013 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and ages of our directors and executive officers as of March 25, 2014.

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
(4)           Audit Committee Financial Expert.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Act during the Company’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, it is the Company’s understanding that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors and security holders.

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

ITEM 11.  Executive Compensation

Summary Compensation Table

This discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing all persons that served as principal executive officer at any time during the fiscal year as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2013 and 2012, the named executive officers consisted of Ronghua Wang (Chief Executive Officer (Principal Executive Officer)), Zack Zibing Pan (former Chief Financial Officer through December 14, 2012), Qinghua Liu (Interim Chief Financial Officer (Principal Financial Officer effective from December 18, 2012), Zhenghong Wang (Chief Operating Officer) and Amei Zhang (former Chief Operating Officer through March 26, 2012).

Name/Office	Year	Salaries ($)	Bonus ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronghua Wang	2013	17,435	-	-	-	-	-	17,435
Chairman, CEO (1)	2012	17,111	-	-	-	-	-	17,111

Qinghua Liu	2013	11,042	-	-	-	-	-	11,042
Interim CFO (2)	2012	-	-	-	-	-	-	-

Zack Zibing Pan	2013	-	-	-	-	-	-	-
Former CFO (3)	2012	100,392	-	80,517	-	-	-	180,909

Amei Zhang	2013	-	-	-	-	-	-	-
Former COO (4)	2012	1,521	-	-	-	-	-	1,521

Zhenghong Wang	2013	6,586	-	-	-	-	-	6,586
COO (5)	2012	4,563	-	-	-	-	-	4,563

(1)           Mr. Ronghua Wang was appointed our President and Chief Executive Officer on November 1, 2007. Mr. Wang received the compensation set forth above from Aoxing Pharmaceutical in 2013 and 2012. Mr. Wang’s cash compensation was paid in RMB which, for reporting purposes, has been converted to U.S. dollars at the conversion rate of RMB 6.1943 to one U.S. dollars for 2013, and RMB 6.3116 to one U.S. dollars for 2012. Mr. Wang was granted options to purchase 73,334 shares of our common stock, adjusted retroactively to reflect the one-for-three reverse stock split on October 22, 2009, and all of which had already vested by December 31, 2011.
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
(5)           Mr. Wang was appointed as the Company’s COO on March 26, 2012. He received the compensation in RMB from Aoxing Pharmaceutical which, for reporting purpose, has been converted to US dollars at the conversion rate of RMB 6.1943 to one U.S. dollars for 2013, and RMB 6.3116 to one U.S. dollars for 2012.
(6)           Represents the amortized value of the stock option award granted calculated in accordance with FASB ASC Topic 718. For the purposes of making the option calculation for 2012, the following assumptions were made: (a) weighted expected life (years) – 5.0; (b) volatility — 77.9% ; (c) dividend yield — 0; and (d) weighted discount rate — 0.86% for the 2012 year option grant.

Outstanding Equity Awards - 2013

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
(6)           Resigned effective as of March 23, 2012.

*             Except as set forth in footnote (5), the number of shares underlying the options and the exercise price have been adjusted retroactively to reflect the one-for-three reverse stock split.

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

Director Compensation

The following table provides compensation information for our directors, except for Chairman Mr. Wang whose compensation was shown in ITEM 11, during the fiscal year ended December 31, 2013:

			No-Equity	Non-Qualified Deferred
		Stock	Incentive Plan	Compensation	All other
	Fees	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)
Qinghua Liu	10,457	-	-	-	-	10,457

Haipeng Wu	4,753	-	-	-	-	4,753

King-fai Leung	9,506	-	-	-	-	9,506

Zhongyang Shang	3,169	-	-	-	-	3,169

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

At the annual general shareholder meeting held on October 28, 2011, the Company’s shareholders approved “Biostar Pharmaceuticals, Inc. 2011 Stock Option Compensation Plan” (hereinafter the “2011 Plan”). The maximum number of shares that may be issued under the 2011 Plan is 850,000 shares of our common stock. Under this Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The 2011 Plan is administered either by the compensation committee or a committee appointed by the Board, which is comprised of a combination of two or more officers and/or members of the Board. The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan to approve the eligible persons nominated by the management of the Company to be granted awards of common stock (“Awards”) or stock options, to determine the number of Awards or stock options to be granted to an eligible person; to determine the time or times at which or stock options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; to remove or adjust any restrictions and conditions upon Awards or Stock Options; to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of March 25, 2014, there were no shares of our common stock and/or options to purchase common stock available for future issuance under the 2011 Plan.

At the annual general shareholder meeting held on October 26, 2012, the Company’s shareholders approved “Biostar Pharmaceuticals, Inc. 2012 Stock Option Compensation Plan” (hereinafter the “2012 Plan”). The maximum number of shares that may be issued under the 2012 Plan is 750,000 shares of our common stock. All of our employees, officers, and directors, and consultants are eligible to be granted options or restricted stock awards under the 2012 Plan. The 2012 Plan is administered by the Board, which has all the power to administer the 2012 Plan according to its terms, including the power to grant awards, determine who may be granted awards and the types and amounts of awards to be granted, prescribe award agreements, and establish programs for granting awards. As of December 31, 2013, 750,000 shares of common stock have been issued under the 2012 Plan.

At the annual general shareholder meeting held on November 22, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan. The maximum number of shares that may be issued under the 2013 Plan is 1,150,000 shares of our common stock. All of our employees, officers, and directors, and consultants are eligible to be granted options or restricted stock awards under the 2013 Plan. The 2013 Plan is administered by the Board, which has all the power to administer the 2013 Plan according to its terms, including the power to grant awards, determine who may be granted awards and the types and amounts of awards to be granted, prescribe award agreements, and establish programs for granting awards. As of March 26, 2014, no shares of common stock have been issued under the 2013 Plan.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)
Equity compensation plans approved by security holders
2009 Plan*	362,222	$8.22	-
2011 Plan	24,000	1.68	266,000
2012 Plan	-	-	750,000
2013 Plan	-	-	1,150,000
Equity compensation plans not approved by security holders	-	-	-
TOTAL	386,222	$7.81	1,016,000

* The number of shares underlying the options and the exercise price have been adjusted retroactively to reflect the one-for-three reverse stock split.

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information regarding the beneficial ownership of our common stock, as of March 25 2014, by:

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

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Ronghua Wang (2)	3,128,992	21.24%
Liu Qinghua (3)	27,667	*
Haipeng Wu (4)	6,667	*
Zhenghong Wang (5)	6,667	*
Shuang Gong (6)	44,334	*
Leung King-fai (7)	6,667	*
Zhongyang Shang (8)	16,667	*
All directors and executive officers of the Company (seven persons)	3,237,661	22.09%
 ____________________
*Less than 1%.

(1)	Unless otherwise indicated, the address for each of beneficial owner is: No. 588 Shiji Xi Avenue, Xianyang City, Shaanxi province, PRC, 712046.
(2)	Includes 73,334 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(3)	Includes 26,667 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(4)	Includes 6,667 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(5)	Includes 6,667 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(6)	Includes 33,334 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(7)	Includes 16,667 shares of common stock issuable upon exercise of stock options that were granted on December 30, 2009.
(8)	Independent director.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the year ended December 31, 2013, the Company obtained an advance of RMB 10,000,000 (approximately $1.59 million) from a major shareholder. The funds were used as part of the deposit for the acquisition of drug patents from former equity holders of Shaanxi Weinan. The amount is unsecured, interest-free and repayable upon demand.

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

Director and Board Nominee Independence

Our Board is subject to the independence requirements of the Nasdaq Stock Market (“Nasdaq”). The Board undertakes periodic reviews of director independence. During this review, the Board considers transactions and relationships between each director or any member of his immediate family and Biostar and its affiliates, including those transactions that are contemplated under Item 404(a) of Regulation S-K to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. Our Board has determined that all current members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are ‘‘independent” in accordance with the Nasdaq independence requirements and that the members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act. Ronghua Wang, in addition to serving on the Board, also serves as our Chief Executive Officer, and does not serve on any of the Board committees. The majority of the Board is comprised of independent directors. The Board based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors and the fact that no director previously reported a change in circumstances that could affect his independence. None of our directors engages in any transaction, relationship, or arrangement contemplated under Item 404(a) of Regulation S-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 8, 2013, Mazars CPA Limited (“Mazars”) resigned as our independent registered public accounting firm and our Audit Committee appointed Clement C.W. Chan & Co. (“Clement”) as our new independent registered public accounting firm for our fiscal year ended December 31, 2013. The following table presents fees for professional services rendered by the Company’s prior and current independent registered public accounting firms for the fiscal years 2012 and 2013:

Services Performed	2013	2012
Audit Fees - statutory	$150,000	$135,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Total Fees	$150,000	$135,000

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent accountants.  The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent accountants.  The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent accountants.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the accountants’ independence.  As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members.  Any service pre-approved by a delegate must be reported to the Audit Committee at the next scheduled quarterly meeting.  The Audit Committee considered whether the provision of the auditors’ services, other than for the annual audit and quarterly reviews, is compatible with its independence and concluded that it is compatible.  In 2013, all such services were pre-approved by the Audit Committee.

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
10.8
The Supplemental Agreement to Share Transfer Contract, dated March 11, 2013, by and between Shaanxi Aoxing Pharmaceutical Co., Ltd. and all the former equity holders of Shaanxi Weinan Huaren Pharmaceuticals. Ltd.

14.1	Code of Ethics (4)
21	List of subsidiaries (14)
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

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

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: March 31, 2014	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: March 31, 2014	By:	/s/ Qinghua Liu
Qinghua Liu Interim Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2014	By:	/s/ Qinghua Liu
Qinghua Liu, Interim Chief Financial Officer and Director

Date: March 31, 2014	By:	/s/ Haipeng Wu
Haipeng Wu, Director

Date: March 31, 2014	By:	/s/ King-fai Leung
King-fai Leung, Director

Date: March 31, 2014	By:	/s/ Zhongyang Shang
Zhongyang Shang, Director