Form 10-Q
period 2014-03-31
Biostar Pharmaceuticals, Inc.
filed 2014-05-15
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: March 31, 2014
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

As of May 9, 2014, the Company had 14,326,113 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

BIOSTAR PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAR PHARMACEUTICALS, INC
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$7,132,558	$80,072
Note receivable - note 2)	1,622,876	1,636,072
Accounts receivable, net	18,992,045	17,965,082
Inventories - note 2)	732,878	830,311
Deposits and other receivables - note 3)	3,164,607	5,282,574
Income tax recoverable	30,794	374,958
Loan receivables	10,049,382	9,816,433
Total Current Assets	41,725,140	35,985,502

Non-current Assets
Deposits - note 3)	3,894,903	3,926,573
Deferred tax assets	2,902,771	2,789,175
Property and equipment, net - note 2)	7,527,318	7,728,700
Intangible assets, net - note 2)	16,378,191	17,134,494

Total Assets	$72,428,323	$67,564,444

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$5,367,568	$4,447,314
Due to a related party	107,677	-
Value-added tax payable	445,365	344,191
Warrant liabilities - note 5)	960,894	-
Total Current Liabilities	6,881,504	4,791,505

Commitment and contingencies - note 9)

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,326,113 and 12,676,113 shares issued and outstanding as at March 31, 2014 and December 31, 2013	14,326	12,676
Additional paid-in capital	28,648,658	25,748,669
Deferred stock-based compensation	(265,467)	(365,017)
Statutory reserve	7,126,432	7,126,432
Retained earnings	23,956,395	23,649,725
Accumulated other comprehensive income	6,066,475	6,600,454
Total Stockholders' Equity	65,546,819	62,772,939

Total Liabilities and Stockholders' Equity	$72,428,323	$67,564,444

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Sales, net	$13,181,164	$12,091,909
Cost of sales	5,928,076	5,403,019
Gross profit	7,253,088	6,688,890

Operating expenses:
Advertising expenses	1,788,541	1,886,681
Selling expenses	1,934,722	2,197,346
General and administrative expenses	3,597,993	1,077,748
Research and development expenses	694,944	796,001
Total operating expenses	8,016,200	5,957,776

Income (Loss) from operations	(763,112)	731,114

Other income (expense)
Interest income	316,431	455,231
Interest expense	-	(95,688)
Other income	1,099,292	-
Other expense	(46,700)	(2,098)
	1,369,023	357,445

Income before income taxes	605,911	1,088,559

Provision for income tax	299,241	527,585

Net income	$306,670	$560,974

Other comprehensive income - foreign currency translation adjustment	(533,979)	437,833

Comprehensive income (loss)	$(227,309)	$998,807

Net income per share
Basic	$0.02	$0.06
Diluted	$0.02	$0.06

Weighted average number of common shares outstanding
Basic	13,024,446	9,993,549
Diluted	13,030,643	9,993,549

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$306,670	$560,974
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest	(314,489)	(449,075)
Deferred tax expense (benefit)	(137,124)	360,387
Depreciation and amortization	736,124	458,931
Provision for doubtful accounts	2,269,688	-
Recognition of deferred research and development expenses	694,943	796,001
Stock-based compensation	99,550	6,147

Changes in operating assets and liabilities:
Accounts receivable	(3,450,423)	5,457,403
Inventories	91,423	(562,015)
Deposits and other receivables	1,396,128	(764,161)
Accounts payable and accrued expenses	963,311	507,140
Value-added tax payable	104,737	(170,796)
Income tax payable/recoverable	343,723	(21,547)
Net cash provided by operating activities	3,104,261	6,179,389

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,957)	(4,352)
Net cash (used in) investing activities	(1,957)	(4,352)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (repayment to) a related party	107,692	(1,592,002)
Proceeds from stock issuance and warrants	3,862,533	-
Net cash provided by (used in) financing activities	3,970,225	(1,592,002)

Effect of exchange rate changes on cash and cash equivalents	(20,043)	115,013

Net increase in cash and cash equivalents	7,052,486	4,698,048

Cash and cash equivalents, beginning balance	80,072	1,759,078
Cash and cash equivalents, ending balance	$7,132,558	$6,457,126

SUPPLEMENTAL DISCLOSURES:
Interest received	$1,943	$6,945
Interest (payments)	$-	$93,132
Income tax (payments)	$92,641	$188,745

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

Following to the change in registered owners of Aoxing Pharmaceutical on May 15, 2013, a set of new Agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical on May 24, 2013.

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

☐
Shaanxi Biostar has the full right to control and administer the financial affairs and daily operation of Aoxing Pharmaceutical and has the right to manage and control all assets of Aoxing Pharmaceutical. The registered owners of Aoxing Pharmaceutical as a group have no right to make any decision about Aoxing Pharmaceutical’s activities without the consent of Shaanxi Biostar.

☐
Shaanxi Biostar is assigned all voting rights of Aoxing Pharmaceutical and has the right to appoint all directors and senior management personnel of Aoxing Pharmaceutical. The registered owners of Aoxing Pharmaceutical possess no substantive voting rights.

☐	Shaanxi Biostar is committed to provide financial support if Aoxing Pharmaceutical requires additional funds to maintain its operations and to repay its debts.

☐
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

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

The consolidated balance sheets and certain comparative information as of December 31, 2013 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2013 (“2013 Annual Financial Statements”), included in the Company’s 2013 Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with the 2013 Annual Financial Statements.

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

Note Receivable

During the year ended December 31, 2013, the Company accepted a promissory note of approximately $1.6 million (RMB 10 million) as settlement of a customer’s account receivable.  The promissory note is guaranteed by a PRC bank, non-interest bearing, and due on June30, 2014.

Inventories

Inventories are valued at the lower of weighted average cost or market value. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	March 31,	December 31,
	2014	2013

Raw materials	$401,851	$423,192
Work in process	106,094	93,125
Finished goods	146,383	224,530
Goods in transit	78,550	89,464
	$732,878	$830,311

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	March 31,	December 31,
	2014	2013

Buildings	$3,623,923	$3,653,390
Building improvements	2,999,474	3,023,864
Machinery & equipment	1,201,588	1,209,401
Furniture & fixtures	68,330	68,886
Vehicle	133,302	134,386
Construction in progress	2,133,578	2,150,927
	10,160,195	10,240,854
Less: Accumulated depreciation	(2,632,877)	(2,512,154)
	$7,527,318	$7,728,700

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

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	March 31,	December 31,
	2014	2013

Land use rights	$3,511,662	$3,540,216
Proprietary technologies	18,952,674	19,106,783
	22,464,336	22,646,999
Less: Accumulated amortization and impairment	(6,086,145)	(5,512,505)
	$16,378,191	$17,134,494

The estimated future amortization expenses related to intangible assets as of March 31, 2014 are as follows:

Years Ending December 31,
2014	$1,720,920
2015	2,294,560
2016	1,142,318
2017	1,036,060
2018	1,036,060
Thereafter	9,148,273

In April 2013, the Company acquired 13 drug approval numbers from former equity holders of Shaanxi Weinan with total consideration of approximately $10.2 million (note 1).

During the year ended December 31, 2013, the Company recognized an impairment of intangible assets of $240,091.  The intangible assets were related to a drug approval number for a product that was discontinued.

During the year ended December 31, 2013, the Company sold intangible assets relating to two drug approval numbers with a carrying value of approximately $0.2 million to an arm’s length party for approximately $1.4 million (RMB 8.5 million), resulting in a gain on disposal of approximately $1.2 million – (Note 3c).

Share warrants

In accordance with ASC815 and EITF07-05, share warrants with a term of down-round provision and that are issued as a multiple instrument in a single transaction are initially in recognised at fair value at grant date as a financial liability and that a portion of the net proceeds from the single transaction equals to the fair value of share warrants at grant date is allocated to the share warrants as an instrument.  At each reporting period date, the fair value of the share warrants will be re-measured and the fair value changes will be reported as gain/loss on Statement of Operations and Comprehensive Income.

Recent accounting pronouncements

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	March 31,	December 31,
	2014	2013

Current portion
a) Deposits paid for research and development of new medicine	$2,069,167	$2,781,323
b) Deposits paid for purchase of inventory	283,273	654,429
c) Receivable from disposition of two drug approval numbers	-	1,390,661
d) Receivable from land use rights disposed in 2011	811,438	455,427
Other receivables	729	734
Deposits and other receivables	$3,164,607	$5,282,574

Non-current portion
e) Deposits paid for intended acquisition of a health product manufacturer	3,894,903	3,926,573
	$3,894,903	$3,926,573

a.
Deposits paid for research and development less amounts recognized as research and development expense.  In December 2010, the Company entered into an agreement with a research institution to jointly develop a new drug for treatment of cardiovascular disease.  The development is to be carried out by the research institute.  Pursuant to the agreement, the Company’s total commitment is about $11.5 million, in exchange for 60% share of the intellectual property upon successful development of the drug.  In the event that the research institute fails to successfully develop the drug, the Company’s contribution is fully refundable.

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

d.	During the year ended December 31, 2011, the Company disposed two land use rights reclaimed by local governments. As of March 31, 2014, approximately $0.8 million has yet to be received.

e.
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

On December 23, 2013, the term of the loan was extended to June 30, 2014.  As of March 31, 2014, the loan receivable balance is approximately $10.0 million including accrued interest income of $0.3 million.

As at March 31, 2014 and December 31, 2013, the carrying amount of the loan receivables approximate its fair value due to short maturity.

Note 5 – STOCKHOLDERS’ EQUITY

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

(a) Common stock

As of March 31, 2014 and December 31, 2013, the Company has 100,000,000 shares of common stock authorized, 14,326,113 and 12,676,113 shares issued and outstanding at par value of $0.001 per share respectively.

For the year ended December 31, 2013	Shares issued	Value
i. issued in connection with the execution of the Weinan Supplemental Agreement, to acquire 13 drug approvals from the former equity holders of Shaanxi Weinan. (Note 1), valued at $0.85 per share, representing the fair value of the shares at the date of the execution of the Weinan Supplemental Agreement	1,602,564	$1,362,179
ii. awarded to employees based on 2012 Incentive Stock Plan, fair value at $0.82 per share	750,000	613,647
iii. issued to two consulting firm corporate advisory services during the year, average fair value at $1.00 per share	110,000	110,550
iv. issued to a consulting firm and the consulting firm’s employees for an one year corporate advisory agreement from November 29, 2013, fair value at $1.81 per share	220,000	398,200
Total common stock issued during the year ended December 31, 2013	2,682,564	$2,484,576

For the three months ended March 31, 2014	Shares issued	Value
v. issued to selected investors through public offering, valued at $2.49 per share less financing costs	1,650,000	$3,862,533
Total common stock issued during the three months ended March 31, 2014	1,650,000	$3,862,533

The amount $3,862,533 is allocated to the following amounts :-

i) Common share	1,650
ii) Warrant liabilities - note b)below	960,894
iii) Additional paid-in-capital	2,899,989

$3,862,533

Common stock issued as stock awards for items ii), iii), and iv) above were fully vested and not subject to forfeiture when issued.  For the stock awards issued for item iv), as of March 31, 2014, $132,733 was recorded as stock-based compensation and $265,467 was recorded as deferred stock-based compensation.

For the three months ended March 31, 2014 and 2013, stock-based compensation expense of $99,550 and $6,147 respectively was included in general and administrative expenses.

(b) Warrants

On March 13, 2014, in connection with the public offering (Note 5v), the Company issued warrants to purchase an aggregate of 660,000 shares of common stock with a per share exercise price of $3.23. Additionally, the Company issued warrants to the placement agents to purchase 99,000 shares of common stock in the aggregate on the same terms as the warrants sold in the offering. The warrants are exercisable immediately as of the date of issuance and expire three years from the date of issuance.

In accordance with the Company’s stated accounting policy in note 2, the warrants are initially recognised as a financial liability at fair value at grant date.  As the issuance of warrants and shares is a single transaction, an amount $960,894 was allocated from the net proceeds to the warrants.

As at March 31, 2014 and December 31, 2013, the Company has 936,451 and 177,451 warrants outstanding, with weighted average exercise price of $4.31 and $8.95, respectively.

The following table summarizes the Company’s outstanding warrants as of March 31, 2014 and December 31, 2013.

		Outstanding as at,
Expiry date	Exercise Price	March 31, 2014	December 31, 2013
June 30, 2014	$8.22	10,784	10,784
November 1, 2014*	9.00	166,667	166,667
March 12, 2017	3.23	759,000	-
		936,451	177,451

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

(c) Stock Options

The following tables summarize activities for the Company’s options for the three months ended March 31, 2014.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2013	386,222	7.81	1.08
Balance, March 31, 2014	386,222	7.81	0.90

Vested and exercisable as at March 31, 2014	386,222	7.81	0.90

At March 31, 2014, there was no unrecognized compensation cost related to outstanding stock options.

Note 6 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the three months ended March 31, 2014 and 2013, and has recorded income tax provision for the periods.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the three months ended March 31, 2014 and 2013, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 7 - STATUTORY RESERVES

The Company’s subsidiaries and VIE in the PRC are required to make appropriations to certain non-distributable reserve funds. In accordance with the laws and regulations applicable to China’s foreign investment enterprises and with China’s Company Laws, an enterprise’s income, after the payment of the PRC income taxes, must be allocated to the statutory surplus reserves. The proportion of allocation for reserves is 10 percent of the profit after tax to the surplus reserve fund, and the cumulative amount shall not exceed 50 percent of registered capital.

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2014 and December 31, 2013, the Company’s VIE had allocated approximately $7.1 million and $7.1 million, respectively, to these non-distributable reserve funds.

Note 8 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2014	2013

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$306,670	$560,974

Denominator:
Weighted average common shares outstanding	13,024,446	9,993,549
Basic earnings per share	$0.02	$0.06

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$306,670	$560,974

Denominator:
Weighted average common shares outstanding	13,024,446	9,993,549
Weighted average effect of dilutive securities:
Stock warrants and options	6,197	-
Shares used in computing diluted earnings per share	13,030,643	9,993,549
Diluted earnings per share	$0.02	$0.06

Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Note 9 - COMMITMENTS

In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $9.2 million (RMB 56 million), consisting of approximately $4.9 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.3 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met. As of March 31, 2014, the Company has paid a deposit of approximately $3.9 million which is fully refundable if certain conditions set out in the letter of intent are not met. If the conditions set out in the letter of intent are met, the Company will be committed to pay the remaining $1 million in cash and $4.3 million in stocks.

Note 10 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014, the Company obtained an advance of $107,677 from a director, who is also an officer of the Company. The advance was unsecured, non-interest bearing and payable upon demand.

Note 11 - SEGMENT INFORMATION

For the three months ended March 31, 2014 and 2013, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 12 –RISKS CONCENTRATION

For the three months ended March 31, 2014, two customers accounted for 46% of the Company’s total revenue. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

The following table illustrates the Company’s risks concentration:

Sales risks concentration
	Percentage of total sales during the
Customer	Three Months Ended March 31,
	2014	2013

A	30%	17%
B	16%	17%
Total risks concentration	46%	34%

Note 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and disclosure through the date of financial statements are issued.

No significant event occurred from December 31, 2013 to the date these consolidated financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company’s consolidated financial statements.

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

You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operation’s and Risk Factors” contained in our Annual Report on Form 10-K, as amended to date, for the fiscal year ended December 31, 2013.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

We currently manufacture and sell six over-the-counter (“OTC”) medications, fourteen prescription-based pharmaceuticals, six health products, and one medical device which are sold and distributed in over 25 provinces and provincial-level cities throughout China. We also have exclusive supply contract with a hospital to supply four pharmaceutical products.  Our best-selling product, Xin Ao Xing Oleanolic Acid Capsule (“Xin Aoxing Capsule”), is a state-approved OTC drug for treatment of Hepatitis B.

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

Results of Operations

Net Sales

	Three Months Ended March 31,				%
	2014		2013		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$5,077,309	38.6%	$5,443,928	45.0%	(6.7	) %
Other Aoxing Pharmaceutical products	2,971,494	22.6%	2,502,174	20.6%	18.8%
Sub-total	8,048,803	61.2%	7,946,102	65.6%	1.3

Shannxi Weinan Products
Shaanxi Weinan products	2,727,745	20.7%	2,083,214	17.4%	30.9%
Shaanxi Weinan products (new)	230,949	1.7%	-	0.0%	n/a
Sub-total	2,958,694	22.4%	2,083,214	17.4%	42.0%

Hospital products	2,173,667	16.4%	2,062,593	17.0%	5.4%

Total sales	$13,181,164	100.0%	$12,091,909	100.0%	9.0%

For the three months ended March 31, 2014, total net sales increased by approximately $1.1 million or 9.0% compared to the same period in 2013.  The increase is mainly attributable to the increase in sales volume of other Aoxing products and Weinan products and the addition of 4 new products at Shaanxi Weinan. The increase in sales volume is mainly due to the positive image spread by the hospital using our products. Our sales prices didn’t change much in the first quarter of 2014.

Cost of sales

	Three Months Ended March 31,				%
	2014		2013		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$824,112	13.9%	$1,367,670	25.3%	(39.7	) %
Other Aoxing Pharmaceutical products	2,104,038	35.5%	1,745,882	32.3%	20.5%
Sub-total	2,928,150	49.4%	3,113,552	57.6%	(6.0	) %

Shannxi Weinan Products
Shaanxi Weinan products	1,239,245	20.9%	895,723	16.6%	38.4%
Shaanxi Weinan products (new)	188,223	3.2%	-	-	n/a
Sub-total	1,427,468	24.1%	895,723	16.6%	59.4%

Hospital products	1,572,458	26.5%	1,393,744	25.8%	12.8%

Total cost of sales	$5,928,076	100.0%	$5,403,019	100.0%	9.7%

For the three months ended March 31, 2014, cost of sales increased by approximately $0.5 million or 9.7%, compared to the same period in 2013.  This increase is mainly due to the increase in sales volume of other Aoxing products and Weinan existing products and the addition of 4 new products at Shaanxi Weinan. The increase in the production workers’ salary also contributed to the increase in the cost of sales.

The % change in cost of sales of Xin Aoxing decreased in more extent than that of net sales because in 2013, as a promotion, Xin Aoxing was sold in bundle with some gift products which cost was also included in Xin Aoxing’s cost of sales.

The % change in cost of sales of hospital products increased in more extent than that of net sales was mainly due to the higher labor costs.

Gross Profit

	Three Months Ended March 31,
	2014		2013
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$4,253,197	83.8%	$4,076,258	74.9%
Other Aoxing Pharmaceutical products	867,456	29.2%	756,292	30.2%
Sub-total	5,120,653	63.6%	4,832,550	60.8%

Shaanxi Weinan Products
Shaanxi Weinan products	1,488,500	54.6%	1,187,491	57.0%
New Product	42,726	18.5%	-	n/a
Sub-total	1,531,226	51.8%	1,187,491	57.0%

Hospital products	601,209	27.7%	668,849	32.4%

Total gross profit	$7,253,088	55.0%	$6,688,890	55.3%

Gross profit increased by approximately $0.6 million or 8.4% for the three months ended March 31, 2014, as compared to the same period in 2013. The increase in gross profit was due primarily to the increase in sales volume of Other Aoxing Pharmaceutical products and Weinan existing products. The addition of 4 new products at Weinan also contributed to the increase in gross profit.

The overall gross profit margin was largely unchanged in the first quarter of 2014 compared to the same period of last year mainly because the increase in labor cost was offset by the decrease in the cost of sales of Xin Aoxing as mentioned above.

Operating Expenses

	Three months ended March 31,
	2014		2013
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$1,788,541	13.6%	$1,886,681	15.6%	(5.2%)
Selling expenses	1,934,722	14.7%	2,197,346	18.2%	(12.0%)
General and administrative expenses	3,597,993	27.3%	1,077,748	8.9%	233.8%
Research and development expenses	694,944	5.3%	796,001	6.6%	(12.7%)
Total operating expenses	$8,016,200	60.8%	$5,957,776	49.3%	34.6%

Total operating expense increased by approximately $2.1 million or 34.5% for the three months ended March 31, 2014, as compared to the same period last year.  The increase is attributable to the increase in general and administrative expenses. During the period ended March 31, 2014, the Company made provision for doubtful accounts of $2.3 million.

Advertising expenses accounted for 13.6% and 15.6% of total net sales for the three months ended March 31, 2014 and 2013, respectively.  As market of our products and sales channels is becoming more established, and our brands are becoming more well-known to households, we have been reducing the amount spent on advertising campaigns.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  Overall decrease was approximately $0.3 million or 12.0%.  As market of our products and sales channels is becoming more established, and our brands are becoming more well-known to households, we have also been reducing the amount spent on selling activities.

General and administrative expenses consist of salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  During the three months ended March 31, 2014 and 2013, general and administrative expenses increased by $2.5 million or 233.8% mainly due to a provision for doubtful accounts of $2.3 million as a result of uncertainties on the collectability of accounts receivable.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones.  We incurred approximately $0.7 million and $0.8 million in research and development expenses for the three months ended March 31, 2014 and 2013, respectively.

Provision for Income Taxes

For the three months ended March 31, 2014 and 2013, our income tax expense was approximately $0.3 million and $0.5 million, respectively.  The lower income tax was the result of lower income before income taxes which was negatively affected by the higher general and administrative expenses. We are subject to the uniform corporate income tax rate of 25% in China. The calculation of effective tax rate includes the operating results of all our subsidiaries and the U.S. parent company.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of approximately $7.1 million and net working capital of approximately $35.8 million. On March 10, 2014, we and certain institutional investors entered into a securities purchase agreement in connection with an offering pursuant to which the Company agreed to sell, and the investors agreed to purchase 1,650,000 shares of the Company’s common stock and warrants to purchase up to 660,000 shares of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agents and other estimated offering expenses payable by the Company, of approximately $4.1 million. The net proceeds from the offering will be used for working capital and other general corporate purposes.  At March 31, 2014, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

Net cash provided by operating activities for the three months ended March 31, 2014 was approximately $3.1 million. This was primarily due to our net income of approximately $0.3 million, adjusted by non-cash related expenses including provision for doubtful accounts of approximately $2.3 million, depreciation and amortization of approximately $0.7 million, research and development expenses of $0.7 million, stock-based compensation of approximately $0.1 million, and non-cash decrease in deferred tax assets of approximately $0.1 million and accrued interest income of approximately $0.3 million, then decreased by unfavorable changes in working capital of $0.9 million. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable and loan receivable, partly offset by a decreased in deposit and other receivable, an increased in accounts payable and accrued expenses and an increase in income tax payable.

Net cash provided by operating activities for the three months ended March 31, 2013 was approximately $6.2 million. This was primarily due to our net income of approximately $0.6 million, adjusted by a non-cash increase in deferred tax assets of approximately $0.4 million, and non-cash related expenses including depreciation and amortization of approximately $0.5 million and research and development expenses of approximately $0.8 million, offset by non-cash accrued interest income of $0.4 million and then increased by a net increase in working capital items of approximately $4.0 million. The net increase in working capital items was mainly due to decrease in accounts receivable and increase in accounts payable and accrued expenses, offset by increase in inventories, prepaid expenses and decrease in value added taxes payable.

Net cash provided by financing activities for the three months ended March 31, 2014 was approximately $4.0 million, consisting net proceeds of $3.9 million from a public offering with warrants and $0.1 million advance from a related party.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2014:

	Payments due by period ($ million)
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development contracts	0.8	0.8	-	-	-

Purchase of a health product manufacturer	5.3	5.3	-	-	-
				-	-
Total contractual obligations	$6.1	$6.1	$-	-	-

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

1.1	Placement Agency Agreement, dated March 1, 2014, by and away the Company, Moody Capital Solutions, Inc. and Axiom Capital Management, Inc. (7)
3.1	Articles of Incorporation filed with the corporate secretary of State of the State of Maryland on March 27, 2007 (1)
3.2	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on August 1, 2007 (1)
3.3	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on September 14, 2007 (1)
3.4	Certificate of Designation for the Series B Convertible Preferred Stock as filed with the corporate secretary of State of Maryland on November 2, 2009 (2)
3.5	Articles of Amendment to the Articles of Incorporation of Biostar Pharmaceuticals, Inc. (3)
3.6	Bylaws (1)
4.1	2009 Incentive Stock Plan ** (4)
4.2	2011 Stock Option Compensation Plan (5)**
4.3	2012 Stock Option Compensation Plan (6)**
4.1	Form of Warrant to purchase Shares of Common Stock by the Company in favor of the Investors. (7)
10.1	Securities Purchase Agreement, dated March 10, 2014, by and between the Company and the Investors. (7)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

*             Filed herewith.
**          Management agreement or compensatory plan or agreement.

(1)           Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-147363) filed with the SEC on November 13, 2007.
(2)           Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2009.
(3)           Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2012.
(4)           Incorporated by reference from the Company’s Schedule 14A filed with the SEC on October 1, 2010.
(5)           Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the SEC on August 17, 2012.
(6)           Incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed with the SEC on September 21, 2012.
(7)           Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: May 15, 2014	By:	/s/ Ronghua Wang
Ronghua Wang, Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Qinghua Liu
Qinghua Liu, Interim Chief Financial Officer (Principal Financial and Accounting Officer)