Form 10-Q
period 2014-06-30
Biostar Pharmaceuticals, Inc.
filed 2014-08-14
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: June 30, 2014
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

As of August 13, 2014, the Company had 15,476,713 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

BIOSTAR PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAR PHARMACEUTICALS, INC
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$9,341,104	$80,072
Note receivable - note 2)	-	1,636,072
Accounts receivable, net of allowance for doubtful accounts of $6,273,091 (December, 2013 : $2,454,108) - note 2)	24,665,180	17,965,082
Inventories - note 2)	669,783	830,311
Deposits and other receivables - note 3)	1,391,692	5,282,574
Income tax recoverable - note 7)	464,226	374,958
Loan receivables - note 4)	9,747,855	9,816,433
Total Current Assets	46,279,840	35,985,502

Non-current Assets
Deposits - note 3)	3,899,142	3,926,573
Deferred tax assets	3,509,225	2,789,175
Property and equipment, net - note 2, 5)	7,877,407	7,728,700
Intangible assets, net - note 2, 5)	15,672,232	17,134,494

Total Assets	$77,237,846	$67,564,444

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$5,489,117	$4,447,314
Short-term bank loans - note 2, 5)	3,249,285	-
Value-added tax payable	540,899	344,191
Total Current Liabilities	9,279,301	4,791,505

Non-current Liability
Warrant liabilities - note 6)	567,732	-
Total Liabilities	9,847,033	4,791,505

Commitment - note 10)

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,326,113 and 12,676,113 shares issued and outstanding as at June 30, 2014 and December 31, 2013	14,326	12,676
Additional paid-in capital	28,648,658	25,748,669
Deferred stock-based compensation - note 6)	(165,917)	(365,017)
Statutory reserves - note 8)	7,126,432	7,126,432
Retained earnings	25,601,890	23,649,725
Accumulated other comprehensive income - note 11)	6,165,424	6,600,454
Total Stockholders' Equity	67,390,813	62,772,939

Total Liabilities and Stockholders' Equity	$77,237,846	$67,564,444

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Sales, net	$19,198,854	$14,650,854	$32,380,018	$26,742,763
Cost of sales	9,931,316	7,771,404	15,859,392	13,174,423
Gross profit	9,267,538	6,879,450	16,520,626	13,568,340

Operating expenses:
Advertising expenses	2,318,826	2,550,271	4,107,367	4,436,952
Selling expenses	2,537,288	2,621,288	4,472,010	4,818,634
General and administrative expenses	3,266,588	1,458,818	6,864,581	2,536,566
Research and development expenses	689,488	805,613	1,384,432	1,601,614
Impairment of intangible assets	-	238,192	-	238,192
Total operating expenses	8,812,190	7,674,182	16,828,390	13,631,958

Income (loss) from operations	455,348	(794,732)	(307,764)	(63,618)

Other income (expense)
Interest income	334,467	331,404	650,898	786,635
Interest expense	-	(99,521)	-	(195,209)
Fair value adjustment on warrants	393,162	-	393,162	-
Other income (expense)	(4,132)	635	1,048,460	(1,463)
	723,497	232,518	2,092,520	589,963

Income (loss) before income taxes	1,178,845	(562,214)	1,784,756	526,345

Provision for income tax (recovery)	(466,649)	168,766	(167,408)	696,351

Net Income (loss)	1,645,494	(730,980)	$1,952,164	$(170,006)

Foreign currency translation adjustment	98,949	942,176	(435,030)	1,380,009

Comprehensive income	$1,744,443	$211,196	$1,517,134	$1,210,003

Net income (loss) per share
Basic	$0.11	$(0.06)	$0.14	$(0.02)
Diluted	0.11	(0.06)	0.14	(0.02)

Weighted average number of common shares outstanding
Basic	14,326,113	11,560,501	13,678,875	10,777,025
Diluted	14,326,113	11,560,501	13,681,830	10,777,025

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,952,164	$(170,006)
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest	-	(759,824)
Deferred tax expense (benefit)	(741,402)	230,899
Depreciation and amortization	1,591,581	1,223,460
Provision for doubtful accounts	3,845,811	-
Loss on disposal	3,277
Recognition of deferred research and development expenses	1,384,433	1,601,614
Stock-based compensation	199,100	6,147
Warrant liability	(393,162)	-
Impairment of intangible assets	-	238,192

Changes in operating assets and liabilities:
Accounts receivable	(9,059,901)	8,736,339
Inventories	155,118	(871,434)
Deposits and other receivables	916,527	350,570
Accounts payable and accrued expenses	1,075,535	(304,802)
Value-added tax payable	199,615	(202,051)
Income tax payable/recoverable	(92,119)	108,142
Net cash provided by operating activities	1,036,577	10,187,246

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(479,792)	(955,052)
Sales proceed of property, plant and equipment	2,932	-
Settlement of outstanding receivable from disposal of land use right	1,562,749	290,076
Net cash provided by (used in) investing activities	1,085,889	(664,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed of bank loan	3,257,488	-
Advance from (repayment to) a related party	33,944	(1,601,614)
Proceeds from stock issuance and warrants	3,862,533	-
Net cash provided by (used in) financing activities	7,153,965	(1,601,614)

Effect of exchange rate changes on cash and cash equivalents	(15,399)	271,419

Net increase in cash and cash equivalents	9,261,032	8,192,075

Cash and cash equivalents, beginning balance	80,072	1,759,078
Cash and cash equivalents, ending balance	$9,341,104	$9,951,153

SUPPLEMENTAL DISCLOSURES:
Interest (payments)	$-	$(189,359)
Income tax (payments)	$(526,770)	$(559,441)

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

Note Receivable

During the year ended December 31, 2013, the Company accepted a promissory note of approximately $1.6 million (RMB10 million) as settlement of a customer’s accounts receivable.  The promissory note was guaranteed by a PRC bank, non-interest, and was cancelled during the three months ended June 30, 2014.  The full amount was therefore reclassified as accounts receivable as at June 30, 2014 net of 75% provision according to the Company’s allowance policy as set out below.

Accounts receivables

The Company maintains allowances for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances.  Terms of sales vary.  Allowances are recorded primarily on a specific identification basis.  Provision is also made on receivable that has been overdue for 90 days, 120 days and 365 days at 50%, 75% and 100% respectively.

In the six months period ended June 30, 2014 and 2013 bad debt provision of approximately $3.85m and Nil was made respectively.

Inventories

Inventories are valued at the lower of weighted average cost or market value. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	June 30,	December 31,
	2014	2013

Raw materials	$412,391	$423,192
Work in process	107,952	93,125
Finished goods	149,440	224,530
Goods in transit	-	89,464
	$669,783	$830,311

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	June 30,	December 31,
	2014	2013

Buildings	$3,627,868	$3,653,390
Building improvements	3,002,739	3,023,864
Machinery & equipment	1,207,648	1,209,401
Furniture & fixtures	68,405	68,886
Vehicle	118,775	134,386
Construction in progress	2,607,790	2,150,927
	10,633,225	10,240,854
Less: Accumulated depreciation	(2,755,818)	(2,512,154)
	$7,877,407	$7,728,700

As set out in note 5, buildings with carrying value of $1.4m at June 30, 2014 are pledged to a local bank in PRC as part of the short term bank loan facilities granted to the Company.

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

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	June 30,	December 31,
	2014	2013

Land use rights	$3,515,484	$3,540,216
Proprietary technologies	18,973,304	19,106,783
	22,488,788	22,646,999
Less: Accumulated amortization and impairment	(6,816,556)	(5,512,505)
	$15,672,232	$17,134,494

As set out in note 5, land use rights with carrying value of $2.2m at June 30, 2014 are pledged to a local bank in PRC as part of the short term bank loan facilities granted to the Company.

The estimated future amortization expenses related to intangible assets as of June 30, 2014 are as follows:

Years Ending December 31,
2014	$1,304,051
2015	2,608,102
2016	1,454,606
2017	1,454,606
2018	1,454,606
Thereafter	7,396,261

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

Share warrants

In accordance with ASC815 and EITF07-05, share warrants with a term of down-round provision and that are issued as a multiple instrument in a single transaction are initially recognised at fair value at grant date as a financial liability and that a portion of the net proceeds from the single transaction equals to the fair value of share warrants at grant date is allocated to the share warrants as an instrument.  At each reporting period date, the fair value of the share warrants will be re-measured and the fair value changes will be reported as gain/loss in the Consolidated Statements of Operations and Comprehensive Income.

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfil a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The adoption of ASC 2014-9 is not expected to have a material effect on our consolidated financial statements.

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	June 30,	December 31,
	2014	2013
Current portion
a) Deposits paid for research and development of new medicine	$1,380,946	$2,781,323
b) Deposits paid for purchase of inventory	-	654,429
c) Receivable from disposition of two drug approval numbers	-	1,390,661
d) Receivable from land use rights disposed	-	455,427
Other receivables	10,746	734
Deposits and other receivables	$1,391,692	$5,282,574

Non-current portion
e) Deposits paid for intended acquisition of a health product manufacturer	3,899,142	3,926,573
	$3,899,142	$3,926,573

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

b.	Deposits paid for purchase of inventory represented prepayments of inventory to one supplier. As of June 30, 2014, the Company received the prepaid inventory.

c.
During the year ended December 31, 2013, the Company sold intangible assets relating to two drug approval numbers with a carrying value of approximately $0.2 million to an arm’s length party for approximately $1.4 million (RMB 8.5 million), resulting in a gain on disposal of approximately $1.2 million.

d.	During the year ended December 31, 2011, the Company disposed two land use rights reclaimed by local governments. As of June 30, 2014, all land use rights receivables had been received.

e.
In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $9.2 million (RMB 56 million), consisting of approximately $4.9 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.3 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.  As at June 30, 2014, the due diligence report is still in progress.  The deposit is fully refundable if certain conditions set out in the letter of intent are not met.

Note 4 – LOAN RECEIVABLES

On November 20, 2012, the Company advanced RMB 60 million ($9.5 million) to a third party as a commercial loan, interest bearing at 13% per annum. The principal and interest were to be repaid on December 31, 2013.  On December 31, 2013, the term of the loan was extended to June 30, 2014.

On June 30, 2014, the term of the loan was further extended to December 31, 2014.  As of June 30, 2014, the loan receivable balance is approximately $9.7 million.  For the six months ended June 30, 2012, the Company has received loaninterest income of $0.6 million (6 months period ended June 30, 2013, the Company received loan interest income of $Nil).

As at June 30, 2014 and December 31, 2013, the carrying amount of the loan receivables approximate its fair value due to short maturity.

Note 5 – SHORT-TERM BANK LOAN

On May 26 2014, the Company was granted RMB 20,000,000 (approximately $3.25 million) one year short-term bank loan from a local bank in the PRC, with annual interest rate at 7.44% for working capital purpose. The loan is secured by (i) personal guarantee executed by a major shareholder of the Company; (ii) pledge of the Company’s buildings and land use right with carrying amount of approximately $3.6 million as of June 30, 2014 (note 2); and the guarantee executed by Shaanxi BioStar. The RMB 20,000,000 loan will become due on May 26 2015. As of June 30, 2014, no interest had been paid and recorded and the carrying amount of the short-term bank loans approximates the fair values.

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

(a) Common stock

As of June 30, 2014 and December 31, 2013, the Company has 100,000,000 shares of common stock authorized, 14,326,113 and 12,676,113 shares issued and outstanding at par value of $0.001 per share respectively.

For the year ended December 31, 2013	Shares issued	Value
i. issued in connection with the execution of the Weinan Supplemental Agreement, to acquire 13 drug approvals from the former equity holders of Shaanxi Weinan. (Note 1), valued at $0.85 per share, representing the fair value of the shares at the date of the execution of the Weinan Supplemental Agreement	1,602,564	$1,362,179
ii. awarded to employees based on 2012 Incentive Stock Plan, fair value at $0.82 per share	750,000	613,647
iii. issued to two consulting firm corporate advisory services during the year, average fair value at $1.00 per share	110,000	110,550
iv. issued to a consulting firm and the consulting firm’s employees for an one year corporate advisory agreement from November 29, 2013, fair value at $1.81 per share	220,000	398,200
Total common stock issued during the year ended December 31, 2013	2,682,564	$2,484,576

For the six months ended June 30, 2014	Shares issued	Value
v. issued to selected investors through public offering, valued at $2.49 per share less financing costs	1,650,000	$3,862,533
Total common stock issued during the six months ended June 30, 2014	1,650,000	$3,862,533

The amount $3,862,533 is allocated to the following amounts :-

i) Common stock	1,650
ii) Warrant liabilities - note b)below	960,894
iv) Additional paid-in-capital	2,899,989

$3,862,533

Common stock issued as stock awards for items ii), iii), and iv) above were fully vested and not subject to forfeiture when issued.  For the stock awards issued for item iv), from November 29, 2013 up to June 30, 2014, $232,283 was recorded as stock-based compensation in the Consolidated Statement of Operations and Comprehensive Income and at June 30, 2014, $165,917 was recorded as deferred stock-based compensation in equity.

For the six months ended June 30, 2014 and 2013, stock-based compensation expense of $199,100 and $6,147 respectively was included in general and administrative expenses.

(b) Warrants

On March 13, 2014, in connection with a public offering (Note 6(a)v), the Company issued warrants to purchase an aggregate of 660,000 shares of common stock with a per share exercise price of $3.23. Additionally, the Company issued warrants to the placement agents to purchase 99,000 shares of common stock in the aggregate on the same terms as the warrants sold in the offering. The warrants are exercisable immediately as of the date of issuance and expiring three years from the date of issuance.

In accordance with the Company’s stated accounting policy in note 2, the warrants are initially recognised as a financial liability at fair value at grant date.  As the issuance of warrants and shares is a single transaction, an amount $960,894 was allocated from the net proceeds to the warrants. At June 30, 2014, a fair value adjustment of $393,162 reduced the fair value of warrant liabilities to $567,732 was made and recorded as a gain in the Consolidated of Statements of Operations and Comprehensive Income.

As at June 30, 2014 and December 31, 2013, the Company has 925,667 and 177,451 warrants outstanding, with weighted average exercise price of $4.27 and $8.95, respectively.

The following table summarizes the Company’s outstanding warrants as of June 30, 2014 and December 31, 2013.

		Outstanding at,
Expiry date	Exercise Price	June 30, 2014	December 31, 2013
June 30, 2014	$8.22	-	10,784
November 1, 2014*	9.00	166,667	166,667
March 12, 2017 **	3.23	759,000	-
		925,667	177,451

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

** The Company’s recurring fair value measurements at June 30, 2014 were as follows:

	Fair Value as of June 30, 2014	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring March 2017	$567,732	$567,732

The Company determined the fair value of the warrant liability using a Binomial model. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of the company’s stock price.

Recurring Level 3 Activity, Reconciliation, and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability at issuance date of March 13, 2014	$960,894
Change in fair value of warrants	(393,162)
Warrant liability as of June 30, 2014	$567,732

(c) Stock Options

The following tables summarize activities for the Company’s options for the six months ended June 30, 2014.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2013	386,222	7.81	1.08
Balance, June 30, 2014	386,222	7.81	0.60

Vested and exercisable as at June 30, 2014	386,222	7.81	0.60

At June 30, 2014, there was no unrecognized compensation cost related to outstanding stock options.

Note 7 - INCOME TAXES

Pre-tax income for the six months ended June 30, 2014 and 2013  was taxable in the following jurisdictions:

	June 30, 2014	June 30, 2013
PRC	$1,917,628	$730,336
Others	(132,872)	(203,991)
Total income before income taxes	$1,784,756	$526,345

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the six months ended June 30, 2014 and 2013.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the six months ended June 30, 2014 and 2013, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

The income tax provision at PRC consists of the following:

	June 30, 2014	June 30, 2013
Current taxes	$573,994	$465,452
Deferred taxes	(741,402)	230,899
Provision for income taxes	$(167,408)	$696,351

The reconciliation of income taxes for income tax computed at the PRC federal statutory rate to income tax expenses is as follows:

	June 30, 2014	June 30, 2013

PRC federal statutory tax rate	25%	25%

Computed expected income tax expense	$446,189	$131,586
Utilisation of tax losses not recognised	(310,191)	-
Tax effect of unused tax losses not recognised	42,026	181,760
Tax effect of non-deductible expenses	940,539	788,061
Tax effect of non-taxable income	(1,285,971)	(405,056)

Income tax	$(167,408)	$696,351

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2014 and December 31, 2013, the Company’s VIE had allocated approximately $7.1 million and $7.1 million, respectively, to these non-distributable reserve funds.

Note 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Six Months Ended June 30,
	2014	2013

Basic earnings per share:
Numerator:
Net income (loss) used in computing basic earnings per share	$1,952,164	$(170,006)

Denominator:
Weighted average common shares outstanding	13,678,875	10,777,025
Basic earnings (loss) per share	$0.14	$(0.02)

Diluted earnings per share:
Numerator:
Net income (loss) used in computing diluted earnings per share	$1,952,164	$(170,006)

Denominator:
Weighted average common shares outstanding	13,678,875	10,777,025
Weighted average effect of dilutive securities:
Stock warrants and options	2,955	-
Shares used in computing diluted earnings per share	13,681,830	10,777,025
Diluted earnings (loss) per share	$0.14	$(0.02)

	Three Months Ended June 30,
	2014	2013

Basic earnings per share:
Numerator:
Net income (loss) used in computing basic earnings per share	$1,645,494	$(730,980)

Denominator:
Weighted average common shares outstanding	14,326,113	11,560,501
Basic earnings (loss) per share	$0.11	$(0.06)

Diluted earnings per share:
Numerator:
Net income (loss) used in computing diluted earnings per share	$1,645,494	$(730,980)

Denominator:
Weighted average common shares outstanding	14,326,113	11,560,501
Weighted average effect of dilutive securities:
Stock warrants and options	-	-
Shares used in computing diluted earnings per share	14,326,113	11,560,501
Diluted earnings (loss) per share	$0.11	$(0.06)

Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Note 10 - COMMITMENTS

i)	Acquisition of a health product manufacturer

In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $9.2 million (RMB 56 million), consisting of approximately $4.9 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.3 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met. As of June 30, 2014, the Company has paid a deposit of approximately $3.9 million which is fully refundable if certain conditions set out in the letter of intent are not met. If the conditions set out in the letter of intent are met, the Company will be committed to pay the remaining $1 million in cash and $4.3 million in stocks.

ii)	Capital commitment contracted but not yet provided for :-

	2014 Q2
	USD
At June 30, 2014, the Company has commitment contracted but not provided for
- Construction in process	471,146	(RMB	2,900,000)
- Acquisition of machinery	5,743	(RMB	35,350)

	476,889	(RMB	2,935,350)

Note 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013

Accumulated other comprehensive income, beginning of period	$6,600,454	$4,528,868
Change in foreign currency translation adjustment	(435,030)	2,071,586
Accumulated other comprehensive income, end of period	$6,165,424	$6,600,454

Note 12 - SEGMENT INFORMATION

For the six months ended June 30, 2014 and 2013, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 13 –RISKS CONCENTRATION

For the six months ended June 30, 2014, two customers accounted for 50% of the Company’s total revenue. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

The following table illustrates the Company’s risks concentration:

Sales risks concentration
	Percentage of total sales during the
Customer	Six Months Ended June 30,
	2014	2013

A	25%	16%
B	25%	17%
Total risks concentration	50%	33%

Note 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and disclosure through the date of financial statements are issued.

On July 17, 2014, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 (the “Registration Statement”) under the Securities Act of 1933 (the “Act”), registering a total of 1,150,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), issuable pursuant to the 2013 Equity Incentive Plan (the “Plan”).
The purpose of the “Plan is to attract and retain outstanding individuals as key employees, directors and consultants of the Company and its subsidiaries, to recognize their contributions made to the Company and its subsidiaries and to provide such key employees, directors and consultants with additional incentive to expand and improve the profits and achieve the objectives of the Company and its subsidiaries, by providing them with the opportunity to acquire or increase their proprietary interest in the Company through receipt of awards.

No other significant event occurred subsequent to the June 30, 2014 to the date these consolidated financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company’s consolidated financial statements.

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

You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operation’s and Risk Factors” contained in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2013 and subsequent public filings of the Company.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

March 2014 Registered Offering

On March 10, 2014, Biostar and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with an offering (“Offering”) pursuant to which the Company agreed to sell, and the investors agreed to purchase 1,650,000 shares of the Company’s common stock and warrants to purchase up to 660,000 shares of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agents and other estimated offering expenses payable by the Company, of approximately $4.1 million.  The warrants will be immediately exercisable upon issuance and will remain exercisable for three years thereafter at an exercise price of $3.23 per share.  The exercise price and number of shares underlying the warrants are subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The net proceeds from the offering will be used for working capital and other general corporate purposes. Moody Capital Solutions, Inc. and Axiom Capital Management, Inc. served as the placement agents for the offering. The Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-192963), which became effective on January 3, 2014, pursuant to a prospectus supplement to be filed with the Securities and Exchange Commission.

Results of Operations

 Net Sales

	Three Months Ended June 30,				%
	2014		2013		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$5,840,766	30.4%	$6,109,232	41.7%	(4.4)%
Other Aoxing Pharmaceutical products	4,072,364	21.2%	3,773,195	25.8%	7.9%
Aoxing new products	2,575,365	13.5%	503,589	3.4%	411.4%
Sub-total	12,488,495	65.1%	10,386,016	70.9%	20.2%

Shannxi Weinan Products
Shaanxi Weinan products	3,035,577	15.8%	1,864,267	12.7%	62.8%
Shaanxi Weinan products (new)	173,558	0.9%	452,701	3.1%	(61.7)%
Sub-total	3,209,135	16.7%	2,316,968	15.8%	38.5%

Hospital products	3,501,224	18.2%	1,947,870	13.3%	79.7%

Total sales	$19,198,854	100.0%	$14,650,854	100.0%	31.0%

For the three months ended June 30, 2014, total net sales increased by approximately $4.5 million or 31.0% compared to the same period in 2013.  The increase is mainly attributable to the increase in sales volume of other Aoxing products, hospital products and Weinan products and the addition of 2 new products at Aoxing. We believe that the increase in sales volume is mainly due to the increased acceptance of our products by hospitals. Our sales prices did not materially change in the first six months of 2014.

	Six Months Ended June 30,				%
	2014		2013		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$10,918,075	33.7%	$11,553,160	43.2%	(5.5)%
Other Aoxing Pharmaceutical products	7,043,858	21.8%	6,275,369	23.5%	12.2%
Aoxing new products	2,575,365	8.0%	613,744	2.3%	319.6%
Sub-total	20,537,298	63.5%	18,442,273	69.0%	11.4%

Shannxi Weinan Products
Shaanxi Weinan products	5,763,322	17.8%	3,503,745	13.1%	64.5%
Shaanxi Weinan products (new)	404,507	1.2%	896,437	3.4%	(54.9)%
Sub-total	6,167,829	19.0%	4,400,182	16.5%	40.2%

Hospital products	5,674,891	17.5%	3,900,308	14.6%	45.5%

Total sales	$32,380,018	100.0%	$26,742,763	100.0%	21.1%

For the six months ended June 30, 2014, total net sales increased by approximately $5.6 million or 21.1% compared to the same period in 2013.  We believe that increase is mainly attributable to the increase in sales volume of other Aoxing products and Weinan products and the addition of 2 new products at Aoxing during the second quarter and 4 new products, hospital products at Shaanxi Weinan during the first quarter of 2014. We believe that the increase in sales volume is mainly due to the increased acceptance of our products by hospitals. Our sales prices did not materially change in the first quarter of 2014.

Cost of sales

	Three Months Ended June 30,				%
	2014		2013		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$1,005,172	10.1%	$2,369,943	30.5%	(57.6)%
Other Aoxing Pharmaceutical products	2,880,488	29.0%	2,656,677	34.2%	8.4%
Aoxing new products	2,103,151	21.2%	362,676	4.7%	479.9%
Sub-total	5,988,811	60.3%	5,389,296	69.3%	11.1%

Shannxi Weinan Products
Shaanxi Weinan products	1,315,367	13.2%	806,400	10.4%	63.1%
Shaanxi Weinan products (new)	117,206	1.2%	188,389	2.4%	(37.8)%
Sub-total	1,432,573	14.4%	994,789	12.8%	44.0%

Hospital products	2,509,932	25.3%	1,387,319	17.9%	80.9%

Total cost of sales	$9,931,316	100.0%	$7,771,404	100.0%	27.8%

For the three months ended June 30, 2014, cost of sales increased by approximately $2.2 million or 27.8%, compared to the same period in 2013.  This increase is mainly due to the increase in sales volume of other Aoxing products and Weinan existing products and the addition of 2 new Aoxing products. The increase in the production workers’ salary also contributed to the increase in the cost of sales.

The % change in cost of sales of Xin Aoxing decreased greater than the change in net sales because in 2013, as a promotion, Xin Aoxing was sold in bundle with some gift products which cost was also included in Xin Aoxing’s cost of sales.

The % change in cost of sales of hospital products increased in greater % than net sales was mainly due to the higher labor costs.

	Six Months Ended June 30,				%
	2014		2013		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$1,829,284	11.5%	$3,737,613	28.4%	(51.1)%
Other Aoxing Pharmaceutical products	4,984,526	31.4%	4,322,900	32.8%	15.3%
Aoxing new products	2,103,151	13.3%	442,335	3.4%	375.5%
Sub-total	8,916,961	56.2%	8,502,848	64.6%	4.9%

Shannxi Weinan Products
Shaanxi Weinan products	2,554,612	16.1%	1,510,296	11.5%	69.1%
Shaanxi Weinan products (new)	305,429	1.9%	380,216	2.9%	(19.7)%
Sub-total	2,860,041	18.0%	1,890,512	14.3%	51.3%

Hospital products	4,082,390	25.8%	2,781,063	21.1%	46.8%

Total cost of sales	$15,859,392	100.0%	$13,174,423	100.0%	20.4%

For the six months ended June 301, 2014, cost of sales increased by approximately $2.7 million or 20.4%, compared to the same period in 2013.  This increase is mainly due to the increase in sales volume of other Aoxing products and Weinan existing products and the addition of 2 new Aoxing products and 4 new products at Shaanxi Weinan. The increase in the production workers’ salary also contributed to the increase in the cost of sales.

The % change in cost of sales of Xin Aoxing decreased greater than the change in net sales because in 2013, as a promotion, Xin Aoxing was sold in bundle with some gift products which cost was also included in Xin Aoxing’s cost of sales.

The % change in cost of sales of hospital products increased in greater % than net sales was mainly due to the higher labor costs.

Gross Profit

	Three Months Ended June 30,
	2014		2013
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$4,835,594	82.8%	$3,739,289	61.2%
Other Aoxing Pharmaceutical products	1,191,876	29.3%	1,116,518	29.6%
Aoxing New Product	472,214	18.3%	140,913	28.0%
Sub-total	6,499,684	52.0%	4,996,720	48.1%

Shaanxi Weinan Products
Shaanxi Weinan products	1,720,210	56.7%	1,057,867	56.7%
Shaanxi Weinan products (new)	56,352	32.5%	264,312	58.4%
Sub-total	1,776,562	55.4%	1,322,179	57.1%

Hospital products	991,292	28.3%	560,551	28.8%

Total gross profit	$9,267,538	48.3%	$6,879,450	47.0%

Gross profit increased by approximately $2.4 million or 34.7% for the three months ended June 30, 2014, as compared to the same period in 2013. The increase in gross profit was due primarily to the increase in sales volume of Other Aoxing Pharmaceutical products and Weinan existing products. The addition of 2 new products at Aoxing also contributed to the increase in gross profit.

The overall gross profit margin was largely unchanged in the second quarter of 2014 compared to the same period of last year mainly because the increase in labor cost was offset by the decrease in the cost of sales of Xin Aoxing as mentioned above.

	Six Months Ended June 30,
	2014		2013
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$9,088,791	83.2%	$7,815,547	67.7%
Other Aoxing Pharmaceutical products	2,059,332	29.2%	1,952,469	31.1%
Aoxing New Product	472,214	18.3%	171,409	27.9%
Sub-total	11,620,337	56.6%	9,939,425	53.9%

Shaanxi Weinan Products
Shaanxi Weinan products	3,208,710	55.7%	1,993,449	56.9%
Shaanxi Weinan products (new)	99,079	24.5%	516,221	57.6%
Sub-total	3,307,789	53.6%	2,509,670	57.0%

Hospital products	1,592,500	28.1%	1,119,245	28.7%

Total gross profit	$16,520,626	51.0%	$13,568,340	50.7%

 Gross profit increased by approximately $3.0 million or 21.8% for the six months ended June 301, 2014, as compared to the same period in 2013. The increase in gross profit was due primarily to the increase in sales volume of Other Aoxing Pharmaceutical products and Weinan existing products. The addition of 2 new products at Aoxing and 4 new products at Weinan also contributed to the increase in gross profit.

The overall gross profit margin was largely unchanged in the first half of 2014 compared to the same period of last year mainly because the increase in labor cost was offset by the decrease in the cost of sales of Xin Aoxing as mentioned above.

Operating Expenses

	Three months ended June 30,
	2014		2013
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$2,318,826	12.1%	$2,550,271	17.4%	(9.1)%
Selling expenses	2,537,288	13.2%	2,621,288	17.9%	(3.2)%
General and administrative expenses	3,266,588	17.0%	1,458,818	10.0%	123.9%
Research and development expenses	689,488	3.6%	805,613	5.5%	(14.4)%
Impairment of intangible assets	-	-	238,192	1.6%	(100)%
Total operating expenses	$8,812,190	45.9%	$7,674,182	52.4%	14.8%

 Total operating expense increased by approximately $1.1 million or 14.8% for the three months ended June 30, 2014, as compared to the same period last year.  The increase is attributable to the increase in general and administrative expenses. During the period ended June 30, 2014 and 2013, the Company made provision for doubtful accounts of $1.5 million and Nil.

Advertising expenses accounted for 12.1% and 17.4% of total net sales for the three months ended June 30, 2014 and 2013, respectively.  As market of our products and sales channels is becoming more established, and our brands are becoming more known to households, we have been reducing the amount spent on advertising campaigns.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  The expenses were consistent with the same period of last year with slight decrease.  As market of our products and sales channels is becoming more established, and our brands are becoming more known to households, we have also been reducing the amount spent on selling activities.

General and administrative expenses consist of salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  During the three months ended June 30, 2014 and 2013, general and administrative expenses increased by $1.8 million or 123.9% mainly due to a provision for doubtful accounts of $1.5 million (during the three months ended June 30, 2013, the amount was Nil) as a result of uncertainties on the collectability of accounts receivable.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones.  We incurred approximately $0.7 million and $0.8 million in research and development expenses for the three months ended June 30, 2014 and 2013, respectively.

	Six months ended June 30,
	2014		2013
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$4,107,367	12.7%	$4,436,952	16.6%	(7.4)%
Selling expenses	4,472,010	13.8%	4,818,634	18.0%	(7.2)%
General and administrative expenses	6,864,581	21.2%	2,536,566	9.5%	170.6%
Research and development expenses	1,384,432	4.3%	1,601,614	6.0%	(13.6)%
Impairment of intangible assets	-	-	238,192	0.9%	(100)%
Total operating expenses	$16,828,390	52.0%	$13,631,958	51.0%	23.4%

Total operating expense increased by approximately $3.2 million or 23.4% for the six months ended June 30, 2014, as compared to the same period last year.  The increase is attributable to the increase in general and administrative expenses. During the period ended June 30, 2014, the Company made provision for doubtful accounts of $3.8 million.

Advertising expenses accounted for 12.7% and 16.6% of total net sales for the six months ended June 30, 2014 and 2013, respectively.  As market of our products and sales channels is becoming more established, and our brands are becoming more known to households, we have been reducing the amount spent on advertising campaigns.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  Overall decrease was approximately $0.3 million or 7.2%.  As market of our products and sales channels is becoming more established, and our brands are becoming more known to households, we have also been reducing the amount spent on selling activities.

General and administrative expenses consist of salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  During the six months ended June 30, 2014 and 2013, general and administrative expenses increased by $4.3 million or 170.6% mainly due to a provision for doubtful accounts of $3.8 million (during the six months ended June 30, 2013, the amount was Nil) as a result of uncertainties on the collectability of accounts receivable.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones.  We incurred approximately $1.4 million and $1.6 million in research and development expenses for the six months ended June 30, 2014 and 2013, respectively.

Provision for Income Taxes

For the three months ended June 30, 2014, we had income tax recovery of approximately 0.5 million and for the same period in 2013, our income tax expense were approximately $0.2 million. For the six months ended June 30, 2014 our income tax recovery was approximately $0.2 million and for the same period in 2013 our income tax expenses were approximately $0.7 million. The tax recovery in 2014 was mainly due to deferred tax assets of Aoxing increased by approximately 0.5 million as of June 30, 2014 compared with that as of December 31, 2013. The uniform corporate income tax rate is 25% in China. The calculation of effective tax rate includes the operating results of all our subsidiaries, including the U.S. corporate company.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of approximately $9.3 million and net working capital of approximately $36.4 million. On March 10, 2014, we and certain institutional investors entered into a securities purchase agreement in connection with an offering pursuant to which the Company agreed to sell, and the investors agreed to purchase 1,650,000 shares of the Company’s common stock and warrants to purchase up to 660,000 shares of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agents and other estimated offering expenses payable by the Company, of approximately $4.1 million. The net proceeds from the offering will be used for working capital and other general corporate purposes.  At June 30, 2014, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

Net cash provided by operating activities for the six months ended June 30, 2014 was approximately $1 million. This was primarily due to our net income of approximately $2.0 million, adjusted by non-cash related expenses including provision for doubtful accounts of approximately $3.8 million, depreciation and amortization of approximately $1.6 million, research and development expenses of $1.4 million, stock-based compensation of approximately $0.2 million, fair value adjustment on warrant liability of $0.4 million and non-cash decrease in deferred tax assets of approximately $0.7 million, then decreased by unfavorable changes in working capital of $6.8 million. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable, partly offset by a decreased in inventories, deposit and other receivable, an increased in accounts payable and accrued expenses and an increase in value-added tax payable.

Net cash provided by/(used in) investing activities for the six months ended June 30, 2014 and 2013 was approximately 1.1 million and ($0.7) million, respectively, consisting mainly of settlement of receivable from disposal of land use right approximately $1.6 million (six months ended June 30, 2013 : approximately $0.3 million) net of additions to construction in progress approximately $0.5 million (six months ended June 30, 2013 : approximately $1 million).

Net cash provided by financing activities for the six months ended June 30, 2014 was approximately $7.2 million, consisting net proceeds of $3.9 million from a public offering with warrants and $3.3 million proceeds of short-term bank loan. Net cash used in financing activities for the six months ended June 30, 2013 was approximately $1.6 million, consisting repayment of an advance from a related party.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2014:

	Payments due by period ($ million)
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development contracts	0.8	0.8	-	-	-

Purchase of a health product manufacturer	5.3	5.3	-	-	-

Weinan construction project and
purchase of machinery	0.5	0.5	-	-	-
				-	-
Total contractual obligations	$6.6	$6.6	$-	-	-

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2014, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: August 14, 2014	By:	/s/ Ronghua Wang
Ronghua Wang, Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Qinghua Liu
Qinghua Liu, Interim Chief Financial Officer (Principal Financial and Accounting Officer)