Form 10-Q
period 2014-09-30
Biostar Pharmaceuticals, Inc.
filed 2014-11-14
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: September 30, 2014
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

As of November 13, 2014, the Company had 15,476,113 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

BIOSTAR PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAR PHARMACEUTICALS, INC
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$7,799,188	$80,072
Note receivable - note 2)	-	1,636,072
Accounts receivable, net of allowance for doubtful accounts of $4,590,336 (December, 2013 : $2,454,108) - note 2)	29,366,966	17,965,082
Inventories - note 2)	739,464	830,311
Deposits and other receivables - note 3)	719,594	5,282,574
Income tax recoverables - note 7)	501,957	374,958
Loan receivables - note 4)	10,041,596	9,816,433
Total Current Assets	49,168,765	35,985,502

Non-current Assets
Deposits - note 3)	3,900,283	3,926,573
Deferred tax assets	3,225,768	2,789,175
Property and equipment, net - note 2, 5)	7,757,851	7,728,700
Intangible assets, net - note 2, 5)	14,927,548	17,134,494

Total Assets	$78,980,215	$67,564,444

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$5,665,811	$4,447,314
Short-term bank loans - note 2, 5)	3,250,236	-
Value-added tax payable	-	344,191
Total Current Liabilities	8,916,047	4,791,505

Non-current Liability
Warrant liabilities - note 6)	619,344	-
Total Liabilities	9,535,391	4,791,505

Commitment - note 10)

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,476,113 and 12,676,113 shares issued and outstanding as at September 30, 2014 and December 31, 2013	15,476	12,676
Additional paid-in capital	30,303,508	25,748,669
Deferred stock-based compensation - note 6)	(66,367)	(365,017)
Statutory reserves - note 8)	7,126,432	7,126,432
Retained earnings	25,841,456	23,649,725
Accumulated other comprehensive income - note 11)	6,224,319	6,600,454
Total Stockholders' Equity	69,444,824	62,772,939

Total Liabilities and Stockholders' Equity	$78,980,215	$67,564,444

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Sales, net	$14,651,054	$15,009,432	$47,031,072	$41,752,195
Cost of sales	7,674,053	8,068,096	23,533,445	21,242,519
Gross profit	6,977,001	6,941,336	23,497,627	20,509,676

Operating expenses:
Advertising expenses	2,290,277	931,938	6,397,644	5,368,890
Selling expenses	2,161,641	2,584,700	6,633,651	7,403,334
General and administrative expenses	1,651,457	1,867,707	8,516,038	4,404,273
Research and development expenses	690,189	811,009	2,074,621	2,412,623
Impairment of intangible assets	-	-	-	239,203
Total operating expenses	6,793,564	6,195,354	23,621,954	19,828,323

Income (loss) from operations	183,437	745,982	(124,327)	681,353

Other income (expense)
Interest income	309,634	348,281	960,532	1,134,916
Interest expense	-	(98,111)	-	(293,320)
Fair value adjustment on warrants	(51,612)	-	341,550	-
Other income (expense)	45,469	370	1,093,929	(1,093)
	303,491	250,540	2,396,011	840,503

Income before income taxes	486,928	996,522	2,271,684	1,521,856

Provision for income tax	247,361	608,705	79,953	1,305,056

Net Income	239,567	387,817	$2,191,731	$216,800

Foreign currency translation adjustment	58,895	1,336,712	(376,135)	1,774,545

Comprehensive income	$298,462	$1,724,529	$1,815,596	$1,991,345

Net income per share
Basic	$0.02	$0.03	$0.15	$0.02
Diluted	0.02	0.03	0.15	0.02

Weighted average number of common shares outstanding
Basic	15,288,613	12,024,685	14,221,351	11,197,451
Diluted	15,288,613	12,024,685	14,223,014	11,197,451

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,191,731	$216,800
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest	-	(1,072,394)
Deferred tax expense (benefit)	(455,838)	533,637
Depreciation and amortization	2,468,737	2,026,796
Provision for doubtful accounts	2,155,357	-
Loss on disposal	3,274	-
Recognition of deferred research and development expenses	1,383,081	2,412,623
Stock-based compensation	1,954,650	613,647
Warrant liability	(341,550)	-
Impairment of intangible assets	-	239,203

Changes in operating assets and liabilities:
Accounts receivable	(12,064,808)	9,250,156
Inventories	85,394	(340,375)
Deposits and other receivables	1,297,726	482,525
Accounts payable and accrued expenses	1,249,789	(641,335)
Value-added tax payable	(342,315)	(126,573)
Income tax payable/recoverable	(129,671)	113,299
Net cash (used in) provided by operating activities	(544,443)	13,708,009

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(484,778)	(978,377)
Deposit paid for research and development	-	(2,734,306)
Sales proceed of property, plant and equipment	2,929	-
Settlement of outstanding receivable from disposal of land use right	1,561,223	160,842
Net cash provided by (used in) investing activities	1,079,374	(3,551,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed of bank loan	3,254,308	-
Advance from (repayment to) a related party	70,165	(1,608,415)
Proceeds from stock issuance and warrants	3,862,533	-
Net cash provided by (used in) financing activities	7,187,006	(1,608,415)

Effect of exchange rate changes on cash and cash equivalents	(2,821)	244,400

Net increase in cash and cash equivalents	7,719,116	8,792,153

Cash and cash equivalents, beginning balance	80,072	1,759,078
Cash and cash equivalents, ending balance	$7,799,188	$10,551,231

SUPPLEMENTAL DISCLOSURES:
Interest payments	$(82,855)	$(189,359)
Income tax payments	$(665,463)	$(658,120)
Interest received	$669,409	$1,134,916

The accompanying notes are an integral part of these financial statements.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION

Biostar Pharmaceuticals, Inc. (“Biostar” or the “Company”) was incorporated in the State of Maryland on March 27, 2007. On September 15, 2007, Biostar formed Shaanxi Biostar Biotech Ltd. (“Shaanxi Biostar”). Shaanxi Biostar is a wholly owned subsidiary of Biostar and a limited liability company organized under the laws of the People's Republic of China (the “PRC”).

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

Following the change in registered owners of Aoxing Pharmaceutical on July 9, 2010, a set of new Agreements had been entered into with all the then existing registered owners of Aoxing Pharmaceutical on the same day.

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

Following the change in registered owners of Aoxing Pharmaceutical on May 15, 2013, a set of new Agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical on May 24, 2013.

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

Note Receivable

During the year ended December 31, 2013, the Company accepted a promissory note of approximately $1.6 million (RMB10 million) as settlement of a customer’s accounts receivable.  The promissory note was guaranteed by a PRC bank, non-interest, and was cancelled during the second quarter 2014.  The full amount was therefore reclassified as accounts receivable as at June 30, 2014 net of 75% provision according to the Company’s allowance policy as set out below.

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

In the nine months period ended September 30, 2014 and 2013 bad debt provision of approximately $2.16 million and Nil was made respectively and was included in general and administrative expenses.

Inventories

Inventories are valued at the lower of weighted average cost or market value. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	September 30,	December 31,
	2014	2013

Raw materials	$403,869	$423,192
Work in process	30,317	93,125
Finished goods	224,821	224,530
Goods in transit	80,457	89,464
	$739,464	$830,311

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture, fixtures & vehicles	5-10 years

Property and equipment consisted of the following:

	September 30,	December 31,
	2014	2013

Buildings	$3,628,929	$3,653,390
Building improvements	3,003,618	3,023,864
Machinery & equipment	1,214,191	1,209,401
Furniture & fixtures	68,425	68,886
Vehicle	118,810	134,386
Construction in progress	2,607,810	2,150,927
	10,641,783	10,240,854
Less: Accumulated depreciation	(2,883,932)	(2,512,154)
	$7,757,851	$7,728,700

As set out in note 5, buildings with carrying value of $1.4 million at September 30, 2014 are pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

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

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	September 30,	December 31,
	2014	2013

Land use rights	$3,516,513	$3,540,216
Proprietary technologies	18,978,854	19,106,783
	22,495,367	22,646,999
Less: Accumulated amortization and impairment	(7,567,819)	(5,512,505)
	$14,927,548	$17,134,494

As set out in note 5, land use rights with carrying value of $2.2 million at September 30, 2014 are pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

The estimated future amortization expenses related to intangible assets as of September 30, 2014 are as follows:

Years Ending December 31,
2014	$685,104
2015	2,740,419
2016	1,586,585
2017	1,586,585
2018	1,586,585
Thereafter	6,742,270

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

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	September 30,	December 31,
	2014	2013
Current portion
a) Deposits paid for research and development of new medicine	$690,675	$2,781,323
b) Deposits paid for purchase of inventory	-	654,429
c) Receivable from disposition of two drug approval numbers	-	1,390,661
d) Receivable from land use rights disposed	-	455,427
Other receivables	28,919	734
	$719,594	$5,282,574
Non-Current portion
e) Deposits paid for intended acquisition of a health product manufacturer	3,900,283	3,926,573
	$3,900,283	$3,926,573

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

e.
In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $9.2 million (RMB 56 million), consisting of approximately $4.9 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.3 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.  As at September 30, 2014, the due diligence report is still in progress.  The deposit is fully refundable if certain conditions set out in the letter of intent are not met.

Note 4 – LOAN RECEIVABLES

On November 20, 2012, the Company advanced RMB 60 million ($9.5 million) to a third party as a commercial loan, interest bearing at 13% per annum. The principal and interest were to be repaid on December 31, 2013.  On December 31, 2013, the term of the loan was extended to June 30, 2014.

On June 30, 2014, the term of the loan was further extended to December 31, 2014.  As of September 30, 2014, the loan receivable balance is approximately $10 million.  For the nine months ended September 30, 2014, the Company has loan interest income of $0.9 million (9 months period ended September 30, 2013, the Company had loan interest income of $0.9 million).

As at September 30, 2014 and December 31, 2013, the carrying amount of the loan receivables approximate its fair value due to short maturity.

Note 5 – SHORT-TERM BANK LOAN

On May 26, 2014, the Company was granted RMB 20,000,000 (approximately $3.25 million) one year short-term bank loan from a local bank in the PRC, with annual interest rate at 7.44% for working capital purpose. The loan is secured by (i) personal guarantee executed by a major shareholder of the Company; (ii) pledge of the Company’s buildings and land use right with carrying amount of approximately $3.6 million as of September 30, 2014 (note 2); and the guarantee executed by Shaanxi BioStar. The RMB 20,000,000 loan will become due on May 26, 2015. As of September 30, 2014, approximately $83,000 interest had been paid and recorded and the carrying amount of the short-term bank loans approximates the fair values.

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

(a) Common stock

As of September 30, 2014 and December 31, 2013, the Company has 100,000,000 shares of common stock authorized, 15,476,113 and 12,676,113 shares issued and outstanding at par value of $0.001 per share respectively.

For the year ended December 31, 2013	Shares issued	Value
i. issued in connection with the execution of the Weinan Supplemental Agreement, to acquire 13 drug approvals from the former equity holders of Shaanxi Weinan. (Note 1), valued at $0.85 per share, representing the fair value of the shares at the date of the execution of the Weinan Supplemental Agreement	1,602,564	$1,362,179
ii. awarded to employees based on 2012 Incentive Stock Plan, fair value at $0.82 per share	750,000	613,647
iii. issued to two consulting firm corporate advisory services during the year, average fair value at $1.00 per share	110,000	110,550
iv. issued to a consulting firm and the consulting firm’s employees for an one year corporate advisory agreement from November 29, 2013, fair value at $1.81 per share	220,000	398,200
Total common stock issued during the year ended December 31, 2013	2,682,564	$2,484,576

For the nine months ended September 30, 2014	Shares issued	Value
v. issued to selected investors through public offering, valued at $2.49 per share less financing costs	1,650,000	$3,862,533
vi. awarded to employees based on 2013 Incentive Stock Plan, fair value at $1.44 per share	1,150,000	$1,656,000
Total common stock issued during the nine months ended September 30, 2014	2,800,000	$5,518,533

The amount $3,862,533 is allocated to the following equity and liability:-

i) Common stock	1,650
ii) Warrant liabilities - note b)below	960,894
iv) Additional paid-in-capital	2,899,989

$3,862,533

Common stock issued as stock awards for items ii), iii), iv), and vi) above were fully vested and not subject to forfeiture when issued.  For the stock awards issued for item iv), from November 29, 2013 up to September 30, 2014, $331,833 was recorded as stock-based compensation in the Consolidated Statement of Operations and Comprehensive Income and at September 30, 2014, $66,367 was recorded as deferred stock-based compensation in equity.

For the nine months ended September 30, 2014 and 2013, stock-based compensation expense of $1,954,650 and $613,647 respectively was included in general and administrative expenses.

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

In accordance with the Company’s stated accounting policy in note 2, the warrants are initially recognised as a financial liability at fair value at grant date.  As the issuance of warrants and shares is a single transaction, an amount $960,894 was allocated from the net proceeds to the warrants. At September 30, 2014, a fair value adjustment of $341,550 reduced the fair value of warrant liabilities to $619,344 was made and recorded as a gain in the Consolidated of Statements of Operations and Comprehensive Income.

As at September 30, 2014 and December 31, 2013, the Company has 925,667 and 177,451 warrants outstanding, with weighted average exercise price of $4.27 and $8.95, respectively.

The following table summarizes the Company’s outstanding warrants as of September 30, 2014 and December 31, 2013.

		Outstanding at,
Expiry date	Exercise Price	September 30, 2014	December 31, 2013
June 30, 2014	$8.22	-	10,784
November 1, 2014*	9.00	166,667	166,667
March 12, 2017 **	3.23	759,000	-
		925,667	177,451

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

** The Company’s recurring fair value measurements at September 30, 2014 were as follows:

	Fair Value as of September 30, 2014	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring March 2017	$619,344	$619,344

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

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrant liability at issuance date of March 13, 2014	$960,894
Change in fair value of warrants	(341,550)
Warrant liability as of September 30, 2014	$619,344

(c) Stock Options

The following tables summarize activities for the Company’s options for the nine months ended September 30, 2014.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2013	386,222	7.81	1.08
Balance, September 30, 2014	386,222	7.81	0.40

Vested and exercisable as at September 30, 2014	386,222	7.81	0.40

At September 30, 2014, there was no unrecognized compensation cost related to outstanding stock options.

Note 7 - INCOME TAXES

Pre-tax income for the nine months ended September 30, 2014 and 2013  was taxable in the following jurisdictions:

	September 30, 2014	September 30, 2013
PRC	$4,329,471	$2,342,779
Others	(2,057,787)	(820,923)
Total income before income taxes	$2,271,684	$1,521,856

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the nine months ended September 30, 2014 and 2013.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the nine months ended September 30, 2014 and 2013, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

The income tax provision at PRC consists of the following:

	September 30, 2014	September 30, 2013
Current taxes	$535,791	$771,419
Deferred taxes	(455,838)	533,637
Provision for income taxes	$79,953	$1,305,056

The reconciliation of income taxes for income tax computed at the PRC federal statutory rate to income tax expenses is as follows:

	September 30, 2014	September 30, 2013

PRC federal statutory tax rate	25%	25%

Computed expected income tax expense	$567,921	$380,464
Utilisation of tax losses not recognised	(1,063,264)	-
Tax effect of unused tax losses not recognised	526,751	144,737
Tax effect of non-deductible expenses	1,121,232	1,057,577
Tax effect of non-taxable income	(1,072,687)	(277,722)

Income tax	$79,953	$1,305,056

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2014 and December 31, 2013, the Company’s VIE had allocated approximately $7.1 million and $7.1 million, respectively, to these non-distributable reserve funds.

Note 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Nine Months Ended September 30,
	2014	2013
Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$2,191,732	$216,800

Denominator:
Weighted average common shares outstanding	14,221,351	11,197,451
Basic earnings per share	$0.15	$0.02

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$2,191,732	$216,800

Denominator:
Weighted average common shares outstanding	14,221,351	11,197,451
Weighted average effect of dilutive securities:
Stock warrants and options	1,663	-
Shares used in computing diluted earnings per share	14,223,014	11,197,451
Diluted earnings per share	$0.15	$0.02

	Three Months Ended September 30,
	2014	2013

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$239,568	$387,817

Denominator:
Weighted average common shares outstanding	15,288,613	12,024,685
Basic earnings per share	$0.02	$0.03

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$239,568	$387,817

Denominator:
Weighted average common shares outstanding	15,288,613	12,024,685
Weighted average effect of dilutive securities:
Stock warrants and options	-	-
Shares used in computing diluted earnings per share	15,288,613	12,024,685
Diluted earnings per share	$0.02	$0.03

Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Note 10 - COMMITMENTS

i)	Acquisition of a health product manufacturer

In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $9.2 million (RMB 56 million), consisting of approximately $4.9 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.3 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met. As of September 30, 2014, the Company has paid a deposit of approximately $3.9 million which is fully refundable if certain conditions set out in the letter of intent are not met. If the conditions set out in the letter of intent are met, the Company will be committed to pay the remaining $1 million in cash and $4.3 million in stocks.

ii)	Capital commitment contracted but not yet provided for :-

	2014 Q3
	USD
At September 30, 2014, the Company has commitment contracted but not provided for
- Construction in process	471,146	(RMB	2,900,000)
- Acquisition of machinery	1,517	(RMB	9,340)

	472,663	(RMB	2,909,340)

Note 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013

Accumulated other comprehensive income, beginning of period	$6,600,454	$4,528,868
Change in foreign currency translation adjustment	(376,135)	2,071,586
Accumulated other comprehensive income, end of period	$6,224,319	$6,600,454

Note 12 - SEGMENT INFORMATION

For the nine months ended September 30, 2014 and 2013, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 13 –RISKS CONCENTRATION

For the nine months ended September 30, 2014, two customers accounted for 49% of the Company’s total revenue. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

The following table illustrates the Company’s risks concentration:

Sales risks concentration
	Percentage of total sales during the
Customer	Nine Months Ended September 30,
	2014	2013

A	28%	15%
B	21%	16%
Total risks concentration	49%	31%

Note 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and disclosure through the date of financial statements are issued.

No significant event occurred subsequent to the September 30, 2014 to the date these consolidated financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company’s consolidated financial statements.

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

Results of Operations

 Net Sales

	Three Months Ended September 30,				%
	2014		2013		change
Aoxing Pharmaceutical Products				%
Xin Aoxing Oleanolic Acid Capsule	$5,393,328	36.8%	$6,364,025	42.4%	-15.3%
Other Aoxing Pharmaceutical products	3,853,767	26.3%	3,927,412	26.2%	-1.9%
Aoxing new products	1,877,752	12.8%	531,156	3.5%	253.5%
Sub-total	11,124,847	75.9%	10,822,593	72.1%	2.8%

Shannxi Weinan Products
Shaanxi Weinan products	409,872	2.8%	1,981,235	13.2%	-79.3%
Shaanxi Weinan products (new)	15,092	0.1%	447,507	3.0%	-96.6%
Sub-total	424,964	2.9%	2,428,742	16.2%	-82.5%

Hospital products	3,101,243	21.2%	1,758,097	11.7%	76.4%

Total sales	$14,651,054	100%	$15,009,432	100%	-2.4%

For the three months ended September 30, 2014, total net sales decreased by approximately $0.4 million or 2.4% compared to the same period in 2013.  The decrease is mainly attributable to the decrease in sales volume of Aoxing Capsule (approximately $1.0 million) and Weinan products (approximately $2 million), and offset by increase of new Aoxing products (approximately $1.3 million) and hospital products (approximately $1.3 million). We believe that the increase in hospital produts is mainly due to the increased acceptance of our products by hospitals. Our sales prices did not materially change in the third quarter of 2014.

	Nine Months Ended September 30,				%
	2014		2013		change
Aoxing Pharmaceutical Products				%
Xin Aoxing Oleanolic Acid Capsule	$16,311,403	34.7%	$17,917,185	42.9%	-9.0%
Other Aoxing Pharmaceutical products	10,897,625	23.2%	10,202,781	24.5%	6.8%
Aoxing new products	4,453,117	9.5%	1,144,900	2.7%	289.0%
Sub-total	31,662,145	67.3%	29,264,866	70.1%	8.2%

Shannxi Weinan Products
Shaanxi Weinan products	6,173,194	13.1%	5,484,980	13.1%	12.5%
Shaanxi Weinan products (new)	419,599	0.9%	1,343,944	3.2%	-68.8%
Sub-total	6,592,793	14.0%	6,828,924	16.3%	-3.5%

Hospital products	8,776,134	18.7%	5,658,405	13.6%	55.1%

Total sales	$47,031,072	100%	$41,752,195	100%	12.6%

For the nine months ended September 30, 2014, total net sales increased by approximately $5.3 million or 12.6% compared to the same period in 2013.  We believe that increase is mainly attributable to the increase in sales volume of Aoxing new products and hospital products. We believe that the increase in sales volume is mainly due to the increased acceptance of our products by hospitals. The increase was offset by sales decrease in Aoxing Capsule (approximately $1.6 million) and Weinan new products (approximately $0.9 million). Our sales prices did not materially change during the nine months of 2014.

Cost of sales

	Three Months Ended September 30,				%
	2014		2013		change
Aoxing Pharmaceutical Products				%
Xin Aoxing Oleanolic Acid Capsule	$925,357	12.0%	$2,633,018	32.6%	-64.9%
Other Aoxing Pharmaceutical products	2,741,662	35.7%	2,765,458	34.3%	-0.9%
Aoxing new products	1,547,063	20.2%	382,269	4.7%	304.7%
Sub-total	5,214,082	67.9%	5,780,745	71.6%	-9.8%

Shannxi Weinan Products
Shaanxi Weinan products	224,130	2.9%	846,953	10.5%	-73.5%
Shaanxi Weinan products (new)	12,120	0.2%	186,151	2.3%	-93.5%
Sub-total	236,250	3.1%	1,033,104	12.8%	-77.1%

Hospital products	2,223,721	29.0%	1,254,247	15.6%	77.3%

Total cost of sales	$7,674,053	100%	$8,068,096	100%	-4.9%

For the three months ended September 30, 2014, cost of sales decreased by approximately $0.4 million or 4.9%, compared to the same period in 2013.  This decrease is mainly due to the decrease in sales volume of Xin Aoxing capsule (approximately $1.7 million) and total Weinan products (approximately $0.8 million), offset by cost increase in Aoxing new product (approximately $1.2 million) and hospital products (approximately $1.0 million).

	Nine Months Ended September 30,				%
	2014		2013		change
Aoxing Pharmaceutical Products				%
Xin Aoxing Oleanolic Acid Capsule	$2,754,641	11.7%	$6,370,631	30.0%	-56.8%
Other Aoxing Pharmaceutical products	7,726,188	32.8%	7,088,358	33.3%	9.0%
Aoxing new products	3,650,214	15.5%	824,604	3.9%	342.7%
Sub-total	14,131,043	60.0%	14,283,593	67.2%	-1.1%

Shannxi Weinan Products
Shaanxi Weinan products	2,778,742	11.8%	2,357,249	11.1%	17.9%
Shaanxi Weinan products (new)	317,549	1.3%	566,367	2.7%	-43.9%
Sub-total	3,096,291	13.1%	2,923,616	13.8%	5.9%

Hospital products	6,306,111	26.7%	4,035,310	19.0%	56.3%

Total cost of sales	$23,533,445	100%	$21,242,519	100%	10.8%

For the nine months ended September 30, 2014, cost of sales increased by approximately $2.3 million or 10.8%, compared to the same period in 2013.  This increase is mainly due to the increase in sales volume of two new Aoxing products (approximately $2.8 million) and hospital products (approximately $2.3 million), offset by decrease in Xin Aoxing (approximately $3.6 million). The increase in the production workers’ salary also contributed to the increase in the cost of sales.

Gross Profit

	Three Months Ended September 30,
	2014		2013
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$4,467,971	82.8%	$3,731,007	58.6%
Other Aoxing Pharmaceutical products	1,112,105	28.9%	1,161,954	29.6%
Aoxing New Product	330,689	17.6%	148,887	28.0%
Sub-total	5,910,765	53.1%	5,041,848	46.6%

Shaanxi Weinan Products
Shaanxi Weinan products	185,742	45.3%	1,134,282	57.3%
Shaanxi Weinan products (new)	2,972	19.7%	261,356	58.4%
Sub-total	188,714	44.4%	1,395,638	57.5%

Hospital products	877,522	28.3%	503,850	28.7%

Total gross profit	$6,977,001	47.6%	$6,941,336	46.2%

Gross profit kept at the same level of a year ago with slight increase of approximately $36,000 or 0.5% for the three months ended September 30, 2014, compared to the same period in 2013. The increase in gross profit in Aoxing and hospital products was mostly offset by decrease of gross profit in Weinan products.

The overall gross profit margin increased slightly in the third quarter of 2014 compared to the same period of last year.

	Nine Months Ended September 30,
	2014		2013
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$13,556,762	83.1%	$11,546,554	64.4%
Other Aoxing Pharmaceutical products	3,171,437	29.1%	3,114,423	30.5%
Aoxing New Product	802,903	18.0%	320,296	28.0%
Sub-total	17,531,102	55.4%	14,981,273	52.1%

Shaanxi Weinan Products
Shaanxi Weinan products	3,394,452	55.0%	3,127,731	57.0%
Shaanxi Weinan products (new)	102,050	24.3%	777,577	57.9%
Sub-total	3,496,502	53.0%	3,905,308	57.2%

Hospital products	2,470,023	28.1%	1,623,095	28.7%

Total gross profit	$23,497,627	50.0%	$20,509,676	49.1%

 Gross profit increased by approximately $3.0 million or 14.6% for the nine months ended September 30, 2014, as compared to the same period in 2013. The increase in gross profit was due primarily to the increase in sale volume of Xin Aoxing and hospital products.

The overall gross profit margin was largely unchanged in the nine months of 2014 compared to the same period of last year mainly because the increase in labor cost was offset by the decrease in the cost of sales of Xin Aoxing.

Operating Expenses

	Three months ended September 30,
	2014		2013
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$2,290,277	15.6%	$931,938	6.2%	145.8%
Selling expenses	2,161,641	14.8%	2,584,700	17.2%	(16.4)%
General and administrative expenses	1,651,457	11.3%	1,867,707	12.4%	(11.6	) %
Research and development expenses	690,189	4.7%	811,009	5.4%	(14.9)%
Total operating expenses	$6,793,564	46.4%	$6,195,354	41.3%	9.7%

 Total operating expense increased by approximately $0.6 million or 9.7% for the three months ended September 30, 2014, as compared to the same period last year.  The increase is attributable to the increase in advertising expenses (approximately $1.4 million), offset by decrease in selling, general and administrative, and R&D expenses (approximately $0.8 million).

Advertising expenses accounted for 15.6% and 6.2% of total net sales for the three months ended September 30, 2014 and 2013, respectively.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  The expenses decreased by approximately $0.4 million or 16.4% compared with the same period of last year.  As market of our products and sales channels is becoming more established, and our brands are becoming more known to households, we have also been reducing the amount spent on selling activities.

General and administrative expenses consist of salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  During the three months ended September 30, 2014 and 2013, general and administrative expenses decreased by approximately $0.2 million or 11.6%.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones.  We incurred approximately $0.7 million and $0.8 million in research and development expenses for the three months ended September 30, 2014 and 2013, respectively.

	Nine months ended September 30,
	2014		2013
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change

Advertising expenses	$6,397,644	13.6%	$5,368,890	12.9%	19.2%
Selling expenses	6,633,651	14.1%	7,403,334	17.7%	(10.4)%
General and administrative expenses	8,516,038	18.1%	4,404,273	10.5%	93.4%
Research and development expenses	2,074,621	4.4%	2,412,623	5.8%	(14.0)%
Impairment of intangible assets	-	-	239,203	0.6%	(100)%
Total operating expenses	$23,621,954	50.2%	$19,828,323	47.5%	19.1%

Total operating expense increased by approximately $3.8 million or 19.1% for the nine months ended September 30, 2014, as compared to the same period last year.  The increase is attributable to the increase in general and administrative expenses. During the period ended September 30, 2014, the Company made provision for doubtful accounts of approximately $2.2 million.

Advertising expenses increased approximately $1.0 million or 19.2% from the same period of last year, accounting for 13.6% and 12.9% of total net sales for the nine months ended September 30, 2014 and 2013, respectively.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  Overall decrease was approximately $0.8 million or 10.4%.  As market of our products and sales channels is becoming more established, and our brands are becoming more known to households, we have also been reducing the amount spent on selling activities.

General and administrative expenses consist of salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  During the nine months ended September 30, 2014 and 2013, general and administrative expenses dcreased by approximately $4.1 million or 93.4% mainly due to a provision for doubtful accounts of approximately $2.2 million (during the nine months ended September 30, 2013, the amount was Nil) as a result of uncertainties on the collectability of accounts receivable, and stock compensation of approximately $2.0 million, mainly awarded to employees based on 2013 Incentive Stock Plan.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones.  We incurred approximately $2.1 million and $2.4 million in research and development expenses for the nine months ended September 30, 2014 and 2013, respectively.

Provision for Income Taxes

For the three months ended September 30, 2014, our income tax expense were approximately $0.2 million, and for the same period in 2013 approximately $0.6 million. For the nine months ended September 30, 2014 our income tax expense was approximately $80,000 and for the same period in 2013 approximately $1.3 million. The uniform corporate income tax rate is 25% in China. The calculation of effective tax rate includes the operating results of all our subsidiaries, including the U.S. corporate company.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of approximately $7.8 million and net working capital of approximately $39.6 million. On March 10, 2014, we and certain institutional investors entered into a securities purchase agreement in connection with an offering pursuant to which the Company agreed to sell, and the investors agreed to purchase 1,650,000 shares of the Company’s common stock and warrants to purchase up to 660,000 shares of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agents and other estimated offering expenses payable by the Company, of approximately $4.1 million. The net proceeds from the offering will be used for working capital and other general corporate purposes.  At September 30, 2014, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding product lines, research and development capabilities, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s pharmaceutical products will be the primary organic source of funds for future operating activities. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, as we may deem appropriate, we may rely on bank borrowing, if available, as well as capital raises. There is no assurance that we will find such funding on acceptable terms, if at all.

Net cash used in operating activities for the nine months ended September 30, 2014 was approximately $0.5 million. This was primarily due to increase in accounts receivable $12 million, our net income of approximately $2.2 million, adjusted by non-cash related expenses including provision for doubtful accounts of approximately $2.2 million, depreciation and amortization of approximately $2.5 million, research and development expenses of $1.4 million, stock-based compensation of approximately $2.0 million, fair value adjustment on warrant liability of $0.4 million and non-cash decrease in deferred tax assets of approximately $0.5 million, then decreased by unfavorable changes in working capital of $9.9 million. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable $12 million, partly offset by a decreased in inventories, deposit and other receivable, and an increased in accounts payable and accrued expenses, totally $2.6 million.

Net cash provided by/(used in) investing activities for the nine months ended September 30, 2014 and 2013 were approximately 1.1 million and ($3.6) million, respectively. For nine months ended September 30, 2014, it consisted mainly of settlement of receivable from disposal of land use right approximately $1.6 million, net of additions to property and equipment approximately $0.5 million. For nine months ended September 30, 2013, deposit for research and development of new drugs of used approximately $2.6 million,  and additions to property and equipment approximately $1.0 million.

Net cash provided by financing activities for the nine months ended September 30, 2014 was approximately $7.2 million, consisting net proceeds of $3.9 million from a public offering with warrants and $3.3 million proceeds of short-term bank loan. Net cash used in financing activities for the nine months ended September 30, 2013 was approximately $1.6 million, consisting repayment of an advance from a related party.

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

The following table sets forth our contractual obligations as of September 30, 2014:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2014, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: November 14, 2014	By:	/s/ Ronghua Wang
Ronghua Wang, Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Qinghua Liu
Qinghua Liu, Interim Chief Financial Officer (Principal Financial and Accounting Officer)