Form 10-K
period 2014-12-31
Biostar Pharmaceuticals, Inc.
filed 2015-04-15
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of the close of business on June 28, 2014, the aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $20,772,864 based on the closing sale price of $1.45 per share of our common stock on NASDAQ Stock Market LLC on the same date.

As of March 25, 2015, the Company had 15,476,113 shares of common stock issued and outstanding.

TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2014

PART IV
Item 15.	Exhibits	57

Signatures		58

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

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

Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2014” mean the year ended December 31, 2014, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

We obtained statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information. While we believe that the statistical data, industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

PART I

ITEM 1.  BUSINESS

Overview

Biostar Pharmaceuticals, Inc. (“Biostar”) is a holding company that, through our wholly-owned subsidiary Shaanxi Biostar Biotech, Ltd. (“Shaanxi Biostar”) and our variable interest entities ("VIEs") Shaanxi Aoxing Pharmaceutical Co., Ltd. (“Aoxing Pharmaceutical”), and Shaanxi Weinan Huaren Pharmaceuticals Ltd. (“Shaanxi Weinan”) develops, manufactures and markets pharmaceutical products for a variety of diseases and conditions in the People’s Republic of China (the “PRC” or “China”).

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

On October 29, 2014, following to the change in registered owners of Aoxing Pharmaceutical, a set of new agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical on the same date.

On October 29, 2014, a set of new Contractual Agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical. The agreements are merely replacement of the agreements dated May 24, 2013 and therefore, there is no significant change in the contractual terms between the agreements dated October 29, 2014, May 24, 2013, July 9, 2010 and November 1, 2007. The existing registered owners of Aoxing Pharmaceutical, Shaanxi Biostar and Biostar had mutually agreed that no consideration would be paid upon the execution of the agreements on October 29, 2014. The interest of Biostar in Aoxing Pharmaceutical was not affected by the replacement for the Agreements.

Shaanxi Biostar’s control over Aoxing Pharmaceutical under the Contractual Arrangements requires us to consolidate its financial statements pursuant to the Accounting Standards Codification ("ASC") 810, Consolidation because Aoxing Pharmaceutical is considered a VIE of Shaanxi Biostar. ASC 810, Consolidation requires a VIE to be consolidated by any company that is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Since Shaanxi Biostar is the primary and only beneficiary of Aoxing Pharmaceutical (the VIE), ASC 810 Consolidation requires the consolidation of its financial statements with Shaanxi Biostar and ultimately consolidated with Shaanxi Biostar’s parent company, Biostar.

In October 2011, Aoxing Pharmaceutical entered into a Share Transfer Agreement to acquire Shaanxi Weinan Huaren Pharmaceuticals, Ltd. (“Shaanxi Weinan”) from the holders of 100% of equity interests in Shaanxi Weinan.  The aggregate purchase price is RMB 61 million (approximately $9.55 million), in cash and payable in several tranches. Shaanxi Weinan owns drug approvals and permits for a portfolio of 86 drugs and one health product, all of which were added to the Company’s current drug portfolio following the completion of this acquisition. The Company completed this acquisition on October 25, 2011.

The following diagram illustrates our current corporate structure:

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

On March 10, 2014, Biostar and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with an offering (“Offering”) pursuant to which the Company agreed to sell, and the investors agreed to purchase 1,650,000 shares of the Company’s common stock and warrants to purchase up to 660,000 shares of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agents and other estimated offering expenses payable by the Company, of approximately $4.1 million.  The warrants will be immediately exercisable upon issuance and will remain exercisable for three years thereafter at an exercise price of $3.23 per share.  The exercise price and number of shares underlying the warrants are subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The net proceeds from the offering will be used for working capital and other general corporate purposes. Moody Capital Solutions, Inc. and Axiom Capital Management, Inc. served as the placement agents for the offering. The Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-192963), which became effective on January 3, 2014, pursuant to a prospectus supplement filed with the Securities and Exchange Commission.

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

Our Business

We develop, manufacture and market pharmaceutical products in the PRC for a variety of diseases and conditions. Our most popular product is the Xin Ao Xing Oleanolic Acid Capsule, an over-the-counter (“OTC”) medicine for chronic hepatitis B and a disease affecting approximately 10% of the Chinese population. Our current product line also includes twelve other OTC products, seventeen prescription-based pharmaceuticals.

Our products are derived from medicinal herbs that are either grown at our own facility or purchased from our suppliers. We rely on approximately four suppliers for our raw materials. For Fiscal 2014, we purchased most our raw materials from suppliers because most of the herbs planted at our facility were not yet ready for harvest or use.

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

Our products are currently being sold in over 28 provinces in the PRC through 63 distributors and an established network of more than 226 dedicated sales people. In addition, we have been enhancing our marketing efforts with the launch of our internet-based China Hepatitis Internet Hospital since June 2009. The multi-function website is designed to be a one-stop portal for HBV patients, providing current and relevant information on HBV and treatment options as well as a convenient method to purchase our HBV medicine. Registered users can secure a membership card for a fee of RMB 200 (approximately $25). Members are entitled to a 20% discount on diagnosis and medical services provided on CHIH, free expert diagnosis and free medicine delivery, and a wide range of inquiry, instruction and other complementary services. Registered users can also seek medical advice from a pool of HBV health professionals without having to go to the hospital. CHIH will facilitate our ability to provide customer service and add purchasing convenience for our consumers.

In 2013, we improve our customer portfolio and provide subcontracting services to hospital which provides the prescription. For the year ended 31 December 2014 and 2013, the subcontracting services income to hospital contributes $18.1 million and $8.7 million, respectively.

Our Products

The table below summarizes the pharmaceutical products that are currently manufactured and sold by us in the PRC:

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
Prescription
Huangyangning Tablets	For the patients with the symptoms of chest stuffiness and pains, Knotted and intermittent pulse; coronary heart disease, arrhythmias	Help Qi and blood circulation; relieve pain	Prescription
Hyperthyroidism Capsules	For the patients of hyperthyroidism with the symptoms of palpitations, sweating, irritability, dry throat, rapid pulse, and other symptoms of hyperthyroidism.	Pingganqianyang, Ruanjiansanjie.	Prescription
Zhitongtougu Ointment	Joint pain, swelling, tenderness or dysfunction.	Expelling wind and cold, blood stagnation line，tongluo and relieving pain. For the patients of knee, lumbar blood stasis.	OTC
Fosfomycin Calcium Capsules
Oral. For the following infections caused by pathogen that is sensitive of fosfomycin  pathogens: 1. Intestinal infections: bacterial enteritis, dysentery. 2. Urinary tract infections: cystitis, pyelonephritis,urethritis. 3. Dermatology and soft tissue infections: furunculosis, hidradenitis, lymphadenitis, folliculitis. 4. Respiratory tract infection: Nasopharyngitis, tonsillitis, bronchitis. 5. Ophthalmology: hordeolum, dacryocystitis. 6. GynaeVaginitis, cervicitis.
Prescription
Qianlietong Capsules	For acute prostatitis, prostatic hyperplasia.	Qingrejiedu, Qinglishizhuo, Liqihuoxue, Anti-inflammatory and relieving pain.
Wenweishu Capsules		For chronic gastritis, pain of epigastric cold.	OTC
Yituo Erythromycin particles
1. The alternative medicine for the patients who is sensitive to penicillin: 2. Legionella 3. Mycoplasma pneumoniae pneumonia 4. genitourinary infection caused by other chlamydia, mycoplasma. 6. Chlamydia trachomatis conjunctivitis. 7. Oral infections caused by anaerobic bacteria. 8. Campylobacter jejuni enteritis. 9. Pertussis. 10. Rheumatic fever recurrence, infective endocarditis.
Prescription
Chuzhang Zehaifu Tablets	For cataract.	Clear the abnormalities black bile and danyezhi chuzhang mingmu.	OTC
Compound Danshen tablets	Coronary heart disease, myocarditis and angina pectoris.	Huoxuehuayu,Liqizhitong. For chest pain caused by Qizhixueyu, symptoms like chest tightness, precordial pain; Coronary heart disease and angina pectoris with above syndrome.	Prescription
Muxiang Shunqi Pills	Abdominal pain, bloating.	Xingqihuashi, Strong spleen and stomach. For distension, abdominal distention, nausea and vomiting, loss of appetite caused by the dampness obstructing spleen and stomach, chest and diaphragm.
Sifangwei Capsules	Stomach pain, Hyperacidity	Smoothing the liver stomach pain, Acid to relieve pain. For stomach pain, too much gastric acidity, indigestion, stomach and duodenum ulcer with the above symptoms caused by liver stomach discord.	Prescription
Aspirin Enteric-coated Tablets	Antithrombotic	Prevention of transient ischemic attack, myocardial infarction, atrial fibrillation, unstable angina.	Prescription

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

We estimate the demand for medicines treating hepatitis B amount to approximately $8 billion annually.  We believe that we are positioned to become a leader in the sale of OTC medicines for the treatment of hepatitis B as our Xin Ao Xing Oleanolic Acid Capsule is the only oral OTC drug approved by the SFDA for such treatment. We continue to aggressively advertise this product and have started various promotion programs since 2011.

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

Due to change of the PRC government regulations and policies, we stopped manufacturing 5 products including Hernia Belt, Tangning Capsule, Yizi Capsule, Shengjing Capsule and Aoxing Ointment.

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

Coronary Disease

According to the World Heart Federation, cardiovascular disease is the leading cause of death in the developing world (with the exception of sub-Saharan Africa). Its rise is linked to the increase in prevalence of risk factors such as tobacco use and relative lack of access to interventions to managing the ensuing disease. In the PRC, annual direct costs are estimated at (euro) 30.76 billion or 4% percent of gross national income. The PRC is facing an increase in cardiac disease on two fronts. We believe that in urban and upscale areas, heart disease is on the rise as the prevailing lifestyles have appeared to result in higher incidents of stress, poorer nutrition, decreased physical activity and increase in tobacco use. Within the rural provinces, we believe that impoverishment is also contributing to the rise in coronary disease as most villages have no or limited access to medical help. Our Danshen Granule has been accepted as a product for the treatment of coronary heart disease, myocarditis and angina pectoris and we are marketing the product within the rural and urban markets.

Dysmenorrhe

As the PRC continues to develop, the demand by women for products to treat their health concerns will continue to rise.  We believe that our Tianqi Dysmenorrhea Capsule is positioned to take a leading role in this sector.

Influenza

Influenza is one of the most common recurring diseases in the PRC. It has been estimated that there is an annual market of $6.25 billion for flu-related healthcare in the PRC, 85% of which is in the form of OTC consumption.  Some of our pharmaceutical and nutrient products are designed to relieve symptoms associated with the flu.

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

As the PRC government works to improve the overall health of its population, the rural markets represent a significant opportunity for growth. This sector has typically been neglected by the PRC's pharmaceutical and medicine industry, as there is minimal healthcare infrastructure or standardized health care service in much of rural PRC. As part of a strategy to improve rural healthcare, the PRC's central government has initiated and launched its "New Rural Medical Care Cooperative Program" since 2008, with the intention of achieving full coverage of all rural citizens by 2010. With an estimated 900 million rural farmers throughout the nation, the implementation of this program provides substantial opportunity for market expansion in this sector, where expenditures are estimated at nearly $5.6 billion in the 3 years ending 2011 - with 80% of that budget to be paid by the regional provincial governments in mid and western PRC. Of these rural markets the provinces of Shaanxi, Sichuan, Chongqing, Gansu, Henan, Hubei, and Hunan are expected to comprise 30% of the market, or $1.7 billion. We believe that we are established within the rural marketplace and have developed a targeted, aggressive sales and marketing campaign designed to expand our presence of all of our products in this sector.

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

As is shown in the related statistics in the National Health Care Department in the PRC, the percentage of the population suffering from some form of respiratory diseases in the PRC is approximately 6.94%, or approximately 80 million people suffering from respiratory diseases every year.  The four common respiratory diseases - acute nasopharyngitis, influenza, tonsillar tracheitis, and chronic bronchitis - account for 80% of the respiratory diseases in the PRC.  Our Taohuasan Pediatrics Medicine is used to treat respiratory disease in children.

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

Our Customers

Our top ten customers accounted for 63% and 51% of our total sales in fiscal 2014 and 2013, respectively. Two of our top customers individually accounted for 30% and 19% respectively, and totally accounted for 49% of our net sales in fiscal 2014. Two of our top ten customers accounted for 34% of our total net sales in fiscal 2013. Please refer to our financial statements relating to Risks Concentration.

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

The following table lists the primary competitors for each of our current product offerings as well as the nutrient products that we are licensed to produce:

Products	Competitors
Xin Ao Xing Oleanlic Acid Capsule	Wulanhaote Zhong Meng pharmaceutical Co., Ltd., Yang Ling Mai Di Sen Pharmaceutical Co., Ltd. and other suppliers of prescription medicines that are used for hepatitis treatment
Ganwang Compound Paracetamol & Amantadine Hydrochloride Capsule	Jiang Xi Ren He Pharmaceuticals, Inc. and Hainan Asia Pharmaceuticals, Inc.
Danshen Granule	Yun Nan Yong An Pharmaceuticals, Inc. and Hai Nan Min Hai Pharmaceuticals, Ltd.
Taohuasan Pediatric Medicine	Shandong Bai Cao Pharmaceuticals, Ltd., and Chang Chun Ren Min Pharmaceuticals, Ltd.
Tianqi Dysmenorrhea Capsule	Yun Nan Yu Xi City Wei He Pharmaceutical, Ltd., and Shandong Phoenix Pharmaceuticals, Ltd.
Nutrient Products	Wulanhaote Zhong Meng Pharmaceutical Co., Ltd., Yang Ling Mai Di Sen Pharmaceutical Co., Ltd. and other traditional Chinese medicine suppliers

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

In Fiscal 2014, Xi’an Chinese Medicine and Herbs Factory (“Xi’an Chinese Medicine”), Shaanxi Haoyuan Chinese Medicine and Herbs Factory (“Haoyuan”) and Xianyang Wenlin Color Printing Co., Ltd. (“Wenlin”) accounted for approximately 29%, 22% and 10% of our total raw material purchase, respectively. In Fiscal 2013, Xi’an Chinese Medicine and Herbs Factory (“Xi’an Chinese Medicine”), Shaanxi Haoyuan Chinese Medicine and Herbs Factory (“Haoyuan”) and Xianyang Wenlin Color Printing Co., Ltd. (“Wenlin”) accounted for approximately 20%, 15% and 10% of our total raw material purchase, respectively.

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

Trade Mark	Term
“Yi Wen Ling” & device (Certificate: No. 1008816)	May 21, 2007 to May 20, 2017
“Zhong Ao” & device. (Certificate: No. 1728599)	March 14, 2012 to March 13, 2022
“Xin Tai Ke” & device (Certificate No. 1908333)	September 28, 2012 to September 27, 2022
“Gan Wang” & device, (Certificate No. 3001006)	November 14, 2012 to November 13, 2022
“Hei Gen” (Certificate: No. 3168882)	July 7, 2003 to July 6, 2013
“Shi Li Ming” (Certificate: No. 3180355)	August 7, 2003 to August 6, 2013 (applying for extension)
“Aoxing No.1” (Certificate: No. 3168883)	February 21, 2004 to February 20, 2024
“Cha Ge De ” & device (Certificate: No. 4770095)	December 21, 2008 to December 20, 2108
“Cha Ge De Ri” & device (Certificate: No. 1624463)	August 28, 2011 to August 27, 2021
“Ao Xing Xin Le” & device (Certificate: No. 4319027)	November 28, 2007 to November 27, 2017
“Yin Shi” & device (Certificate: No. 3650168)	November 21, 2005 to November 20, 2015
“KangbinDu” & device (Certificate: No. 3832841)	April 14, 2006 to April 13, 2016
“Shabinjun & device (Certificate: No. 3832844)	April 14, 2006 to April 13, 2016
“KangbinDu” & device (Certificate: No. 7858678)	January 14, 2011 to January 13, 2021
“XinNao No.1” (Certificate: No. 3619525)	October 14, 2005 to October 13, 2015
“Baoertong” & device (Certificate: No. 3829856)	June 14, 2006 to June 13, 2016

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

 Dividend Distribution

The principal laws, rules and regulations governing dividends paid by our PRC affiliated entities include the Company Law of the PRC (1993), as amended in 2006, Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and Wholly Foreign Owned Enterprise Law Implementation Rules (1990), as amended in 2001. Under these laws and regulations, each of our consolidated PRC entities, including wholly foreign owned enterprises, or WFOEs, and domestic companies in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities, including WFOEs and domestic companies, is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital. These reserves are not distributable as cash dividends. As of December 31, 2014, the accumulated balance of our statutory reserve funds reserves amounted to RMB 55 million (approximately $7.4 million) and the accumulated profits of our consolidated PRC entities that were available for dividend distribution amounted to RMB 288.2 million (approximately $41.3 million).

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

Research and Development

We currently have three potential products in the research and development pipeline. Identified compounds are currently being tested for indications related to neoplastic disease, central nervous system disease, an anti-infection medicine, kidney medicine and sterility. We anticipate we will be able to introduce three to five new products to market each year.

In addition to the work being done in our in-house research department, we are working with Chinese universities and research institutes in the PRC to develop effective, high margin products. Specifically:

• In 2006, Aoxing Pharmaceutical entered into a technological cooperation agreement with Shaanxi University of Science and Technology (“Shaanxi University”) under which Shaanxi University agreed to provide interns to assist with our product development for payment from us of RMB 600 per month to the interns. Additionally, Shaanxi University agreed to provide advisory educational services to improve our pharmaceutical production techniques. We are authorized to use the education material in our production process but do not own the educational materials. Shaanxi University also agreed to assist us in developing improved production techniques for new drugs, the ownership of which shall be held by Aoxing Pharmaceutical. The fees to be paid to Shaanxi University for new drug development will be made under a separate agreement, although there is currently no funding requirement.

• Also, in 2006, Aoxing Pharmaceuticals entered into a technological cooperation agreement with the College of Life Sciences of Northwest University (“Northwest University”), pursuant to which we agreed to make our facilities available for practical studies for interns from Northwest University. In return, Northwest University agreed to assign its personnel to teach our staff various agricultural sciences associated with growing plants and herbs used in traditional Chinese medicines (“TCM”). We are authorized to use the education material in our production process but do not own the educational materials. In addition, the parties agreed to cooperate on the development of new TCM, the ownership of which will be held by us. The fees to be paid Northwest University for new drug development were made under a separate agreement, although we have currently not entered into any such agreement.

• On January 5, 2007, Aoxing Pharmaceutical entered into a cooperation agreement with Xianyang Material Medical Institute (“Xianyang Institute”) for the development of a new drug called Zenbaowan Capsule. Under the agreement, Xianyang Institute is responsible for the research and development of the new drug in compliance with the PRC Drug Administration Law and the Administration Regulations for Drug Registration, as well as the SFDA application process for, the new drug. In addition, the parties agreed to long term technical cooperation on products mutually identified in the future under the terms of separate agreements. Any product developed by Xianyang Institute under this agreement, and the intellectual property rights related thereto, will be owned by us. We agreed to pre-pay all application expenses and to pay Xianyang Institute the aggregate consideration of RMB 180,000 (approximately $24,290), of which 50% will be paid on the first day that Zenbaowan Capsule passes the first materials and production site examinations by the SFDA, and 50% upon accreditation and receipt of the drug approval number from the SFDA. The agreement can be terminated by either party without notice. No payments have been made to date.

•  On December 15, 2010, Aoxing Pharmaceutical entered into a product research and development agreement with Northwest University to jointly conduct the research, development and production of a medicine, Danshensu Borneol Ester (“DBZ”), for treatment of ischemic cerebrovascular disease. Pursuant to the agreement, Aoxing acquired a 60% equity interest in DBZ and is entitled to 60% of the after-tax profits after the product is put into production. Aoxing has the exclusive right to produce and sell the product in China and own the exclusive approval number. Northwest University shall not transfer the product to any third party in China. As of the date of this Annual Report, we have paid an aggregate of RMB 72 million (approximately $11.5 million) to Northwest University in connection with the agreement.

In year 2014, the Company paid approximately $4 million (i.e. RMB 25 million) as further prepaid research fee for the testing process of the new drug which to be performed in year 2015 by the research institution.

Employees

As of March 25, 2015, we had 408 full time employees who receive labor insurance. These employees are organized into a union under the labor laws of the PRC and can bargain collectively with us. We maintain good relations with our employees. We are required to contribute a portion of our employees' total salaries to the Chinese government's social insurance funds, including medical insurance, unemployment insurance and birth insurance and to purchase job injury insurance for employees, in accordance with relevant regulations. The government's social insurance funds account for 20% of employees' total salaries. The job injury insurance premium is about RMB 50 (approximately $7) per person. We expect the amount of our contributions to the government's social insurance funds and the cost related to job injury insurance to increase in the future as we expand our workforce and operations.

Seasonality of Sales

Sales in the first quarter are usually lower due to people traveling and taking vacations during the traditional Chinese New Year and Chinese Spring Festival holidays. Sales in the second quarter are the highest among quarters. Sales in the second and third quarters of fiscal 2014 and 2013 were approximately 31% and 29%, and 24% and 29%, respectively.

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

We may not be able to successfully integrate the Shaanxi Weinan Huaren business, or realize the anticipated synergies of the combined businesses

On October 11, 2011, the Company and seven holders of 100% equity interests in Shaanxi Weinan Huaren Pharmaceuticals., Ltd., a limited liability company organized under the laws of the PRC (“Shaanxi Weinan”) (the “Equity Holders”), entered into a Share Transfer Contract (the “Agreement”) pursuant to which the Company agreed to acquire all interest of the Equity Holders in Shaanxi Weinan. Following the consummation of this transaction, the Company owns drug approvals and permits for Shaanxi Weinan’s portfolio of 86 drugs and 1 health product. On March 11, 2013, Shaanxi Aoxing Pharmaceutical Co., Ltd., a limited liability company and a variable interest entity (VIE) of the Company and all the former equity holders of Shaanxi Weinan entered into a supplemental agreement (“Supplemental Agreement”) to acquire 13 drug approval numbers which were excluded from the Share Transfer Contract whereby  the Company acquired all the equity interest in Shanxi Weinan except 13 drug approval numbers due to incomplete reregistration of these approval numbers.  Following the execution of the Supplemental Agreement, the Company acquired the ownership of the 13 drug approval numbers for which reregistration has been completed. Pursuant to the terms of the Supplemental Agreement, the Former Equity Holders are entitled to a consideration of an aggregate amount of RMB 66 million (approximately $10.6 million) for the 13 drug approval numbers, of which RMB 30 million (approximately $4.8 million) was paid on November 26, 2012, RMB 25 million (approximately $4.0 million) was paid on December 31, 2012 and the balance of RMB 11 million (approximately $1.8 million) to be paid in the Company’s common stock. Based on an agreed issuance price of $1.10 per share, RMB 11 million is equivalent to 1,602,564 shares of common stock of the Company. The 1,602,564 shares of common stock is to be delivered upon satisfaction of the following conditions: (1) the Former Equity Holders shall have completed the reregistration for the 13 drugs with the relevant government authorities; (2) all the records and drug registration materials shall have been delivered to the Company; (3) the Former Equity Holders shall have paid related personal income tax for consideration received as well as provided personal income tax clearance certificates to the Company within two months after signing of the Supplemental Agreement; (4) the fulfillment of other obligations by the Former Equity Holders as required by the Company within two months after signing of the Supplemental Agreement. In 2014, the Company successfully integrated all of the various aspects to the acquired business, including the sales, marketing, manufacturing, distribution, regulatory, and other functions. If we are unable to integrate the combined businesses, our operations and financial condition may be adversely affected.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. We are dependent upon the services of Mr. Wang, our president, Chief Executive Officer and Chairman, for the continued growth and operation of our Company because of his experience in the industry and his personal and business contacts in the PRC. We do not have an employment agreement with Mr. Wang and do not anticipate entering into an employment agreement in the foreseeable future. Although we have no reason to believe that Mr. Wang will discontinue his services with us or Aoxing Pharmaceutical, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations. Additionally, Qinghua Liu, our Interim Chief Financial Officer, Zhenghong Wang, our Chief Operating Officer, Shuang Gong, our Corporate Secretary, Yuan Jian, General Manager and Chief Engineer of Aoxing Pharmaceutical, perform key functions in the operation of our business. There can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the website www.oanda.com, as of March 12, 2015, US$1 was equal to RMB 6.1527. As we rely entirely on revenue earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for Aoxing Pharmaceutical’s operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the RMB. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB; the U.S. dollar equivalent of the RMB we convert would be reduced in proportion to the amount the U.S. dollar appreciates. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Substantial uncertainties exist with respect to the enactment timetable and final content of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

           The Ministry of Commerce published a discussion draft of the proposed Foreign Investment Law in January 2015 (the "Draft FIL") aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The Draft FIL embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The Ministry of Commerce is currently soliciting comments on this draft and substantial uncertainties exist with respect to its enactment timetable, final content, interpretation and implementation.

Among other things, the Draft FIL expands the definition of foreign investment and introduces the principle of "actual control" in determining whether a company is considered a foreign-invested enterprise, or an FIE. The Draft FIL specifically provides that entities established in China but "controlled" by foreign investors will be treated as FIEs, whereas an entity set up in a foreign jurisdiction would nonetheless be, upon market entry clearance, treated as a PRC domestic investor provided that the entity is "controlled" by PRC entities and/or citizens. Once an entity is determined to be an FIE, it will be subject to the foreign investment restrictions or prohibitions set forth in a "negative list," to be separately issued by the State Council later. Unless the underlying business of the FIE falls within the negative list, which calls for market entry clearance, prior approval from the government authorities as mandated by the existing foreign investment legal regime would no longer be required for establishment of the FIE. Under the Draft FIL, VIEs that are controlled via contractual arrangement would also be deemed as FIEs, if they are ultimately "controlled" by foreign investors. Therefore, for any companies with a VIE structure in an industry category that is on the "negative list" the VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, the VIEs will be treated as FIEs and any operation in the industry category on the "negative list" without market entry clearance may be considered as illegal.

The provision of services, which we conduct through our VIEs, is currently subject to foreign investment restrictions set forth in the Catalogue of Industries for Guiding Foreign Investment, or the Catalogue, issued by the National Development and Reform Commission and the Ministry of Commerce that was amended in 2011 and became effective in January 2012. The Draft FIL, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations in many aspects.

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

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident beneficial owners to personal liability and limit our ability to acquire PRC companies or to inject capital into our PRC entities, limit our PRC entities’ ability to distribute profits to us or otherwise materially and adversely affect us.

The State Administration of Foreign Exchange (“SAFE”), issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Round-trip Investment via Overseas Special Purpose Vehicles (“SAFE Circular No. 75”), and a series of implementation rules and guidance, requiring PRC residents, including both legal persons and natural persons, to register with the relevant local branch of SAFE before establishing or acquiring control over any company outside of China, referred to as an offshore special purpose company, for the purpose of raising funds from overseas to acquire assets of, or equity interest in, PRC companies. In addition, any PRC resident that is a beneficial owner of an offshore special purpose company is required to amend his or her registration with the local branch of SAFE, with respect to that offshore special purpose company in connection with any increase or decrease in its capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Any failure to comply with the above registration requirements could result in our PRC entities being prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent companies, offshore parent companies being restricted in their ability to contribute additional capital into their PRC entities and may also subject the relevant PRC entities and PRC residents to penalties under PRC foreign exchange administration regulations. Any failure or inability by individuals to comply with SAFE regulations may subject us to fines or legal sanctions, such as restrictions on our cross-border investment activities or our direct PRC entities’ ability to distribute dividends to, or obtain foreign-exchange-denominated loans from, our company or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

The approval of the China Securities Regulatory Commission may be required in connection with the global offering, and, if required, we cannot assure you that we will be able to obtain such approval.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission (“CSRC”), promulgated the Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (“M&A Rules”), which became effective on September 8, 2006 and was amended on June 22, 2009. This regulation, among other things, requires offshore special purpose vehicles, or SPVs, formed for the purpose of an overseas listing and controlled by PRC companies or individuals, to obtain CSRC approval prior to listing their securities on an overseas stock exchange. The application of this regulation remains unclear. Our PRC counsel has advised us that, based on their understanding if the current PRC law, rules, and regulations:

•
we established our PRC entities by means of direct investment other than by merger and acquisition of any equity interest or assets of a PRC domestic company owned by PRC companies and/or PRC individuals as defined under the M&A Rules that are our beneficial owners after the effective date of the M&A Rules;

•	the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours under this Prospectus Supplement are subject to this regulation;

•
given that no provision in this regulation clearly classified contractual arrangements as a type of transaction subject to its regulation, we are not required to submit an application to the CSRC for its approval.

Because there has been no official interpretation or clarification of M&A Rules since its adoption, there is uncertainty as to how this regulation will be interpreted or implemented. If it is determined that the CSRC approval is required for the offering, we may face sanctions by the CSRC or other PRC regulatory agencies for failure to seek the CSRC approval for the offering. These sanctions may include fines and penalties on our operations in the PRC, delays or restrictions on the repatriation of the proceeds from the offering into the PRC, restrictions on or prohibition of the payments or remittance of dividends by our PRC entities, or other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospectus, as well as the trading price of the common stock.

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

Following the October 2013 transfer, our securities are listed and are trading on the Nasdaq Capital Market under the symbol “BSPM”. The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as The Nasdaq Global Market. If we cannot demonstrate compliance with the continued listing requirements, our common stock may then be subject to delisting.

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

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers with business operations based in the PRC and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, often times we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

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

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s securities are currently trading on NASDAQ under the trading symbol “BSPM” (subject to the listing exception), which listing was approved in April 2010. Prior to that, our securities were quoted on the OTC-BB.  The market for our common stock is limited and volatile.  Set forth below are the high and low closing sale prices for the common stock for each quarter in 2013 and 2014. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2013	$2.50	$0.71
September 30, 2013	$0.89	$0.66
June 30, 2013	$1.00	$0.63
March 31, 2013	$1.15	$0.96

December 31, 2014	$1.21	$1.13
September 30, 2014	$1.68	$1.60
June 30, 2014	$1.47	$1.36
March 31, 2014	$2.07	$1.91

On March 25, 2015, the closing price of the Company’s common stock was $1.19.

Holders

As of December 31, 2014, we had 28 record holders of our common stock based upon a shareholder list provided by our transfer agent. Our transfer agent is Interwest Transfer Co., Inc. located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117, and their telephone number is (801) 272-9294.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below. Except as previously reported in the Company’s public filings made with the SEC, the Company issued no unregistered shares of Common stock during the three months ended December 31, 2014. The Company did not repurchase any of its equity securities during the quarter ended December 31, 2014.

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

Shaanxi Weinan owns drug approvals and permits for a portfolio of 86 drugs and one health product, all of which, were added to the Company’s drug portfolio following the completion of this acquisition. The Company completed this acquisition on October 25, 2011.

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

Since 2013, we improved our customer portfolio and provided subcontracting services to hospital which provides the prescription. For the years ended 31 December 2014 and 2013, the subcontracting services income from the hospital contributed $18.6 million and $8.7 million, respectively, to our revenue.

We currently manufacture and sell twelve over-the-counter (“OTC”) medications and seventeen prescription-based pharmaceuticals which are sold and distributed in over 25 provinces and provincial-level cities throughout China. We also have exclusive supply contract with a hospital to supply six pharmaceutical products, in which there are two additions of pharmaceutical products in 2014.  Our best-selling product, Xin Ao Xing Oleanolic Acid Capsule (“Xin Aoxing Capsule”), is a state-approved OTC drug for treatment of Hepatitis B.

Agreement to co-develop new liver cancer drug

In March 2014, the Company signed a letter of intent with the Research Institute of Pharmaceuticals at Shaanxi University of Chinese Medicine to develop a new liver cancer drug based on Oleanolic Acid injection.

March 2014 Registered Offering

On March 10, 2014, the Company and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with an offering (“Offering”) pursuant to which the Company agreed to sell, and the investors agreed to purchase 1,650,000 shares of the Company’s common stock and warrants to purchase up to 660,000 shares of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agents and other estimated offering expenses payable by the Company, of approximately $4.1 million.  The warrants are immediately exercisable upon issuance and remain exercisable for three years thereafter at an exercise price of $3.23 per share.  The exercise price and number of shares underlying the warrants are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain events as down-round provision. The net proceeds from the offering will be used for working capital and other general corporate purposes. Moody Capital Solutions, Inc. and Axiom Capital Management, Inc. served as the placement agents for the offering. The Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-192963), which became effective on January 3, 2014, pursuant to a prospectus supplement filed with the Securities and Exchange Commission.

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

No additional penalty was paid for the year ended 31 December 2014 and 2013. Due to recovery of consumer confidence, the sales amount is increased for the year ended December 31, 2014.

Results of Operations

Net Sales

The following table illustrates our sales results for the years ended December 31, 2014 and 2013.

	Year ended December 31,		Increase (Decrease) due to changes in
	2014	2013	Product offering	Sales volume	Sales price
Aoxing Pharmaceutical Products
Xin Aoxing Capsule	$21,193,331	$23,453,451	$-	$(1,777,824)	$(482,296)
Other Aoxing Pharmaceutical products	13,785,726	13,145,526	-	548,486	91,714
Sub-total	34,979,057	36,598,977	-	(1,229,338)	(390,582)

Shaanxi Weinan products	7,806,259	8,193,334	-	(387,075)	-

Hospital products	18,631,271	8,744,648	5,245,532	4,641,091	-

Total gross sales	$61,416,587	$53,536,959	$5,245,532	3,024,678	$(390,582)
Sales discount	-	(807,905)

Total net sales	$61,416,587	$52,729,054

For the year ended December 31, 2014, total net sales increased by approximately $8.7 million or 16.5% compared to the year ended December 31, 2013.  The increase was mainly attributed to new product offering.

Total sales of our Xin Aoxing Capsule decreased by approximately 9.6% for the year ended December 31, 2014, compared to the same period in 2013.  During the year ended December 31, 2013, we lowered the selling price of Xin Aoxing Capsule, our flagship product, in order to regain our market share after the suspension of our product in the year ended December 31, 2012.  Such selling price reduction had a full year impact to 2014. Sales of other products under Aoxing Pharmaceutical brand increased slightly, due to slight increase in both sales volume and sale price during the year ended December 31, 2014.  The introduction of new products offerings for hospital products increased sales contributed $5.2 million in net sales to the Company for the year ended December 31, 2014.

Sales of Shaanxi Weinan’s product decreased slightly during the year ended December 31, 2014 due to slight decrease in sales volume.

We have also continued sales of four products that were sold exclusively to a local hospital in 2014.  These products accounted for approximately $4.6 million in increased net sales for the year ended December 31, 2014.

Cost of sales

The following table summarizes our cost of goods sold for the years ended December 31, 2014 and 2013:

	Year ended December 31,		Increase (Decrease) due to changes in
	2014	2013	Product offering	Sales volume	Product cost
Aoxing Pharmaceutical Products
Xin Aoxing Capsule	$3,673,310	$8,083,564	$-	$(308,139)	$(4,102,115)
Other Aoxing Pharmaceutical products	9,770,527	9,169,640	-	413,461	187,426
Sub-total	13,443,837	17,253,204	-	105,322	(3,914,689)

Shaanxi Weinan products	3,591,955	3,543,865	-	48,090	-

Hospital products	14,104,433	6,249,072	4,478,930	2,101,141	1,275,290

Medical device	-	75	-	(75)	-

Total cost of sales	$31,140,225	$27,046,216	$4,478,930	$2,254,478	$(2,639,399)

For the year ended December 31, 2014, cost of sales increased by approximately $4.1 million or 15.1%, compared to the year ended December 31, 2013.  This increase in costs of sales is mainly due to a proportional increase in sales volume, and increase in our product cost of new products.

The weighted average unit cost of our products during the year ended December 31, 2014 had increased by 0.5%, as compared to the year ended December 31, 2013.  Average unit cost of Xin Aoxing capsule decreased as we excluded additional products as promotional items.  The increase in average unit cost of other Aoxing Pharmaceutical products and Shaanzi Weinan’s product was due to price increase of raw materials.

Cost margin of our hospital products was 75.7% and 71.5% for the years ended December 31, 2014 and 2013, respectively.  Management believes that the cost margin will be maintained in a stable level.

Gross Profit

The following table summarizes our gross profit for the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014			2013
	Gross Profit		Product Gross Margin %	Gross Profit	Product Gross Margin%
Aoxing Pharmaceutical Products
Xin Aoxing Capsule	$17,520,021		82.7%	$15,369,887	65.5%
Other Aoxing Pharmaceutical products	4,015,199		29.1%	3,975,886	30.2%
Sub-total	21,535,220		61.6%	19,345,773	52.9%

Shaanxi Weinan products	4,214,304		54.0%	4,649,469	56.7%

Hospital products	4,526,838		24.3%	2,495,576	28.5%

Medical device		-	-%	(75)	-%

Sales discount		-	-%	(807,905)	-%

Total gross profit	$30,276,362		49.3%	$25,682,838	48.0%

Gross profit increased by approximately $4.6 million or 17.9% for the year ended December 31, 2014, as compared to the year of 2013. The increase in gross profit was due primarily to the increase in sales of new products.

The overall gross profit margin increased to 49.3% for the year ended December 31, 2014 from 48.0% for the year ended December 31, 2013.   Our overall gross profit was significantly affected by the increase in gross margin of Xin Aoxing Capsule from 65.5% during the year ended December 31, 2013 to 82.7% during the year ended December 31, 2014 due to the exclusion of additional products as promotional items.

Operating Expenses

	Year Ended December 31,
	2014		2013
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$8,594,303	14.0%	$7,562,662	14.3%	13.6%
Selling expenses	9,892,447	16.1%	9,012,456	17.1%	9.8%
General and administrative expenses	7,718,388	12.6%	6,092,139	11.6%	26.7%
Recovery of doubtful account	-	-%	(1,291,510)	(2.4%)	100.0%
Research and development expenses	2,766,162	4.5%	3,228,775	6.1%	(14.3%)
Impairment loss on other receivable	-	-%	330,004	0.6%	(100.0%)
Impairment loss on intangible assets	990,603	1.6%	240,091	0.5%	312.6%
Construction in progress written off	1,627,154	2.6%	-	-%	100.0%
Total operating expenses	$31,589,057	51.4%	$25,174,617	47.7%	25.5%

Total operating expense increased by approximately $6.4 million or 25.5% for the year ended December 31, 2014, as compared to the year ended December 31, 2013.  The increase is attributable to increase in general and administrative expenses, impairment loss on intangible assets and construction in progress written off.

Advertising expenses accounted for 14.0% and 14.3% of our total net sales for the years ended December 31, 2014 and 2013. Advertising spend is proportional the Company’s sales revenue, and the proportional has remained relatively stable from 2013 to 2014.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  Overall increase was approximately $0.9 million or 9.8%.  Selling expenses increased slightly as their increase is in relative to proportion to increase in sales revenue; however, as market for our products and sales channels became more established, and our brands became more well-known to households, we expect selling expense as portion revenue to reduce from economies of scale.

General and administrative expenses consist of salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  During the year ended December 31, 2014, general and administrative expenses were approximately $7.7 million. The increase in general and administrative expenses was mainly driven by the increase in share-based payments.

During the year ended December 31, 2013, we recorded a recovery of doubtful account that was approximately $1.3 million.  Given the different development in the industry such as the events regarding gel capsules in 2012, management has been regularly assessing the carrying value and the collectability of accounts receivable and the related estimated provision for bad debts.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones.  We incurred a total of approximately $2.8 million and $3.2 million in research and development expenses for the years ended December 31, 2014 and 2013, respectively.

We incurred an impairment charge for construction in progress related to the payment made to a contractor for construction work and acquisition of construction materials for the Company’s premises. The amount was considered not recoverable as the contractor was dissolved in 2014. We wrote off a carrying amount of construction in progress of approximately $1.6 million.

Provision for Income Taxes

For the year ended December 31, 2014, our income tax expense and deferred tax benefit was approximately $1 million and $4.4 million respectively. For the year ended December 31, 2013, we had an income tax expense of approximately $1.8 million.  The uniform corporate income tax rate is 25% in China. The calculation of effective tax rate includes the operating results of all our subsidiaries, including the U.S. corporate company.

Upon agreement on the PRC tax position in respect of certain net operating loss and temporary differences with the local tax authority in 2014 and the Company considered it is probable that future taxable profit will be available against which the Company can utilize the benefits therefrom, the Company recognized deferred tax assets in respect of such position of approximately $4.4 million during the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of approximately $1.7 million and net working capital of approximately $34.7 million. On March 10, 2014, we and certain institutional investors entered into a securities purchase agreement in connection with an offering pursuant to which the Company agreed to sell, and the investors agreed to purchase 1,650,000 shares of the Company’s common stock and warrants to purchase up to 660,000 shares of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agents and other estimated offering expenses payable by the Company, of approximately $4.1 million. The net proceeds from the offering are used for working capital and other general corporate purposes. As of December 31, 2014, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding product lines, research and development capabilities, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s pharmaceutical products will be the primary organic source of funds for future operating activities in 2015. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, as we may deem appropriate, we may rely on bank borrowing, if available, as well as capital raises. There is no assurance that we will find such funding on acceptable terms, if at all.

Net cash provided by operating activities for the year ended December 31, 2014 was approximately $3.3 million. This was primarily due to our net income of approximately $4.8 million, adjusted by non-cash related expenses including depreciation and amortization of approximately $3.1 million, recognition of research and development expenses of approximately $2.8 million, stock-based compensation of approximately $2.0 million, and a non-cash increase in deferred tax assets of approximately $4.3 million, and a net decrease in working capital items of approximately $6.1 million. The net decrease in working capital items was mainly due to increase in accounts receivable offset by increase in accounts and other payables, and prepaid expenses.

Net cash used in investing activities for the year ended December 31, 2014 was approximately $8.8 million, primarily consisting of approximately $4.9 million paid on intended acquisition and $4.1 million paid as deposit for research and development, offset by $1.5 million received as compensation for land use rights and $1.4 million proceeds from diligence of two drugs approved number.

Net cash provided by financing activities for the year ended December 31, 2014 was approximately $7 million, consisting proceeds of short term loans and proceeds from stock issuance and warrants.

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

The following are steps the Company takes in collecting accounts receivable:

Step 1: After the payment term has been exceeded, the Company stops taking orders from the delinquent customer and allows the responsible sales person three to six months to collect the accounts receivable. Most of the accounts receivable will be collected in this step because the sales person’s compensation is tied to sales receipts. The Company’s normal sales term is 90 to 120 days credit period (2013: 90 to 120 days).

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

Stock-Based Compensation

Our stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model for share options and Binominal Model for warrants and is recognized as expense over the requisite service period. The BSM model and Binominal Model requires various highly judgmental assumptions including expected volatility and option life. Changes in these assumptions could materially impact the financial position and results of operations.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2014:

	Payments due by period ($ million)
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development contracts	$0.8	$0.8	$-	-	-
Purchase of a health product manufacturer	5.3	5.3	-	-	-
Acquire a project for mining rights, mining assets and a mining company	8.5	8.5	-	-	-
Total contractual obligations	$14.6	$14.6	$-	-	-

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

We have audited the accompanying consolidated balance sheet of Biostar Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mazars CPA Limited
Certified Public Accountants
Hong Kong
April 15, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Biostar Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Biostar Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biostar Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Clement C. W. Chan & Co.
Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong
March 31, 2014

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$1,685,154	$80,072
Notes receivable	-	1,636,072
Accounts receivable, net	26,962,078	17,965,082
Inventories	673,989	830,311
Deposits and other receivables	4,471,992	5,282,574
Income tax recoverable	67,370	374,958
Loan receivables	9,772,464	9,816,433
Total Current Assets	43,633,047	35,985,502

Non-current Assets
Deposits	8,795,218	3,926,573
Deferred tax assets	7,065,523	2,789,175
Property and equipment, net	8,483,113	7,728,700
Intangible assets, net	13,270,330	17,134,494
Total Non-Current Assets	37,614,184	31,578,942

Total Assets	$81,247,231	$67,564,444

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$5,001,086	$4,447,314
Short-term bank loans	3,094,614	-
Valued-added tax payable	432,885	344,191
Warrants liability	383,295	-
Total Current Liabilities	8,911,880	4,791,505

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,476,113 and 12,676,113 shares issued and outstanding as of December 31, 2014 and 2013	15,476	12,676
Additional paid-in capital	30,303,508	25,748,669
Deferred stock-based compensation	-	(365,017)
Statutory reserve	7,354,413	7,126,432
Retained earnings	28,269,956	23,649,725
Accumulated other comprehensive income	6,391,998	6,600,454
Total Stockholders' Equity	72,335,351	62,772,939

Total Liabilities and Stockholders' Equity	$81,247,231	$67,564,444

The accompanying notes are an integral part of these consolidated financial statements

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,
2014		2013

Sales	$61,416,587	$52,729,054
Cost of sales	31,140,225	27,046,216
Gross profit	30,276,362	25,682,838

Operating expenses:
Advertising expenses	8,594,303	7,562,662
Selling expenses	9,892,447	9,012,456
General and administrative expenses	7,718,388	6,092,139
Recovery of doubtful accounts	-	(1,291,510)
Research and development expenses	2,766,162	3,228,775
Impairment loss on other receivables	-	330,004
Impairment loss on intangible assets	990,603	240,091
Construction in progress written off	1,627,154	-
Total operating expenses	31,589,057	25,174,617

(Loss) Income from operations	(1,312,695)	508,221

Other income (expense)
Interest income	1,330,329	1,344,566
Interest expense	(154,547)	(367,493)
Fair value adjustment on warrants	577,599	-
Gain on disposal of intangible assets	-	1,168,451
Additional compensation received for the disposed land use rights	1,093,878	-
Other	67	2,281
Total other income, net	2,847,326	2,147,805

Income before income taxes	1,534,631	2,656,026

(Income tax benefit) Provision for income tax	(3,313,581)	1,846,980

Net income	$4,848,212	$809,046

Other comprehensive income	(208,456)	2,071,586

Comprehensive income	$4,639,756	$2,880,632

Earning per share
Basic	$0.33	$0.07
Diluted	$0.33	$0.07

Weighted average number of common shares outstanding
Basic	14,499,401	11,510,802
Diluted	14,499,401	11,510,802

The accompanying notes are an integral part of these consolidated financial statements

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

							Accumulated
			Additional	Deferred			Other	Total
	Common Stock		Paid-in	Stock-Based	Statutory	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Reserve	Earnings	Income	Equity
Balance, December 31, 2012	9,993,549	$9,993	$23,266,776	$-	$6,737,368	$23,229,743	$4,528,868	$57,772,748
Stock-based compensation	860,000	860	723,337	-	-	-	-	724,197
Shares issued for services	220,000	220	397,980	(365,017)	-	-	-	33,183
Shares issued to acquire intangible assets	1,602,564	1,603	1,360,576	-	-	-	-	1,362,179
Transfer to statutory reserve	-	-	-	-	389,064	(389,064)	-	-
Net income	-	-	-	-	-	809,046	-	809,046
Foreign currency translation adjustment	-	-	-	-	-	-	2,071,586	2,071,586
Balance, December 31, 2013	12,676,113	$12,676	$25,748,669	$(365,017)	$7,126,432	$23,649,725	$6,600,454	$62,772,939

Balance, December 31, 2013	12,676,113	$12,676	$25,748,669	$(365,017)	$7,126,432	$23,649,725	$6,600,454	$62,772,939
Stock-based compensation	1,150,000	1,150	1,654,850	365,017	-	-	-	2,021,017
Shares issuance in public offering	1,650,000	1,650	2,899,989	-	-	-	-	2,901,639
Transfer to statutory reserve	-	-	-	-	227,981	(227,981)	-	-
Net income	-	-	-	-	-	4,848,212	-	4,848,212
Foreign currency translation adjustment	-	-	-	-	-	-	(208,456)	(208,456)
Balance, December 31, 2014	15,476,113	$15,476	$30,303,508	$-	$7,354,413	$28,269,956	$6,391,998	$72,335,351

The accompanying notes are an integral part of these consolidated financial statements

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,848,212	$809,046
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(4,284,655)	981,390
Depreciation and amortization	3,086,188	2,786,702
Recovery of doubtful accounts	-	(1,291,510)
Recognition of deferred research and development expenses	2,766,162	3,228,775
Impairment loss on other receivables	-	330,004
Impairment loss on intangible assets	990,603	240,091
Construction in progress written off	1,627,154	-
Loss on disposal of property, plant and equipment	3,275	-
Gain on disposal of intangible assets	-	(1,168,451)
Additional compensation received for the disposed land use rights	(1,093,878)	-
Stock-based compensation	2,021,017	757,380
Warrants liability	(577,599)	-
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(7,441,446)	4,204,776
Inventories	152,454	43,461
Deposits and other receivables	244,270	(161,358)
Accounts payable and accrued expenses	573,102	(1,449,439)
Value-added tax payable	90,148	(301,662)
Income tax payable (recoverable)	305,611	(100,092)
Net cash provided by operating activities	3,310,618	8,909,113

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,869,204)	(982,012)
Proceeds from disposal of property, plant and equipment	2,929	-
Deposit paid for research and development - Note 3(a)	(4,067,885)	(2,744,459)
Deposit paid for intended acquisitions - Notes 3(g) and 3(h)	(4,881,462)	(3,874,530)
Proceeds from disposal of two drug approval numbers	1,390,661	-
Compensation received for disposed land use rights	1,546,822	3,390,214
Net cash used in investing activities	(8,878,139)	(4,210,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to a related party	-	(1,614,387)
Proceeds from short-term bank loans	3,254,307	-
Repayment of short-term bank loans	(162,715)	(4,843,162)
Proceeds from stock issuance and warrants	3,862,533	-
Net cash provided by (used in) financing activities	6,954,125	(6,457,549)

Effect of exchange rate changes on cash and cash equivalents	218,478	80,217

Net increase (decrease) in cash and cash equivalents	1,605,082	(1,679,006)

Cash and cash equivalents, beginning balance	80,072	1,759,078
Cash and cash equivalents, ending balance	$1,685,154	$80,072

SUPPLEMENTAL DISCLOSURES:
Interest received	$1,330,329	$1,344,566
Interest paid	$(154,547)	$(355,657)
Income tax paid	$(665,621)	$(965,681)

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:

a)
In April 2013, the Company acquired 13 drug approval numbers with aggregate consideration of approximately $10.2 million, consisting of approximately $8.8 million cash previously paid, which was previously classified as a deposit as of December 31, 2012, and 1,602,564 shares of the Company’s common stock valued at approximately $1.4 million – Note 6(a)

b)	In August 2013, the Company issued a total of 750,000 shares of common stock valued at $613,647 to its employees – Note 6(a)

c)
In October 2013, the Company issued a total of 110,000 shares of common stock valued at $110,550 to two consulting firms for corporate advisory services during the year ended December 31, 2013 – Note 6(a)

d)
In December 2013, the Company issued a total of 220,000 shares of common stock valued at $398,200 to a consulting firms and the consulting firm’s employees for one year of corporate advisory services from November 29, 2013 - Note 6(a)

e)	In July 2014, the Company issued a total of 1,150,000 shares of common stock valued at $1,656,000 to its employees – Note 6(a)

The accompanying notes are an integral part of these financial statements.

  BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND NATURE OF OPERATIONS

Biostar Pharmaceuticals, Inc. (“Biostar” or the “Company”) was incorporated in the State of Maryland on March 27, 2007. On June 15, 2007, Biostar formed Shaanxi Biostar Biotech Ltd. (“Shaanxi Biostar”). Shaanxi Biostar is a wholly owned subsidiary of Biostar and a limited liability company organized under the laws of the People’s Republic of China (the “PRC”).

On November 1, 2007, Shaanxi Biostar entered into a series of agreements including a Management Entrustment Agreement, a Shareholders’ Voting Proxy Agreement, an Exclusive Option Agreement and a Share Pledge Agreement (collectively the “Agreements”) with Shaanxi Aoxing Pharmaceutical Co., Ltd. (“Aoxing Pharmaceutical”) and its registered owners (the “Transaction”). Aoxing Pharmaceutical is a corporation formed under the laws of the PRC. According to these Agreements, Shaanxi Biostar acquired management control of Aoxing Pharmaceutical whereby Shaanxi Biostar is entitled to all of the net profits of Aoxing Pharmaceutical as a management fee and is obligated to fund Aoxing Pharmaceutical’s operations and pay all of the debts. In exchange for entering into the Agreements, on November 1, 2007, the Company issued 19,832,311 shares (representing 6,610,770 shares, after the one-for-three reverse split of the issued and outstanding common stock of the Company effective on April 3, 2012) of its common stock to Aoxing Pharmaceutical’s registered owners, representing approximately 90% of the Company’s common stock outstanding immediately after the Transaction.

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

Following to the change in registered owners of Aoxing Pharmaceutical on May 24, 2013, a set of new Agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical on the May 24, 2013.

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

Following to the change in registered owners of Aoxing Pharmaceutical on October 29, 2014, a set of new Agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical on the October 29, 2014.

The Agreements dated October 29, 2014 are merely replacement of the Agreements dated May 24, 2013 and therefore, there is no significant change in the contractual terms between the Agreements dated October 29, 2014, May 24, 2013, July 9, 2010 and November 1, 2007. The existing registered owners of Aoxing Pharmaceutical, Shaanxi Biostar and Biostar had mutually agreed that no consideration would be paid / payable upon the execution of the Agreements on October 29, 2014. The interest of Biostar in Aoxing Pharmaceutical was not and would not be affected by the replacement for the Agreements.

The Agreements provide Shaanxi Biostar with control over Aoxing Pharmaceutical as defined by Accounting Standards Codification (“ASC”) 810, Consolidation, which requires Shaanxi Biostar to consolidate the financial statements of Aoxing Pharmaceutical and ultimately consolidate with its parent company, Biostar (see Note 2 “Principles of Consolidation”).

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

●
Shaanxi Biostar has the full right to control and administer the financial affairs and daily operation of Aoxing Pharmaceutical and has the right to manage and control all assets of Aoxing Pharmaceutical. The registered owners of Aoxing Pharmaceutical as a group have no right to make any decision about Aoxing Pharmaceutical’s activities without the consent of Shaanxi Biostar.

●
Shaanxi Biostar is assigned all voting rights of Aoxing Pharmaceutical and has the right to appoint all directors and senior management personnel of Aoxing Pharmaceutical. The registered owners of Aoxing Pharmaceutical possess no substantive voting rights.

●	Shaanxi Biostar is committed to provide financial support if Aoxing Pharmaceutical requires additional funds to maintain its operations and to repay its debts.

●
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

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operation in the PRC uses Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary and VIEs are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations.  For the years ended December 31, 2014 and 2013, the foreign currency translation adjustment to the Company’s other comprehensive loss and income were $208,456 and $2,071,586 respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  As of December 31, 2014 and 2013, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

During the year ended December 31, 2013 reversal of doubtful debt provision of approximately $1.3 million was made. As of December 31, 2014 and 2013, the bad debt provision was approximately $2.4 million.

During the year ended December 31, 2013, the Company accepted a promissory note of approximately $1.6 million (RMB 10 million) as settlement of a customer’s account receivable.  The promissory note was guaranteed by a PRC bank, non-interest bearing, and was settled on June 30, 2014.

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	December 31,	December 31,
	2014	2013

Raw materials	$380,529	$423,192
Work in process	143,475	93,125
Finished goods	132,491	224,530
Goods in transit	17,494	89,464
	$673,989	$830,311

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

 Property and equipment consisted of the following:

	December 31,	December 31,
	2014	2013

Buildings	$3,651,647	$3,653,390
Building improvements	5,895,382	3,023,864
Machinery & equipment	1,224,229	1,209,401
Furniture & fixtures	68,853	68,886
Vehicle	119,553	134,386
Construction in progress	516,959	2,150,927
	11,476,623	10,240,854
Less: Accumulated depreciation	(2,993,510)	(2,512,154)
	$8,483,113	$7,728,700

As set out in Note 5, buildings with carrying value of approximately $1.4 million as of December 31, 2014 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

During the year ended December 31, 2014, the Company wrote off a carrying amount of construction in progress of approximately $1.6 million relating to the constructional materials ordered from a contractor for construction work of the Company’s premises. The amount was fully charged to expense as the contractor was dissolved and the Company was unable to locate the construction materials kept by the contractor in year 2014.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. The Company’s land use rights will expire between 2053 and 2056. The Company’s proprietary technologies, include drug approvals and permits. All of the Company’s intangible assets are subject to amortization with estimated useful lives of:

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	December 31,	December 31,
	2014	2013

Land use rights	$3,521,705	$3,540,216
Proprietary technologies	19,006,655	19,106,783
	22,528,360	22,646,999
Less: Accumulated amortization	(9,258,030)	(5,512,505)
	$13,270,330	$17,134,494

The estimated future amortization expenses related to intangible assets as of December 31, 2014 are as follows:

Years Ending December 31,

2015	$2,644,613
2016	2,315,583
2017	2,235,879
2018	2,235,879
2019	184,061
Thereafter	$3,654,315

As set out in Note 5, land use right with carrying value of approximately $2.2 million as of December 31, 2014 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

In April 2013, the Company acquired 13 drug approval numbers from former equity holders of Shaanxi Weinan with total consideration of approximately $10.2 million (Note 1).

During the course of the Company’s strategic review of its drugs formula with approval numbers (“Drug Permits”) in 2014 after renewal of the Certificate of Good Manufacturing Practices for Pharmaceutical Products (“GMP Certificate”), the Company identified 54, out of 98, Drug Permits had no active production in recent years. Taking into accounts of the basis of profitability of all the Drug Permits held by the Company and allocation of resources on production, for those 54 Drug Permits, the Company considered that it has no concrete plan for production in next 3 years and the chance of successfully reselling to third parties is low. As a result of this strategic review, the Company recognized an impairment loss of approximately $1 million, which represented the carrying amount of those 54 Drug Permits immediately before the impairment.

During the year ended December 31, 2013, the Company sold intangible assets relating to two Drug Permits with a carrying value of approximately $0.2 million to an arm’s length party for approximately $1.4 million (RMB 8.5 million), resulting in a gain on disposal of approximately $1.2 million – Note 3(d).

Long-Lived Assets

The Company adopted ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

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

The Company applies the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including accounts and notes receivables, cash and cash equivalents, deposits and other receivables, loan receivables, accounts and other payables and short-term bank loans, the carrying amounts approximate fair value due to their relatively short maturities. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities From Equity, and ASC 815, Derivatives and Hedging. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant are valued using the Binominal Model.

The Company uses Level 3 inputs for its valuation methodology for the fair value of warrant.

The binomial lattice relies on the following Level 3 inputs: (1) expected volatility of the Company’s common stock; and (2) risk free rate which is based on daily treasury yield curve rates as published by U.S. Department of the Treasury. The expected volatility of the Company’s common stock is estimated from the historical volatility of daily returns in the Company’s common stock price.

The following tables present the estimated fair value of the following financial assets and liabilities of the Company:

At December 31, 2014:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$1,685,154	$-	$-	$1,685,154
Loans receivables	-	-	9,772,464	9,772,464
	$1,685,154	$-	$9,772,464	$11,457,618

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$3,094,614	$3,094,614

Carried at fair value:
Warrants liability	-	-	383,295	383,295
	$-	$-	$3,477,909	$3,477,909

At December 31, 2013:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$80,072	$-	$-	$80,072
Loans receivables	-	-	9,816,433	9,816,433
	$80,072	$-	$9,816,433	$9,896,505

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrants liability at issuance date of March 13, 2014	$960,894
Change in fair value of warrants	(577,599)
Warrants liability as of December 31, 2014	$383,295

Value-added Tax Payable

The Company is subject to a value-added tax rate of 17% on product sales in the PRC.  Value-added tax payable is computed net of value-added tax paid on purchases for sales in the PRC.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with ASC 605, Revenue Recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

For the years ended December 31, 2014 and 2013, the Company recognized stock-based compensation of $2,021,017 and $757,380, respectively.

Share Warrants

In accordance with ASC 815, Derivatives and Hedging, share warrants with term of down-round provision are initially recognized at fair value at grant date as a derivative liability. At each reporting period date, the fair value of the share warrants will be re-measured and the fair value change will be reported as gain/loss in the Consolidated Statements of Operations and Comprehensive Income.

Advertising

Advertising expense consists primarily of costs of promoting the Company’s corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the years ended December 31, 2014 and 2013, the Company incurred advertising expense of approximately $8.6 million and $7.6 million, respectively.

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

Income Taxes

The Company adopts ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

On January 1, 2007, the Company adopted ASC 740, Income Taxes. The topic addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All of the Company’s outstanding stock options (Note 6(c)) and warrants (Note 6(b)) were not included in the diluted net earnings per share calculation because they were out of the money and considered antidilutive.

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

Statement of Cash Flows

In accordance with ASC 230, Statement of Cash Flows, cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In November 2014, the FASB issued Accounting Standards Update 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” or ASU 2014-17. ASU 2014-17 provides a company with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. ASU 2014-17 became effective as of November 18, 2014. The Company will evaluate this standard in the event of a future business combination.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for the Company retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on the Company’s Consolidated Statements of Financial Condition.

As of December 31, 2014, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 - DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	December 31,	December 31,
	2014	2013

Current portion
a) Deposits paid for research and development of new medicine	$4,071,860	$2,781,323
b) Prepaid sale commission	348,745	-
c) Deposits paid for purchase of inventories	-	654,429
d) Receivable from disposal of two drug approval numbers	-	1,390,661
e) Receivable from land use rights disposed in 2011	-	455,427
f) Other receivables and prepaid expenses	51,387	734
Prepaid expenses and other receivables	$4,471,992	$5,282,574

Non-current portion
g) Deposit paid for intended acquisition a health product material supplier	$4,886,232	$-
h) Deposit paid for intended acquisition a health product manufacturer	3,908,986	3,926,573
Deposits	$8,795,218	$3,926,573

a.
Deposits paid for research and development represents progress payment for the development of a new drug, less amounts recognized as research and development expense.  In December 2010, the Company entered into an agreement with a research institution to jointly develop a new drug for treatment of cardiovascular disease. The amount of approximately $2.8 million bought forward from year 2013 had been fully recognized as research and development expense during the year ended December 31, 2014 when the relevant service is provided by the research institution.

In year 2014, the Company paid approximately $4 million as further prepaid research fee for the testing process of the new drug which to be performed in year 2015 by the research institution.

b.	The amount represents prepayment of sale commission expense to a distributor which will be used for the deduction of future sale commission payment.

c.	Deposits paid for purchase of inventories represent prepayments of inventories to be shipped.

d.
During the year ended December 31, 2013, the Company sold intangible assets relating to two drug approval numbers with a carrying value of approximately $0.2 million to an arm’s length party for approximately $1.4 million (RMB 8.5 million), and recorded as a gain on disposal of approximately $1.2 million in other income. The amount was fully collected during the year ended December 31, 2014.

e.
During the year ended December 31, 2011, the Company disposed of two land use rights reclaimed by local governments.  During the years ended December 31, 2014 and 2013, the Company received approximately $1.5 million and $3.4 million, respectively as compensation for the disposal.  During the year ended December 31, 2014, the Company recognized additional compensation received for the disposed land use rights of approximately $1.1 million in other income.

g.
In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $13.3 million (RMB 82 million) in cash. The deposit is fully refundable if certain conditions set out in the letter of intent are not met.

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

Note 4 - LOAN RECEIVABLES

In November 2012, the Company advanced approximately $9.5 million (RMB 60 million) to a third party as a commercial loan, interest bearing at 13% per annum. The principal and interest were originally to be repaid on December 31, 2013. In 2013, the term of loan was extended to June 30, 2014. In 2014, the term of loan was further extended to December 31, 2015.

During the years ended December 31, 2014 and 2013, the Company received approximately $1.3 million as interest income respectively. The loan is accounted for at cost and is evaluated periodically for impairment.

The Company considered that the credit risk of the loan receivable is low as the borrower is a creditworthiness company in the local community and the Company received the interest from the borrower on quarterly basis without default payment.

Note 5 - SHORT-TERM BANK LOANS

Short-term bank loans consisted of the followings:

		Balance as at December 31,
Inception date	Details	2014	2013

May 26, 2014	RMB 20,000,000, one year term loan, annual interest rate at 7.80%. Repaid RMB 1,000,000 in 2014.	$3,094,614	$-

The loan is secured by (i) personal guarantee executed by a major shareholder of the Company; (ii) pledge of the Company’s buildings and land use right with carrying amount of approximately $3.5 million as of December 31, 2014 (Note 2); and the guarantee executed by Shaanxi BioStar. The loan will become due on May 26, 2015. As of December 31, 2014, the carrying amount of the short-term bank loans approximates its fair values.

Note 6 - STOCKHOLDERS’ EQUITY

(a) Common stock

As of December 31, 2014 and 2013, the Company has 100,000,000 shares of common stock authorized, 15,476,113 and 12,676,113 shares issued and outstanding at par value of $0.001 per share respectively.

For the year ended December 31, 2013	Shares issued	Value
i. issued in connection with the execution of the Weinan Supplemental Agreement, to acquire 13 drug approvals from the former equity holders of Shaanxi Weinan (Note 1), valued at $0.85 per share, representing the fair value of the shares at the date of the execution of the Weinan Supplemental Agreement	1,602,564	$1,362,179
ii. awarded to employees based on 2012 Incentive Stock Plan, fair value at $0.82 per share	750,000	613,647
iii. issued to two consulting firm corporate advisory services during the year, average fair value at $1.005 per share	110,000	110,550
iv. issued to a consulting firm and the consulting firm’s employees for an one year corporate advisory agreement from November 29, 2013, fair value at $1.81 per share	220,000	398,200
Total common stock issued during the year ended December 31, 2013	2,682,564	$2,484,576

For the year ended December 31, 2014	Shares issued	Value
v. issued to selected investors through placement agent, at $2.49 per share less financing cost	1,650,000	$3,862,533
vi. issued to employees based on 2013 Incentive Stock Plan, valued at $1.44 per share	1,150,000	1,656,000
Total common stock issued during the year ended December 31, 2014	2,800,000	$5,518,533

The amount of $3,862,533 relating to item (v) above is allocated to the following equity and liability:

Common stock	1,650
Warrants liability - Note 6(b)	960,894
Additional paid-in-capital	2,899,989
3,862,533

Common stock issued for items (ii), (iii) and (vi) above were fully vested and not subject to forfeiture when issued. The Company recognized $1,656,000 and $724,197 as stock-based compensation expense for the years ended December 31, 2014 and 2013, respectively, with respect of these shares issuance, which was included in general and administrative expenses.

Common stock issued for item (iv) above were fully vested and not subject to forfeiture when issued. $33,183 was recognized as stock-based compensation expense, in accordance with ASC 505, Equity, which was included in general and administrative expenses, for the year ended December 31, 2013. As at December 31, 2013, $365,017 was recorded as deferred stock-based compensation under the consolidated statement of stockholders’ equity and the amount of $365,017 was subsequently recognized as stock-based compensation expense for the year ended December 31, 2014.

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

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date.  As the issuance of warrants and shares is a single transaction, an amount $960,894, representing the full fair value of the warrants was assigned to the warrants. As of December 31, 2014, a fair value adjustment of $577,599 reduced the carrying value of warrants to $383,295 was made and recorded as a gain in the Consolidated of Statements of Operations and Comprehensive Income.

As of December 31, 2014 and 2013, the Company has 759,000 and 177,451 warrants outstanding, with weighted average exercise price of $3.23 and $8.95, respectively.

The following table summarizes the Company’s outstanding warrants as of December 31, 2014 and 2013.

		Outstanding as at December 31,
Expiry date	Exercise Price	2014	2013
June 30, 2014	$8.22	-	10,784
November 1, 2014*	9.00	-	166,667
March 12, 2017 **	3.23	759,000	-
		759,000	177,451

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

** The Company’s recurring fair value measurements at December 31, 2014 were as follows:

	Fair Value as of December 31, 2014	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring March 2017	$383,295	$383,295

The Company determined the fair value of the warrant liability using the Binomial Model. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of the Company’s stock price.

(c) Stock Options

The following tables summarize activities for the Company’s options for the years ended December 31, 2014 and 2013.

For the Year Ended December 31, 2013
		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Outstanding at beginning of period	386,222	7.81	2.01
Granted, exercised, forfeited or expired	-	-	-
Outstanding at end of period	386,222	7.81	1.08

For the Year Ended December 31, 2014
		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Outstanding at beginning of period	386,222	7.81	1.08
Granted, exercised or forfeited	-	-	-
Expired	(322,222)	8.37	-
Outstanding at end of period	64,000	4.97	1.54

For the year ended December 31, 2014, 322,222 share options were lapsed due to expiry of unexercised share options.

As of December 31, 2014, there was no unrecognized compensation cost related to outstanding stock options, and the intrinsic value was close to zero because the exercise price was out-of-the-money.

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the years ended December 31, 2014 and 2013, and has recorded income tax provision for the periods.

The (income tax benefit) provision for income taxes consists of the following:

	Year Ended December 31,
	2014	2013
Current:
USA	$-	$-
PRC	971,074	865,590
	971,074	865,590
Deferred:
USA	-	-
PRC	(4,284,655)	981,390

(Income tax benefit) provision for income taxes	$(3,313,581)	$1,846,980

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013

Income tax at USA statutory rate (34%)	$521,774	$903,049
Foreign rate differential	(324,564)	(344,448)
Tax effect of permanent differences due to:
Non deductible expenses	406,788	856,063
Under provision in prior year	464,943	-
Others	(6,108)	(15,334)
Change in valuation allowance	656,423	447,650
Utilization of previously unrecognized tax losses	(672,068)	-
Recognition of previously unrecognized deferred tax	(4,360,769)	-
(Income tax benefit) provision for income taxes	$(3,313,581)	$1,846,980

Upon agreement on the PRC tax position in respect of certain net operating loss and temporary differences with the local tax authority in 2014 and the Company considered it is probable that future taxable profit will be available against which the Company can utilize the benefits therefrom, the Company recognized deferred tax assets in respect of such position of approximately $4.4 million during the year ended December 31, 2014.

For the years ended December 31, 2014 and 2013, the change in valuation allowance is mainly arise from the tax benefit on net operating loss carry forward for USA operation.

The deferred tax assets for the USA operation as of December 31, 2014 and 2013 consists mainly of net operating loss carry-forwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future. Components of deferred tax assets in the USA were as follows:

	December 31,	December 31,
	2014	2013

USA Tax benefit on net operating loss carry forward	$2,970,167	2,313,744
Valuation allowance	(2,970,167)	(2,313,744)
Deferred tax asset - USA	$-	$-

As of December 31, 2014 and 2013, the Company had federal and state net operating loss carry-forwards of $8.7 million and $6.8 million available to offset future taxable income in the USA respectively. The net operating loss carry-forwards will expire, if unused, in varying amounts through the year ending December 31, 2034.

The Company’s subsidiaries and VIE were incorporated in the PRC and are governed by the Income Tax Law of the PRC and various local income tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).  Components of deferred tax assets in the PRC were as follows:

	December 31,	December 31,
	2014	2013

PRC Tax benefit on net operating loss carry forward	$2,992,715	$731,782
Tax effect of temporary differences due to
Depreciation, amortization and impairment of long-term assets	2,169,318	842,711
Provision of bad debts	655,168	613,527
Provision of commission expense	655,351	485,132
Others	592,971	214,342
Valuation allowance	-	(98,319)
Deferred tax asset - PRC	$7,065,523	$2,789,175

As of December 31, 2014, the Company had net operating loss carry-forward of approximately $12 million (RMB 73.5 million) available to offset future taxable income in the PRC. The net operating loss carry-forward of $11.5 million and $0.5 million will expire, if unused, in the years ending December 31, 2017 and 2018 respectively.

A valuation allowance against deferred tax assets of $7.1 million as of December 31, 2014 is not considered necessary because it is more likely than not the deferred tax asset will be fully realized.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2014 and 2013, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2014 and 2013, the Company’s VIE had allocated approximately $7.4 million and $7.1 million, respectively, to these non-distributable reserve funds.

Note 9 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of December 31, 2014 and 2013 were as follows:

	December 31,	December 31,
	2014	2013

Accumulated other comprehensive income, beginning of period	$6,600,454	$4,528,868
Change in cumulative translation adjustment	(208,456)	2,071,586
Accumulated other comprehensive income, end of period	$6,391,998	$6,600,454

Note 10 - COMMITMENTS

The following table illustrates the Company’s capital payment commitments as at December 31, 2014 and 2013:  ($,000,000)

	Total capital payment commitment	December 31, 2014	December 31, 2013
a) Three agreements with certain research institutes to conduct clinical trials for two new and one existing drugs.	$2.2	$0.8	$0.8
b) In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $13.4 million (RMB 82 million) in cash.	13.4	8.5	-
c) In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $9.1 million (RMB 56 million), consisting of approximately $4.9 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.3 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.	9.1	5.3	5.3
Total capital payment commitment		$14.6	$6.1

Note 11 - SEGMENT INFORMATION

For the years ended December 31, 2014 and 2013, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 12 - RISKS CONCENTRATION

The following tables illustrates the Company’s risks concentration:

Sales and accounts receivable risks concentration
	Percentage of total sales during the		Percentage of total accounts receivable as at
Customer	year ended December 31,		December 31, 2014	December 31, 2013
	2014	2013

A	19%	17%	12%	17%
B	30%	17%	53%	32%
Total risks concentration	49%	34%	65%	49%

Purchase and accounts payable risks concentration
	Percentage of total purchase during the		Percentage of total accounts payable as at
Vendor	year ended December 31,		December 31, 2014	December 31, 2013
	2014	2013

C	29%	20%	0%	87%
D	22%	15%	0%	0%
E	10%	10%	0%	0%
F	7%	3%	0%	0%
Total risks concentration	68%	48%	0%	87%

Note 13 - SUBSEQUENT EVENTS

No significant event occurred from December 31, 2014 to the date these consolidated financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company’s consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Resignation of Clement C.W. Chan & Co.

On October 19, 2014, Clement C.W. Chan & Co. tendered its resignation as Biostar Pharmaceuticals, Inc.’s independent registered public accounting firm (“Clement”) effective as of November 15, 2014, following the Company’s filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014. Clement’s resignation as the Company’s independent auditors followed the Company’s determination to engage another independent auditing firm. The foregoing determination by the Company was made upon approval and recommendation of the Audit Committee of the Board. Clement reported on the Company’s financial statements for the years ended as of December 31, 2013 and 2012, respectively. The Clement reports on the Company’s financial statements for such fiscal periods as of December 31, 2013 and 2012, respectively, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles except that the Clement report on the Company’s financial statements for the fiscal year ended December 31, 2012 contained a going concern qualification, noting that there was uncertainty whether the Company was able to continue as a going concern as it depended on (1) whether the Company was able to re-establish customer confidence and to generate sales to a sustainable level and (2) the Company’s ability to collect outstanding accounts receivables.  During the Company’s two most recent fiscal years ended December 31, 2013 and the interim period through the effective date of Clement’s resignation, (i) there were no disagreements with Clement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Clement’s satisfaction, would have caused Clement to make reference to the subject matter of such disagreements in its reports on the Company’s consolidated financial statements for such year, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Clement’s letter to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2014.

Engagement of Mazars CPA Limited

On October 19, 2014, the engagement of Mazars CPA Limited (“Mazars”), located at 42nd Floor, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong, as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for the year ending December 31, 2014 was reviewed, recommended and approved by the Audit Committee effective as of November 15, 2014. As previously reported, on January 8, 2013, Mazars tendered its resignation as the Company’s then independent registered public accounting firm following the Company’s inability to negotiate lower fees for Mazars’ services and the Company’s decision to engage another independent registered public accounting firm. During its engagement, Mazars reported on the Company’s financial statements for the years ended December 31, 2011 and 2010, respectively. The Mazars reports on the Company’s financial statements for such fiscal periods as of December 31, 2011 and 2010, respectively, and for the fiscal years ended December 31, 2011 and 2010, respectively, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Also, during the Company’s fiscal years ended December 31, 2012 and 2011, respectively, and the interim period through the effective date of Mazars’ resignation, (i) there were no disagreements with Mazars on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Mazars’ satisfaction, would have caused Mazars to make reference to the subject matter of such disagreements in its reports on the Company’s consolidated financial statements for such year, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment the Company’s management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria. This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter of 2014 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers as of March 25, 2015.

Name	Position	Age	Date of Appointment
Ronghua Wang	Chairman, Chief Executive Officer	59	November 1, 2007
Qinghua Liu	Interim Chief Financial Officer and Director	47	November 1, 2008
Leung King-fai	Independent Director (1)(4)	41	April 7, 2011
Haipeng Wu	Independent Director (1)(2)(3)	57	July 1, 2007
Zhongyang Shang	Independent Director (1)(2)(3)	63	December 30, 2009
Shuang Gong	Secretary of Board	47	April 1, 2008
Zhenghong Wang	Chief Operating Officer	34	March 26, 2012
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

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers. Our code of ethics is available on our website at http://www.biostarpharmaceuticals.com. Information on our corporate website is not a part of this Annual Report. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at No. 588 Shiji Avenue, Xianyang City, Shaanxi Province, People’s Republic of China 712046.

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

The Board has adopted a written charter for the Audit Committee. A copy of the Audit Committee charter is posted on our corporate website at http://www.biostarpharmaceuticals.com.

There have been no material changes to the procedures by which security holders may recommend nominees to the Board.

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

The Board has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee charter is posted on our corporate website at http://www.biostarpharmaceuticals.com.

Nominating Committee

We established our Nominating Committee in December 2009. The nominating committee consists of Haipeng Wu and Zhongyang Shang, each of whom is an independent director. Haipeng Wu is the chairman of the nominating committee. The nominating committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the nominating committee. A copy of the Nominating Committee charter is posted on our corporate website at http://www.biostarpharmaceuticals.com.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

This discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing all persons that served as principal executive officer at any time during the fiscal year as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2014 and 2013, the named executive officers consisted of Ronghua Wang (Chief Executive Officer (Principal Executive Officer)), Qinghua Liu (Interim Chief Financial Officer (Principal Financial Officer effective from December 18, 2012), and Zhenghong Wang (Chief Operating Officer).

Name/Office	Year	Salaries ($)	Bonus ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronghua Wang	2014	17,573	-	-	-	-	-	17,573
Chairman, CEO (1)	2013	17,435	-	-	-	-	-	17,435

Qinghua Liu	2014	11,292	-	-	-	-	-	11,292
Interim CFO (2)	2013	11,042	-	-	-	-	-	11,042

Zhenghong Wang	2014	-	-	-	-	-	-	-
COO (3)	2013	6,586	-	-	-	-	-	6,586

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
(4)           Represents the amortized value of the stock option award granted calculated in accordance with FASB ASC Topic 718. For the purposes of making the option calculation for 2012, the following assumptions were made: (a) weighted expected life (years) – 5.0; (b) volatility — 77.9% ; (c) dividend yield — 0; and (d) weighted discount rate — 0.86% for the 2012 year option grant.

Outstanding Equity Awards - 2014

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable*		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)*	Option Expiration Date
Zack Zibing Pan (2)	4/7/2011	23,333	(1)		5.91	4/6/2016
	4/20/2012	24,000	(2)		1.68	4/19/2017

(1)           The options vested on April 7, 2012.
(2)           The options are to be vested on April 20, 2013.

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

Director Compensation

The following table provides compensation information for our directors, except for Chairman Mr. Wang whose compensation was shown in ITEM 11, during the fiscal year ended December 31, 2014:

			No-Equity	Non-Qualified Deferred
		Stock	Incentive Plan	Compensation	All other
	Fees	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)
Qinghua Liu	11,292	-	-	-	-	11,292

Haipeng Wu	5,288	-	-	-	-	5,288

King-fai Leung	9,763	-	-	-	-	9,763

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

At the annual general shareholder meeting held on November 22, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan. The maximum number of shares that may be issued under the 2013 Plan is 1,150,000 shares of our common stock. All of our employees, officers, and directors, and consultants are eligible to be granted options or restricted stock awards under the 2013 Plan. The 2013 Plan is administered by the Board, which has all the power to administer the 2013 Plan according to its terms, including the power to grant awards, determine who may be granted awards and the types and amounts of awards to be granted, prescribe award agreements, and establish programs for granting awards. As of December 31, 2014, 1,150,000 shares of common stock have been issued under the 2013 plan.

At the annual general shareholder meeting held on December 3, 2014, the Company’s shareholders approved “Biostar Pharmaceuticals, Inc. 2014 Equity Incentive Plan” (hereinafter the “2014 Plan”). The maximum number of shares that may be issued under the 2011 Plan is 850,000 shares of our common stock. Under this Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The 2014 Plan is administered by the Compensation Committee of the Board (the “Committee”), which is comprised of directors who satisfy the “non-employee director” definition under Rule 16b-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and the “outside director” definition under Section 162(m) of the Code. The Committee may delegate to an officer of the Company its authority to grant awards to employees who are not subject to Section 16 of the Exchange Act or who are not “covered employees” under Section 162(m) of the Code (collectively, the "Specified Employees"). The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan to approve the eligible persons nominated by the management of the Company to be granted awards of common stock (“Awards”) or stock options, to determine the number of Awards or stock options to be granted to an eligible person; to determine the time or times at which or stock options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; to remove or adjust any restrictions and conditions upon Awards or Stock Options; to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of April 15, 2015, there were no shares of our common stock and / or options to purchase common stock available for future issuance under the 2014 plan.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)
Equity compensation plans approved by security holders
2009 Plan*	362,222	$8.22	-
2011 Plan	24,000	1.68	266,000
2012 Plan	-	-	-
2013 Plan	-	-	-
2014 Plan	-	-	1,500,000
Equity compensation plans not approved by security holders	-	-	-
TOTAL	386,222	$7.81	1,766,000

* The number of shares underlying the options and the exercise price have been adjusted retroactively to reflect the one-for-three reverse stock split.

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information regarding the beneficial ownership of our common stock, as of March 25 2015, by:

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

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Ronghua Wang (2)	3,062,325	19.76%
Liu Qinghua (3)	27,667	*
Haipeng Wu (3)	6,667	*
Zhenghong Wang (3)	6,667	*
Shuang Gong (3)	44,334	*
Leung King-fai (3)	6,667	*
Zhongyang Shang (3)	16,667	*
All directors and executive officers of the Company (seven persons)	3,170,994	20.25%
 ____________________
*Less than 1%.

(1)	Unless otherwise indicated, the address for each of beneficial owner is: No. 588 Shiji Xi Avenue, Xianyang City, Shaanxi province, PRC, 712046.
(2)	Includes 73,334 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(3)	Consists of shares of common stock issuable upon exercise of stock options there were granted on October 22, 2009.

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

Except as set forth in notes to the financial statements included in this Annual Report, during the 2013 and 2014 fiscal years, the Company has not been a participant in any transaction that is reportable under Item 404(d) of Regulation S-K. The Company knows of no proposed transaction in which it will be a participant that would be reportable under Item 404(d) of Regulation S-K.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 19, 2014, Clement C.W. Chan & Co. tendered its resignation as Biostar Pharmaceuticals, Inc.’s independent registered public accounting firm effective as of November 15, 2014. The foregoing determination by the Company was made upon approval and recommendation of the Audit Committee of the Board. On October 19, 2014, the engagement of Mazars CPA Limited (“Mazars”), located at 42nd Floor, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong, as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for the year ending December 31, 2014 was reviewed, recommended and approved by the Audit Committee effective as of November 15, 2014. The following table presents fees for professional services rendered by the Company’s prior and current independent registered public accounting firms for the fiscal years 2013 and 2014:

Services Performed	2014	2013
Audit Fees - statutory	$155,000	$150,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Total Fees	$155,000	$150,000

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

14.1	Code of Ethics (4)
21	List of subsidiaries *
23.1	Consent of Independent Registered Public Accounting Firm *
23.2	Consent of Independent Registered Public Accounting Firm *
23.3	Consent of Independent Registered Public Accounting Firm *
23.4	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: April 15, 2015	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: April 15, 2015	By:	/s/ Qinghua Liu
Qinghua Liu Interim Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2015	By:	/s/ Qinghua Liu
Qinghua Liu, Interim Chief Financial Officer and Director

Date: April 15, 2015	By:	/s/ Haipeng Wu
Haipeng Wu, Director

Date: April 15, 2015	By:	/s/ King-fai Leung
King-fai Leung, Director

Date: April 15, 2015	By:	/s/ Zhongyang Shang
Zhongyang Shang, Director