Form 10-Q
period 2015-03-31
Biostar Pharmaceuticals, Inc.
filed 2015-05-15
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: March 31, 2015
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

As of May 9, 2015, the Company had 15,476,113 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

BIOSTAR PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,709,391	$1,685,154
Accounts receivable, net	24,617,802	26,962,078
Inventories	395,511	673,989
Deposits and other receivables	3,699,290	4,471,992
Income tax recoverable	67,707	67,370
Loan receivables	9,821,414	9,772,464
Total Current Assets	41,311,115	43,633,047

Non-current Assets
Deposits	10,476,175	8,795,218
Deferred tax assets	7,581,878	7,065,523
Property and equipment, net	8,426,993	8,483,113
Intangible assets, net	12,994,318	13,270,330
Total Non-Current Assets	39,479,364	37,614,184

Total Assets	$80,790,479	$81,247,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts and other payables	$4,703,876	$5,001,086
Short-term bank loans	2,946,424	3,094,614
Value-added tax payable	190,705	432,885
Warrants liability	393,162	383,295
Total Current Liabilities	8,234,167	8,911,880

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,476,113 shares issued and outstanding as of March 31, 2015 and December 31, 2014	15,476	15,476
Additional paid-in capital	30,303,508	30,303,508
Statutory reserve	7,354,413	7,354,413
Retained earnings	28,109,852	28,269,956
Accumulated other comprehensive income	6,773,063	6,391,998
Total Stockholders' Equity	72,556,312	72,335,351

Total Liabilities and Stockholders' Equity	$80,790,479	$81,247,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME(LOSS)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Sales	$6,908,747	$13,181,164
Cost of sales	3,327,497	5,928,076
Gross profit	3,581,250	7,253,088

Operating expenses:
Advertising expenses	1,377,164	1,788,541
Selling expenses	1,299,717	1,934,722
General and administrative expenses	775,755	1,328,305
Impairment loss on accounts receivable	-	2,269,688
Research and development expenses	1,018,612	694,944
Total operating expenses	4,471,248	8,016,200

Loss from operations	(889,998)	(763,112)

Other income (expense)
Interest income	322,345	316,431
Interest expense	(61,455)	-
Additional compensation received for the disposal of land use rights	-	1,099,292
Fair value adjustment on warrants	(9,867)	-
Other expense	-	(46,700)
Total other income, net	251,023	1,369,023

(Loss) income before income taxes	(638,975)	605,911

(Income tax benefit) provision for income tax	(478,871)	299,241

Net (loss) income	$(160,104)	$306,670

Other comprehensive income (loss) - foreign currency translation adjustment	381,065	(533,979)

Comprehensive income (loss)	$220,961	$(227,309)

Net (loss) income per share
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Weighted average number of common shares outstanding
Basic	15,476,113	13,024,446
Diluted	15,476,113	13,030,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(160,104)	$306,670
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest income	(317,807)	(314,489)
Deferred tax benefit	(478,871)	(137,124)
Depreciation and amortization	487,437	736,124
Impairment loss on accounts receivable	-	2,269,688
Recognition of deferred research and development expenses	1,018,612	694,943
Stock-based compensation	-	99,550
Warrants liability	9,867	-
Changes in operating assets and liabilities:
Accounts receivable	2,468,538	(3,450,423)
Inventories	280,628	91,423
Deposits and other receivables	90,837	1,396,128
Accounts payable and accrued expenses	(320,825)	963,311
Value-added tax payable	(243,286)	104,737
Income tax payable/recoverable	-	343,723
Net cash provided by operating activities	2,835,026	3,104,261

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit paid for intended acquisition	(1,629,779)	-
Purchase of property, plant and equipment	(30,646)	(1,957)
Net cash used in investing activities	(1,660,425)	(1,957)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a related party	-	107,692
Repayment of short-term bank loans	(162,978)	-
Proceeds from stock issuance and warrants	-	3,862,533
Net cash (used in) provided by financing activities	(162,978)	3,970,225

Effect of exchange rate changes on cash and cash equivalents	12,614	(20,043)

Net increase in cash and cash equivalents	1,024,237	7,052,486

Cash and cash equivalents, beginning balance	1,685,154	80,072
Cash and cash equivalents, ending balance	$2,709,391	$7,132,558

SUPPLEMENTAL DISCLOSURES:
Interest received	$4,538	$1,943
Interest paid	$(61,455)	$-
Income tax paid	$-	$(92,641)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – ORGANIZATION AND NATURE OF OPERATIONS

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

The Agreements dated July 9, 2010 were merely replacements of the Agreements dated November 1, 2007 and therefore, there was no significant change in the contractual terms between the Agreements dated July 9, 2010 and November 1, 2007. The then existing registered owners of Aoxing Pharmaceutical, Shaanxi Biostar and Biostar had mutually agreed that no consideration would be paid / payable upon the execution of the Agreements on July 9, 2010. The interest of Biostar in Aoxing Pharmaceutical was not and would not be affected by the replacement for the Agreements.

Following to the change in registered owners of Aoxing Pharmaceutical on May 24, 2013, a set of new Agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical on May 24, 2013.

The Agreements dated May 24, 2013 are merely replacements of the Agreements dated July 9, 2010 and therefore, there is no significant change in the contractual terms between the Agreements dated May 24, 2013, July 9, 2010 and November 1, 2007. The existing registered owners of Aoxing Pharmaceutical, Shaanxi Biostar and Biostar had mutually agreed that no consideration would be paid / payable upon the execution of the Agreements on May 23, 2013. The interest of Biostar in Aoxing Pharmaceutical was not and would not be affected by the replacement for the Agreements.

Following to the change in registered owners of Aoxing Pharmaceutical on October 29, 2014, a set of new Agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical on October 29, 2014.

The Agreements dated October 29, 2014 are merely replacements of the Agreements dated May 24, 2013 and therefore, there is no significant change in the contractual terms between the Agreements dated October 29, 2014, May 24, 2013, July 9, 2010 and November 1, 2007. The existing registered owners of Aoxing Pharmaceutical, Shaanxi Biostar and Biostar had mutually agreed that no consideration would be paid / payable upon the execution of the Agreements on October 29, 2014. The interest of Biostar in Aoxing Pharmaceutical was not and would not be affected by the replacement for the Agreements.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiary and variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in those condensed consolidated financial statements. The Company has adopted ASC 810, Consolidation which requires a VIE to be consolidated by a company if that company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and either (1) the obligation to absorb losses of the VIE or (2) the right to receive benefits from the VIE”.

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

Unaudited Interim Financial Information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

The consolidated balance sheets and certain comparative information as of December 31, 2014 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2014 (“2014 Annual Financial Statements”), included in the Company’s 2014 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2014 Annual Financial Statements.

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operations in the PRC use the Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary and VIEs are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations.  For the period ended March 31, 2015 and 2014, the Company recognized foreign translation under other comprehensive income (loss) adjustment of a gain for $381,065 and loss for 533,979, respectively.

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

The Company applies the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, loan receivables and short-term bank loans, the carrying amounts approximate fair value due to their relatively short maturities. The three levels of valuation hierarchy are defined as follows:

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

The following tables present the estimated fair value of the following financial assets and liabilities of the Company:

At March 31, 2015:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$2,709,391	$-	$-	$2,709,391
Loan receivables	-	-	9,821,414	9,821,414
	$2,709,391	$-	$9,821,414	$12,530,805

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,946,424	$2,946,424

Carried at fair value:
Warrants liability	-	-	393,162	393,162
	$-	$-	$3,339,586	$3,339,586

At December 31, 2014:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$1,685,154	$-	$-	$1,685,154
Loan receivables	-	-	9,772,464	9,772,464
	$1,685,154	$-	$9,772,464	$11,457,618

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$3,094,614	$3,094,614

Carried at fair value:
Warrants liability	-	-	383,295	383,295
	$-	$-	$3,477,909	$3,477,909

Warrants Liability
Value at December 31, 2014	$383,295
Fair value adjustment of warrants during the three months end March 31, 2015	9,867
Value at March 31, 2015	$393,162

At March 31, 2015, the fair value of the warrants liability, which are recognized as level 3 financial instruments, were calculated using the binomial model that included the following inputs: stock price of the underlying asset of $1.22, an exercise price of $3.23, expected volatility of 100.42%, risk free rate of 0.89% and time to expiration of 3 years. The change in fair value was recognized on the Company’s statement of operations during the three months ended March 31, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  As of March 31, 2015 and December 31, 2014, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

As of March 31, 2015 and December 31, 2014, the bad debt allowance was approximately $2.4 million.

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	March 31,	December 31,
	2015	2014

Raw materials	$231,874	$380,529
Work in process	62,735	143,475
Finished goods	100,902	132,491
Goods in transit	-	17,494
	$395,511	$673,989

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	March 31,	December 31,
	2015	2014

Buildings	$3,672,155	$3,651,647
Building improvements	5,938,753	5,895,382
Machinery & equipment	1,250,948	1,224,229
Furniture & fixtures	69,931	68,853
Vehicle	120,225	119,553
Construction in progress	519,862	516,959
	$11,571,874	$11,476,623
Less: Accumulated depreciation	(3,144,881)	(2,993,510)
	$8,426,993	$8,483,113

As set out in Note 5, buildings with carrying value of approximately $1.4 million as of March 31, 2015 and December 31, 2014 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. The Company’s land use rights will expire between 2053 and 2056. The Company’s proprietary technologies include land use rights and drug approvals and permits. All of the Company’s intangible assets are subject to amortization with estimated useful lives of:

Land use rights	50 years
Proprietary technologies	10 years

 The components of finite-lived intangible assets are as follows:

	March 31,	December 31,
	2015	2014

Land use rights	$3,542,418	$3,521,705
Proprietary technologies	19,118,445	19,006,655
	22,660,863	22,528,360
Less: Accumulated amortization and impairment	(9,666,545)	(9,258,030)
	$12,994,318	$13,270,330

The estimated future amortization expenses related to intangible assets as of March 31, 2015 are as follows:

Years Ending December 31,
2015	$954,987
2016	1,244,068
2017	1,244,068
2018	1,244,068
2019	1,244,068
Thereafter	7,063,059

As set out in Note 5, land use right with carrying value of approximately $2.2 million as of March 31, 2015 and December 31, 2014 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

Share warrants

In accordance with ASC815, Derivatives and Hedging, share warrants with term of down-round provision are initially recognized at fair value at grant date as a derivative liability. At each reporting period date, the fair value of the share warrants will be re-measured and the fair value change will be reported as gain/loss in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Revenue reported is net of value added tax and sales discounts.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers”, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfil a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The adoption of ASC 2014-9 is not expected to have a material effect on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, “Consolidation” (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company's financial statement presentation or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for the Company retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on the Company’s Consolidated Statements of Financial Condition.

As of March 31, 2015, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	March 31,	December 31,
	2015	2014
Current portion
a) Deposits paid for research and development of new medicine	$3,069,192	$4,071,860
b) Prepaid sale commission	275,332	348,745
c) Loan interest income receivables	319,196	-
d) Other receivables and prepaid expenses	35,570	51,387
Deposits and other receivables	$3,699,290	$4,471,992

Non-current portion
e) Deposits paid for intended acquisition of a health product material supplier	$6,547,609	$4,886,232
f) Deposits paid for intended acquisition of a health product manufacturer	3,928,566	3,908,986
Deposits	$10,476,175	$8,795,218

a.
Deposits paid for research and development represents progress payment for the development of a new drug, less amounts recognized as research and development expense.  In December 2010, the Company entered into an agreement with a research institution to jointly develop a new drug for treatment of cardiovascular disease.

In year 2014, the Company paid approximately $4.0 million as further prepaid research fee for the testing process of the new drug which to be performed in year 2015 by the research institution. As of March 31, 2015, the amount of approximately $1.0 million bought forward from year 2014 had been recognized as research and development expense under straight-line basis.

b.	The amount represents prepayment of sale commission expense to a distributor which will be used for the deduction of future sale commission payment.

e.
In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $13.4 million (RMB82 million) in cash. The deposit is fully refundable if certain conditions set out in the letter of intent are not met. The remaining balance of $6.9 million is expected to be paid by December 31, 2015.

f.
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

During the three months ended March 31, 2015 and 2014, the Company recognized approximately $0.3 million as interest income. The loan is accounted for at cost and is evaluated periodically for impairment.

The Company considered that the credit risk of the loan receivable is low as the borrower is a creditworthiness company in the local community and the Company received the interest from the borrower on quarterly basis without default payment.

Note 5 - SHORT-TERM BANK LOANS

Short-term bank loans consisted of the followings:

		Balance as at
Inception date	Details	March 31, 2015	December 31, 2014

May 26, 2014	RMB 20,000,000, one year term loan, annual interest rate at 7.80%. Repaid RMB 1,000,000 and RMB 2,000,000 as of December 31, 2014 and March 31, 2015 respectively.	$2,946,424	$3,094,614

The loan is secured by (i) personal guarantee executed by a major shareholder of the Company; (ii) pledge of the Company’s buildings and land use right with carrying amount of approximately $3.6 million as of March 31, 2015 and December 31, 2014 (Note 2); and the guarantee executed by Shaanxi Biostar. The loan will become due on May 26, 2015.

Note 6 – STOCKHOLDERS’ EQUITY

(a) Common stock

As of March 31, 2015 and December 31, 2014, the Company has 100,000,000 shares of common stock authorized, 15,476,113 shares issued and outstanding at par value of $0.001 per share.

For the three months ended March 31, 2014, the Company issued 1,650,000 shares to selected investors through placement agent at $2.49 per share less financing costs to raise $3,862,533.

(b) Warrants

On March 13, 2014, in connection with the shares placement as detailed in Note 6 (a), the Company issued warrants to purchase an aggregate of 660,000 shares of common stock with a per share exercise price of $3.23. Additionally, the Company issued warrants to the placement agents to purchase 99,000 shares of common stock in the aggregate on the same terms as the warrants sold in the placement. The warrants are exercisable immediately as of the date of issuance and expiring three years from the date of issuance.

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date. Accordingly, an amount $960,894, representing the full fair value of the warrants was recognized. As of March 31, 2015, the carrying amount of the warrant was $393,162, being its fair value.

As of March 31, 2015 and December 31, 2014, the Company has 759,000 warrants outstanding, with weighted average exercise price of $3.23.

The following table summarizes the Company’s outstanding warrants as of March 31, 2015 and December 31, 2014.

		Outstanding as at,
Expiry date	Exercise Price	March 31, 2015	December 31, 2014
March 12, 2017	3.23	759,000	759,000

The Company’s recurring fair value measurements at March 31, 2015 were as follows:

	Fair Value as of March 31, 2015	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring March 2017	$393,162	$393,162

The Company determined the fair value of the warrant liability using the Binomial Model. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of the Company’s stock price.

(c) Stock Options

The following tables summarize activities for the Company’s options for the three months ended March 31, 2015.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2014	64,000	4.97	1.54
Balance, March 31, 2015	64,000	4.97	1.29

Vested and exercisable as at March 31, 2015	64,000	4.97	1.29

As of March 31, 2015, there was no unrecognized compensation cost related to outstanding stock options, and the intrinsic value was close to zero because the exercise price was out-of-the-money.

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the three months ended March 31, 2015 and 2014, and has recorded income tax (benefits)/provision for the periods.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the three months ended March 31, 2015 and 2014, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2015 and December 31, 2014, the Company’s VIE had allocated approximately $7.4 million and $7.4 million, respectively, to these non-distributable reserve funds.

Note 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2015	2014

Basic earnings per share:
Numerator:
Net (loss) income used in computing basic earnings per share	$(160,104)	$306,670

Denominator:
Weighted average common shares outstanding	15,476,113	13,024,446
Basic earnings per share	$(0.01)	$0.02

Diluted earnings per share:
Numerator:
Net (loss) income used in computing diluted earnings per share	$(160,104)	$306,670

Denominator:
Weighted average common shares outstanding	15,476,113	13,024,446
Weighted average effect of dilutive securities:
Stock warrants and options	-	6,197
Shares used in computing diluted earnings per share	15,476,113	13,030,643
Diluted earnings per share	$(0.01)	$0.02

Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Note 10 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014

Accumulated other comprehensive income, beginning of period	$6,391,998	$6,600,454
Change in cumulative translation adjustment	381,065	(208,456)
Accumulated other comprehensive income, end of period	$6,773,063	$6,391,998

Note 11 - COMMITMENTS

	Total capital payment commitment	March 31, 2015	December 31, 2014
a) Three agreements with certain research institutes to conduct clinical trials for two new and one existing drugs.	$2.2	$0.8	$0.8
b) In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $13.4 million (RMB 82 million) in cash.	13.4	6.9	8.5
c) In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $9.1 million (RMB 56 million), consisting of approximately $4.9 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.3 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.	9.1	5.3	5.3
Total capital payment commitment		$13.0	$14.6

Note 12- RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014, the Company obtained an advance of $107,692 from a director, who is also an officer of the Company. The advance was unsecured, non-interest bearing and payable upon demand.

Note 13-SEGMENT INFORMATION

For the three months ended March 31, 2015 and 2014, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 14–RISKS CONCENTRATION

For the three months ended March 31, 2015, two customers accounted for 43% of the Company’s total revenue. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

The following table illustrates the Company’s risks concentration:

Sales risks concentration
	Percentage of total sales during the
Customer	Three Months Ended March 31,
	2015	2014

A	31%	30%
B	12%	16%
Total risks concentration	43%	46%

Note 15– SUBSEQUENT EVENTS

No significant event occurred from March 31, 2015 to the date these consolidated financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company’s consolidated financial statements.

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

You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operation’s and Risk Factors” contained in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2014.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

Since 2013, we broaden our portfolio of services by providing subcontracted prescription drug manufacturing services to a hospital.  During the three months ended March 31, 2015 and 2014, the Company recognized revenue for these subcontracted services to the hospital in the amount of $2.2 million.

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

Results of Operations

Net Sales

	Three Months Ended March 31,				%
	2015		2014		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$3,274,385	47.4%	$5,077,309	38.6%	(35.5%)
Other Aoxing Pharmaceutical products	1,008,346	14.6%	2,971,494	22.6%	(66.1%)
Sub-total	4,282,731	62.0%	8,048,803	61.2%	(46.8%)

Shaanxi Weinan Products	426,395	6.2%	2,958,694	22.4%	(85.6%)

Hospital products	2,199,621	31.8%	2,173,667	16.4%	1.2%

Total sales	$6,908,747	100.0%	$13,181,164	100.0%	(47.6%)

For the three months ended March 31, 2015, total net sales decreased by approximately $6.3 million or 47.6% as compared to the same period in 2014.  For Aoxing Pharmaceutical Products, the decrease is mainly attributable to the temporary reduction in capacity from the maintenance of one of the Company’s main production line in March 2015.

For Shaanxi Weinan Products, there are three good manufacturing practices (“GMP”) certificates that have expired; the Company is currently applying for renewal of such certificates. The Company has temporarily postponed production of these products until the GMP certificates renewals have been granted.

Cost of sales

	Three Months Ended March 31,				%
	2015		2014		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$562,385	16.9%	$824,112	13.9%	(31.8%)
Other Aoxing Pharmaceutical products	766,896	23.0%	2,104,038	35.5%	(63.6%)
Sub-total	1,329,281	39.9%	2,928,150	49.4%	(54.6%)

Shaanxi Weinan Products	267,330	8.1%	1,427,468	24.1%	(81.3%)

Hospital products	1,730,886	52.0%	1,572,458	26.5%	10.1%

Total cost of sales	$3,327,497	100%	$5,928,076	100.0%	(43.9%)

For the three months ended March 31, 2015, cost of sales decreased by approximately $2.6 million or 43.9%, as compared to the same period in 2014.  This decrease is mainly due to the one month long reduction in production and sales volume related to the repair and maintenance effort as discussed in “Net Sales” above.

The percentage decrease in the cost of sales was less than the percentage decrease in net sales which was mainly due to the fixed costs, such as depreciation, that are allocated to cost of sales.

Gross Profit

	Three Months Ended March 31,
	2015		2014
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$2,712,000	82.8%	$4,253,197	83.8%
Other Aoxing Pharmaceutical products	241,450	23.9%	867,456	29.2%
Sub-total	2,953,450	69.0%	5,120,653	63.6%

Shaanxi Weinan Products	159,065	37.3%	1,531,226	51.8%

Hospital products	468,735	21.3%	601,209	27.7%

Total gross profit	$3,581,250	51.8%	$7,253,088	55.0%

Gross profit decreased by approximately $3.7 million or 50.6% for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease in gross profit was due primarily to the decrease in sales volume.

The overall gross profit margin decreased in the first quarter of 2015 compared to the same period of last year is mainly due to because the decrease in sales volume and fixed production costs is allocated to cost of sales.

Operating Expenses

	Three months ended March 31,
	2015		2014
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$1,377,164	20.0%	$1,788,541	13.6%	(23.0%)
Selling expenses	1,299,717	18.8%	1,934,722	14.7%	(32.8%)
General and administrative expenses	775,755	11.2%	1,328,305	10.1%	(41.6%)
Impairment loss on accounts receivable	-	-	2,269,688	17.2%	(100.0%)
Research and development expenses	1,018,612	14.7%	694,944	5.3%	46.6%
Total operating expenses	$4,471,248	64.7%	$8,016,200	60.8%	(44.2%)

Total operating expenses decreased by approximately $3.5 million or 44.2% for the three months ended March 31, 2015, as compared to the same period last year.  For the three months ended March 31, 2014, the Company recognized impairment loss on accounts receivable for approximately $2.3 million; this impairment loss did not re-occur in the three months ended March 31, 2015, which significantly contributed to the decrease in operating expenses.

Advertising expenses accounted for 20.0% and 13.6% of total net sales for the three months ended March 31, 2015 and 2014, respectively.  The Company reduced its advertising spending as a result of its planned maintenance of the production line that resulted in lower sales for the quarter.

Selling expenses consist mostly of salesman salaries, commission and other selling expenses.  Overall decrease was approximately $0.6 million or 32.8%.  The Company’s accrued selling expenses are correlated with the Company’s sales; accordingly, with the reduced sales as function of the maintenance of the production line, the Company’s selling expenses decreased as well.

 General and administrative expenses consist of salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  During the three months ended March 31, 2015 and 2014, general and administrative expenses decreased by $0.6 million or 41.6% mainly due to decrease in stock based compensation.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones.  We incurred approximately $1.0 million and $0.7 million in research and development expenses for the three months ended March 31, 2015 and 2014, respectively.

Provision for Income Taxes

For the three months ended March 31, 2015 and 2014, our deferred tax benefit and income tax expense was approximately $0.5 million and $0.3 million, respectively. We are subject to the uniform corporate income tax rate of 25% in China. The calculation of effective tax rate includes the operating results of all our subsidiaries and the U.S. parent company.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of approximately $2.7 million and net working capital of approximately $33.1 million. As of March 31, 2015, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

Net cash provided by operating activities for the three months ended March 31, 2015 was approximately $2.8 million. The Company’s increase in operating cash flows was primarily attributable to successful collections of accounts receivables and the reduction in the Company’s inventory resulting in inflows of $2.5 million and $0.3 million, respectively.  The increases in operating cash flows were partially offset by reduction in accounts payable and VAT payable resulting in outflows of $0.3 million and $0.2 million, respectively.

Net cash used in investing activities for the three months ended March 31, 2015 was approximately $1.7 million, attributable to a deposit for an intended acquisition in the amount of $1.6 million.

Net cash used in financing activities for the three months ended March 31, 2015 was approximately $0.2 million which was the result of the Company’s repayment of short term bank borrowings.

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

The following are steps the Company takes in collecting accounts receivable:

Step 1: After the payment term has been exceeded, the Company stops taking orders from the delinquent customer and allows the responsible sales person three to six months to collect the accounts receivable. Most of the accounts receivable will be collected in this step because the sales person’s compensation is tied to sales receipts. The Company typically offers is 90 to 120 days credit terms to its customers.

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

Research and Development

The remuneration of the Company’s research and development staff, materials used in internal research and development activities, and payments made to third parties in connection with collaborative research and development arrangements, are all expensed as incurred.  Where the Company makes a payment to a third party to acquire the right to use a product formula which has received regulatory approval, that payment is accounted for as the acquisition of a license or patent and is capitalized as an intangible asset and amortized over the shorter of the remaining license period or patent life.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2015:

	Payments due by period ($ million)
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development contracts	0.8	0.8	-	-	-

Payment for intended acquisition of a health product material supplier	6.9	6.9	-	-	-

Short-term bank loans	2.9	2.9	-	-	-

Payment for intended acquisition of a health product manufacturer	5.3	5.3	-	-	-

Total contractual obligations	$15.9	$15.9	$-	-	-

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2015, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: May 15, 2015	By:	/s/ Ronghua Wang
Ronghua Wang, Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Qinghua Liu
Qinghua Liu, Interim Chief Financial Officer (Principal Financial and Accounting Officer)