Form 10-Q
period 2015-06-30
Biostar Pharmaceuticals, Inc.
filed 2015-08-19
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: June 30, 2015
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

As of August 18, 2015, the Company had 15,476,113 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

BIOSTAR PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$313,320	$1,685,154
Accounts receivable, net	28,931,939	26,962,078
Inventories	517,857	673,989
Deposits and other receivables	2,978,567	4,471,992
Income tax recoverable	67,933	67,370
Loan receivables	9,854,158	9,772,464
Total Current Assets	42,663,774	43,633,047

Non-current Assets
Deposits	10,511,102	8,795,218
Deferred tax assets	7,775,117	7,065,523
Property and equipment, net	8,310,684	8,483,113
Intangible assets, net	12,690,199	13,270,330
Total Non-Current Assets	39,287,102	37,614,184

Total Assets	$81,950,876	$81,247,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts and other payables	$5,778,304	$5,001,086
Short-term bank loans	2,931,612	3,094,614
Value-added tax payable	594,314	432,885
Warrants liability	302,841	383,295
Total Current Liabilities	9,607,071	8,911,880

Commitment and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,476,113 shares issued and outstanding as of June 30, 2015 and December 31, 2014	15,476	15,476
Additional paid-in capital	30,303,508	30,303,508
Statutory reserve	7,354,413	7,354,413
Retained earnings	27,617,425	28,269,956
Accumulated other comprehensive income	7,052,983	6,391,998
Total Stockholders’ Equity	72,343,805	72,335,351

Total Liabilities and Stockholders’ Equity	$81,950,876	$81,247,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Sales, net	$14,176,234	$19,198,854	$21,084,981	$32,380,018
Cost of sales	8,237,555	9,931,316	11,565,052	15,859,392
Gross profit	5,938,679	9,267,538	9,519,929	16,520,626

Operating expenses:
Advertising expenses	2,491,577	2,318,826	3,868,741	4,107,367
Selling expenses	2,310,314	2,537,288	3,610,031	4,472,010
General and administrative expenses	1,183,795	1,690,465	1,959,550	3,018,770
Impairment loss on accounts receivable	-	1,576,123	-	3,845,811
Research and development expenses	1,026,177	689,488	2,044,789	1,384,432
Total operating expenses	7,011,863	8,812,190	11,483,111	16,828,390

(Loss) Income from operations	(1,073,184)	455,348	(1,963,182)	(307,764)

Other income (expense)
Interest income	320,680	334,467	643,025	650,898
Interest expense	(1,396)	-	(62,851)	-
Fair value adjustment on warrants	90,321	393,162	80,454	393,162
Additional compensation received for the disposal of land use rights	-	-	-	1,099,292
Other income (expense)	2,080	(4,132)	2,080	(50,832)
	411,685	723,497	662,708	2,092,520

(Loss) Income before income taxes	(661,499)	1,178,845	(1,300,474)	1,784,756

Provision for income tax (recovery)	(169,072)	(466,649)	(647,943)	(167,408)

Net (loss) income	$(492,427)	$1,645,494	$(652,531)	$1,952,164

Foreign currency translation adjustment	279,920	98,949	660,985	(435,030)

Comprehensive (loss) income	$(212,507)	$1,744,443	$8,454	$1,517,134

Net (loss) income per share
Basic	$(0.03)	$0.11	$(0.04)	$0.14
Diluted	(0.03)	0.11	(0.04)	0.14

Weighted average number of common shares outstanding
Basic	15,476,113	14,326,113	15,476,113	13,678,875
Diluted	15,476,113	14,326,113	15,476,113	13,681,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(652,531)	$1,952,164
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest income	(318,987)	-
Deferred tax benefit	(647,943)	(741,402)
Depreciation and amortization	977,876	1,591,581
Impairment loss on accounts receivable	-	3,845,811
Loss on disposal	-	3,277
Recognition of deferred research and development expenses	1,022,395	1,384,433
Stock-based compensation	-	199,100
Warrant liability	(80,454)	(393,162)
Provision for sales discounts	1,149,652	-

Changes in operating assets and liabilities:
Accounts receivable	(2,882,616)	(9,059,901)
Inventories	161,123	155,118
Deposits and other receivables	821,318	916,527
Accounts payable and accrued expenses	732,542	1,075,535
Value-added tax payable	157,183	199,615
Income tax payable/recoverable	-	(92,119)
Net cash provided by operating activities	439,558	1,036,577

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
Deposit payment for intended acquisition	(1,635,831)	-
Purchase of property, plant and equipment	(30,760)	(479,792)
Sales proceeds of property, plant and equipment	-	2,932
Settlement of outstanding receivable from the disposal of land use rights	-	1,562,749
Net cash (used in) provided by investing activities	(1,666,591)	1,085,889

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
(Repayment) Proceeds of bank loans	(188,121)	3,257,488
Advance from a related party	-	33,944
Proceeds from stock issuance and warrants	-	3,862,533
Net cash (used in) provided by financing activities	(188,121)	7,153,965

Effect of exchange rate changes on cash and cash equivalents	43,320	(15,399)

Net (decrease) increase in cash and cash equivalents	(1,371,834)	9,261,032

Cash and cash equivalents, beginning balance	1,685,154	80,072
Cash and cash equivalents, ending balance	$313,320	$9,341,104

SUPPLEMENTAL DISCLOSURES:
Interest received	$5,015	$-
Interest (payments)	$(59,867)	$-
Income tax (payments)	$-	$(526,770)

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operations in the PRC use the Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary and VIEs are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations.  For the period ended June 30, 2015 and 2014, the Company recognized foreign translation under other comprehensive income (loss) adjustment of a gain for $660,985 and loss for $435,030, respectively.

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

The following tables present the estimated fair value of the following financial assets and liabilities of the Company:

As of June 30, 2015:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$313,320	$-	$-	$313,320
Loan receivables	-	-	9,854,158	9,854,158
	$313,320	$-	$9,854,158	$10,167,478

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,931,612	$2,931,612

Carried at fair value:
Warrants liability	-	-	302,841	302,841
	$-	$-	$3,234,453	$3,234,453

As of December 31, 2014:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$1,685,154	$-	$-	$1,685,154
Loan receivables	-	-	9,772,464	9,772,464
	$1,685,154	$-	$9,772,464	$11,457,618

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$3,094,614	$3,094,614

Carried at fair value:
Warrants liability	-	-	383,295	383,295
	$-	$-	$3,477,909	$3,477,909

Warrants Liability
Value at December 31, 2014	$383,295
Fair value adjustment of warrants during the three months end June 30, 2015	(80,454)
Value at June 30, 2015	$302,841

At June 30, 2015, the fair value of the warrants liability, which are recognized as level 3 financial instruments, were calculated using the binomial model that included the following inputs: stock price of the underlying asset of $1.04, an exercise price of $3.23, expected volatility of 99.01%, risk free rate of 1.01% and time to expiration of 3 years. The change in fair value was recognized on the Company’s statement of operations during the six months ended June 30, 2015.

In accordance to ASC-820-1-50-2(g), the Company has performed a sensitivity analysis of the outstanding warrants of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the binomial model that vary overtime, namely, the volatility and the risk free rate. A 5.0% decrease in volatility would decrease the value of the warrants to $276,189; a 5.0% increase in volatility would increase the value of the warrants to $328,647. A 5.0% decrease in the risk free rate would have not affected the price of the warrants, while a 5.0% increase the risk free rate would have increased the value of the warrants to $303,600.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  As of June 30, 2015 and December 31, 2014, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

As of June 30, 2015 and December 31, 2014, the bad debt allowance was approximately $2.4 million.

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	June 30,	December 31,
	2015	2014

Raw materials	$246,990	$380,529
Work in process	78,241	143,475
Finished goods	192,626	132,491
Goods in transit	-	17,494
	$517,857	$673,989

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	June 30,	December 31,
	2015	2014

Buildings	$3,685,693	$3,651,647
Building improvements	5,960,649	5,895,382
Machinery & equipment	1,255,560	1,224,229
Furniture & fixtures	70,189	68,853
Vehicle	120,668	119,553
Construction in progress	522,345	516,959
	$11,615,104	$11,476,623
Less: Accumulated depreciation	(3,304,420)	(2,993,510)
	$8,310,684	$8,483,113

As set out in Note 5, buildings with carrying value of approximately $1.4 million as of June 30, 2015 and December 31, 2014 were pledged to a local bank in the PRC as part of security for short term bank loan facilities granted to the Company.

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

Land use rights	50 years
Proprietary technologies	10 years

 The components of finite-lived intangible assets are as follows:

	June 30,	December 31,
	2015	2014

Land use rights	$3,556,403	$3,521,705
Proprietary technologies	19,193,920	19,006,655
	22,750,323	22,528,360
Less: Accumulated amortization and impairment	(10,060,124)	(9,258,030)
	$12,690,199	$13,270,330

The estimated future amortization expenses related to intangible assets as of June 30, 2015 are as follows:

Years Ending December 31,
2015	$646,117
2016	1,248,216
2017	1,248,216
2018	1,248,216
2019	1,248,216
Thereafter	7,051,218

As set out in Note 5, land use right with carrying value of approximately $2.2 million as of June 30, 2015 and December 31, 2014 were pledged to a local bank in the PRC as part of security for short term bank loan facilities granted to the Company.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers”, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The adoption of ASC 2014-9 is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, “Consolidation” (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Company is currently evaluating the impact the pronouncement will have on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for the Company retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the pronouncement will have on the Company’s consolidated financial statements.

As of June 30, 2015, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Note 3 - DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	June 30,	December 31,
	2015	2014
Current portion
a) Deposits paid for research and development of new medicine	$2,052,950	$4,071,860
b) Prepaid sale commission	249,408	348,745
c) Loan interest income receivables	640,520	-
d) Other receivables and prepaid expenses	35,689	51,387
Deposits and other receivables	$2,978,567	$4,471,992

Non-current portion
e) Deposits paid for intended acquisition of a health product material supplier	$6,569,439	$4,886,232
f) Deposits paid for intended acquisition of a health product manufacturer	3,941,663	3,908,986
Deposits	$10,511,102	$8,795,218

a.
Deposits paid for research and development represents progress payment for the development of a new drug, less amounts recognized as research and development expense.  In December 2010, the Company entered into an agreement with a research institution to jointly develop a new drug for treatment of cardiovascular disease.

In year 2014, the Company paid approximately $4.0 million as further prepaid research fee for the testing process of the new drug which to be performed in year 2015 by the research institution. As of June 30, 2015, the amount of approximately $2.0 million bought forward from year 2014 had been recognized as research and development expense under straight-line basis.

b.	The amount represents prepayment of sale commission expense to a distributor which will be used for the deduction of future sale commission payment.

e.
In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $13.4 million (RMB82 million) in cash. The deposit is fully refundable if certain conditions set out in the letter of intent are not met. The remaining balance of $6.8 million is expected to be settled by December 31, 2015.

f.
In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $9.2 million (RMB 56 million), consisting of approximately $4.9 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.3 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.  The deposit is fully refundable if certain conditions set out in the letter of intent are not met. The remaining balance of $5.3 million is expected to be settled by December 31, 2015.

Note 4 - LOAN RECEIVABLES

In November 2012, the Company advanced approximately $9.5 million (RMB 60 million) to a third party as a commercial loan, interest bearing at 13% per annum. The principal and interest were originally to be repaid on December 31, 2013. In 2013, the term of loan was extended to June 30, 2014. In 2014, the term of loan was further extended to December 31, 2015.

During the six months ended June 30, 2015 and 2014, the Company recognized approximately $0.6 million as interest income. The loan is accounted for at cost and is evaluated periodically for impairment.

The Company considered that the credit risk of the loan receivable is low as the borrower is a creditworthiness company in the local community and the borrower is realizing its investments in various projects.

Note 5 - SHORT-TERM BANK LOANS

Short-term bank loans consisted of the followings:

		Balance as at
Inception date	Details	June 30, 2015	December 31, 2014

May 26, 2014	RMB 20,000,000, one year term loan, annual interest rate at 7.80%. As of December 31, 2014, the Company repaid RMB 1,000,000. During the six months ended June 30, 2015, the Company repaid RMB 1,150,000; as of June 30, 2015, the Company had cumulatively repaid RMB 2,150,000.	$2,931,612	$3,094,614

The loan is secured by (i) personal guarantee executed by a major shareholder of the Company; (ii) pledge of the Company’s buildings and land use right with carrying amount of approximately $3.6 million as of June 30, 2015 and December 31, 2014 (Note 2); and the guarantee executed by Shaanxi Biostar. The Company, in principal, has agreed with the bank to extend a portion of the outstanding loan balance in the amount of approximately US$1.45 million (RMB 9 million) for a period of 12 months, and to repay approximately US$ 1.45 million (RMB 9 million) by August 31, 2015.

Note 6 - STOCKHOLDERS’ EQUITY

(a) Common stock

As of June 30, 2015 and December 31, 2014, the Company has 100,000,000 shares of common stock authorized, 15,476,113 shares issued and outstanding at par value of $0.001 per share.

For the six months ended June 30, 2014, the Company issued 1,650,000 shares to selected investors through placement agent at $2.49 per share less financing costs to raise $3,862,533.

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

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date. Accordingly, an amount $960,894, representing the full fair value of the warrants was recognized. As of June 30, 2015, the carrying amount of the warrant was $302,841, being its fair value.

As of June 30, 2015 and December 31, 2014, the Company has 759,000 warrants outstanding, with weighted average exercise price of $3.23.

The following table summarizes the Company’s outstanding warrants as of June 30, 2015 and December 31, 2014.

		Outstanding as of
Expiry date	Exercise Price	June 30, 2015	December 31, 2014
March 12, 2017	3.23	759,000	759,000

The Company’s recurring fair value measurements as of June 30, 2015 were as follows:

	Fair Value as of June 30, 2015	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring March 2017	$302,841	$302,841

The Company determined the fair value of the warrant liability using the Binomial Model. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of the Company’s stock price.

(c) Stock Options

The following tables summarize activities for the Company’s options for the six months ended June 30, 2015.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2014	64,000	4.97	1.54
Balance, June 30, 2015	64,000	4.97	1.04

Vested and exercisable as of June 30, 2015	64,000	4.97	1.04

As of June 30, 2015, there was no unrecognized compensation cost related to outstanding stock options, and the intrinsic value was close to zero because the exercise price was out-of-the-money.

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the six months ended June 30, 2015 and 2014, and has recorded income tax (benefits)/provision for the periods.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the six months ended June 30, 2015 and 2014, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2015 and December 31, 2014, the Company’s VIE had allocated approximately $7.4 million and $7.4 million, respectively, to these non-distributable reserve funds.

Note 9 - (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Basic (loss) earnings per share:
Numerator:
Net (loss) income used in computing basic earnings per share	$(492,427)	$1,645,494	$(652,531)	$1,952,764

Denominator:
Weighted average common shares outstanding	15,476,113	14,326,113	15,476,113	13,678,875
Basic (loss) earnings per share	$(0.03)	$0.11	$(0.04)	$0.14

Diluted earnings per share:
Numerator:
Net (loss) income used in computing diluted earnings per share	$(492,427)	$1,645,494	$(652,531)	$1,952,764

Denominator:
Weighted average common shares outstanding	15,476,113	14,326,113	15,476,113	13,678,875
Weighted average effect of dilutive securities:
Stock warrants and options	-	-	-	2,955
Shares used in computing diluted earnings per share	15,476,113	14,326,113	15,476,113	13,681,830
Diluted (loss) earnings per share	$(0.03)	$0.11	$(0.04)	$0.14

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

In accordance to ASC-260-10-50-I(c), for the three and six months ended June 30, 2015, the Company, using the treasury stock method, determined that both the outstanding options and warrants would have been anti-dilutive if included in the denominator of the Company's dilutive loss and earnings per share calculation because they were both out of the money. Holders of either securities would not have exercised the rights under these securities; accordingly, the options and warrants have been excluded from the loss and earnings per share calculation. Details of the attributes, such a strike price and time to maturity of the options and warrants are detailed in "Note 6 Equity".

Note 10 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014

Accumulated other comprehensive income, beginning of period	$6,391,998	$6,600,454
Change in cumulative translation adjustment	660,985	(208,456)
Accumulated other comprehensive income, end of period	$7,052,983	$6,391,998

Note 11 - COMMITMENTS

	Total capital payment commitment	June 30, 2015	December 31, 2014
a) Three agreements with certain research institutes to conduct clinical trials for two new and one existing drugs.	$2.2	$0.8	$0.8
b) In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $13.4 million (RMB 82 million) in cash.	13.4	6.8	8.5
c) In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $9.2 million (RMB 56 million), consisting of approximately $4.9 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.3 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.	9.2	5.3	5.3
Total capital payment commitment		$12.9	$14.6

Note 12 - SEGMENT INFORMATION

For the six months ended June 30, 2015 and 2014, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 13 - RISKS CONCENTRATION

For the six months ended June 30, 2015, two customers accounted for 50% of the Company’s total revenue. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

The following table illustrates the Company’s risks concentration:

Sales risks concentration
	Percentage of total sales during the
Customer	Six Months Ended June 30,
	2015	2014

A	42%	25%
B	8%	25%
Total risks concentration	50%	50%

Note 14 - SUBSEQUENT EVENTS

No significant event occurred from June 30, 2015 to the date these condensed consolidated financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company’s condensed consolidated financial statements.

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

Since 2013, we broaden our portfolio of services by providing subcontracted prescription drug manufacturing services to a hospital.  During the six months ended June 30, 2015, the Company recognized revenue for these subcontracted services to the hospital in the amount of approximately $7.2 million.

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

Results of Operations

Net Sales

	Three Months Ended June 30,				%
	2015		2014		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$5,838,067	41.2%	$5,840,766	30.4%	0.0%
Other Aoxing Pharmaceutical Products	2,109,381	14.9%	6,647,729	34.6%	(68.3%)
Sub-total	7,947,448	56.1%	12,488,495	65.0%	(36.4%)

Shaanxi Weinan Products	153,925	1.1%	3,209,135	16.7%	(95.2%)

Hospital products	7,219,943	50.9%	3,501,224	18.2%	106.2%

Subtotal	$15,321,316	108.1%	$19,198,854	100.0%	(20.2%)

Less provision for sales discount	$(1,145,082)	(8.1%)	$-	-	(100%)

Net sales	$14,176,234	100.0%	$19,198,854	100.0%	(26.2%)

For the three months ended June 30, 2015, total net sales decreased by approximately $5.0 million or 26.2% as compared to the same period in 2014.

The Company experienced a material decrease in sales volume of Other Aoxing Pharmaceutical Products in the quarter ended June 30, 2015, as Aoxing Pharmaceutical prioritized its production capacity to produce Hospital Products first and then the remaining production capacity to produce Other Aoxing Pharmaceutical Products.

Shaanxi Weinan Products is experienced a drop off in production volume and related sales as a result of the maintenance of its production lines in order to renew their related GMP certificates. On June 25, 2015, Shaanxi Weinan received the renewed certificate.

During the quarter ended June 30, 2015, the Company continued to expand its sales revenues derived from the subcontracting of prescription drug manufacturing services to a hospital.  These services helped to partially offset the temporary decline in sales related to the manufacturing down time related to the servicing of the Aoxing gel capsule production line and the servicing of the Shaanxi Weinan facilities and productions line for the renewal of the GMP certification.

In order to improve the Company’s cash management, the Company intends to offer certain customers discounts on certain receivables balances to encourage faster settlement of such outstanding balances.  The Company accounts for these discounts as a reduction of sales revenues.  During the quarter ended June 30, 2015, the Company recognized $1,145,082 in sales discounts.

	Six Months Ended June 30,				%
	2015		2014		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$9,112,452	43.2%	$10,918,075	33.7%	(16.5%)
Other Aoxing Pharmaceutical Products	3,117,727	14.8%	9,619,223	29.7%	(67.6%)
Sub-total	12,230,179	58.0%	20,537,298	63.4%	(40.4%)

Shaanxi Weinan Products	580,320	2.8%	6,167,829	19.0%	(90.6%)

Hospital Products	9,419,564	44.7%	5,674,891	17.5%	66.0%

Subtotal	$22,230,063	105.4%	$32,380,018	100.0%	(31.3%)

Less provision for sales discounts	$(1,145,082)	(5.4%)	$-	-	(100.0%)

Net sales	$21,084,981	100.0%	$32,380,018	100.0%	(34.9%)

For the six months ended June 30, 2015, total net sales decreased by approximately $11.3 million or 34.9% as compared to the same period in 2014.

The decrease in sales for Aoxing Pharmaceutical Products during the six month ended June 30, 2015 was in due part of the reduced sales of Xin Aoxing Oleanolic Acid Capsule in the first quarter of 2015 and reduced sales of Other Aoxing Pharmaceutical Products in the second quarter of 2015. These decreases are related to the reduced capacity resulting from the downtime incurred to maintain certain production lines.

The decline in sales of Shaanxi Weinan Products is related to the maintenance of the Shaanxi Weinan production facilities required to gain renewal of their GMP certificate. On June 25, 2015, the Shaanxi Weinan received the renewed certificate.

The Company experienced a general increase in demand for its subcontracting of prescription drug manufacturing services to a hospital during the six months ended June 30, 2015.

As mentioned above, during the six months end ended June 30, 2015, the Company recognized $1,145,082 in sales discounts.

Cost of sales

	Three Months Ended June 30,				%
	2015		2014		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$1,018,591	12.4%	$1,005,172	10.1%	1.3%
Other Aoxing Pharmaceutical Products	1,572,202	19.1%	4,983,639	50.2%	(68.5%)
Sub-total	2,590,793	31.5%	5,988,811	60.3%	(56.7%)

Shaanxi Weinan Products	136,004	1.7%	1,432,573	14.4%	(90.5%)

Hospital Products	5,510,758	66.9%	2,509,932	25.3%	119.6%

Total cost of sales	$8,237,555	100.0%	$9,931,316	100.0%	(17.1%)

For the three months ended June 30, 2015, cost of sales decreased by approximately $1.7 million or 17.1%, as compared to the same period in 2014.  This decrease is correlated to the reduction in production and sales volume as a result of the maintenance of productions lines for Aoxing products and the renewal process of GMP certification as discussed in “Net Sales” above.

As expected, the Company’s relative decrease in the cost of sales as compared to decrease in sales was less because of fixed overhead such as such as depreciation that is allocated to cost of sales.

	Six Months Ended June 30,				%
	2015		2014		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$1,580,976	13.7%	$1,829,284	11.5%	(13.6%)
Other Aoxing Pharmaceutical Products	2,339,098	20.2%	7,087,677	44.7%	(67.0%)
Sub-total	3,920,074	33.9%	8,916,961	56.2%	(56.0%)

Shaanxi Weinan Products	403,334	3.5%	2,860,041	18.0%	(85.9%)

Hospital Products	7,241,644	62.6%	4,082,390	25.7%	77.4%

Total cost of sales	$11,565,052	100.0%	$15,859,392	100.0%	(27.1%)

For the six months ended June 30, 2015, cost of sales decreased by approximately $4.3 million or 27.1%, as compared to the same period in 2014.  As mentioned in “Net Sales” above, the decrease in cost of sales was due to reduced production related to maintenance.

As mentioned above, the percentage decrease in the cost of sales was less than the percentage decrease in net sales because of fixed overhead such as depreciation that is allocated to cost of sales.

Gross Profit

	Three Months Ended June 30,
	2015		2014
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$4,819,476	82.6%	$4,835,594	82.8%
Other Aoxing Pharmaceutical products	537,179	25.5%	1,664,090	25.0%
Sub-total	5,356,655	67.4%	6,499,684	52.0%

Shaanxi Weinan Products	17,921	11.6%	1,776,562	55.4%

Hospital Products	1,709,185	23.7%	991,292	28.3%

	$7,083,761	46.2%	$9,267,538	48.3%

Less provision for sales discounts	$(1,145,082)	-	$-	-

Total gross profit	$5,938,679	41.9%	$9,267,538	48.3%

Gross profit decreased by approximately $3.3 million or 48.3% for the three months ended June 30, 2015, as compared to the same period in 2014. The decrease in gross profit was primarily due to the decrease in sales volume. See “Net Sales” above.

The overall gross profit margin decreased in the first second quarter of 2015 compared to the same period of last year is mainly due to because the decrease in sales volume and fixed production costs allocated to cost of sales.

	Six Months Ended June 30,
	2015		2014
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$7,531,476	82.7%	$9,088,791	83.2%
Other Aoxing Pharmaceutical products	778,629	25.0%	2,531,546	26.3%
Sub-total	8,310,105	67.9%	11,620,337	56.6%

Shaanxi Weinan Products	176,986	30.5%	3,307,788	53.6%

Hospital Products	2,177,920	23.1%	1,592,501	28.1%

	$10,665,011	48.0%	$16,520,626	51.0%

Less provision for sales discounts	$(1,145,082)	-	$-	-

Total gross profit	$9,519,929	45.2%	$16,520,626	51.0%

Gross profit decreased by approximately $7.0 million or 42.0% for the six months ended June 30, 2015, as compared to the same period in 2014. The decrease in gross profit was due primarily to the decrease in sales volume.

The decline in gross profit margin during the six months ended June 30, 2015, as compared to the same period in 2015 was the result of the decline in sales as detailed in “Net Sales”. The allocation of fixed production costs also contributed to lower gross profit margins.

Operating Expenses

	Three months ended June 30,
	2015		2014
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$2,491,577	17.6%	$2,318,826	12.1%	7.4%
Selling expenses	2,310,314	16.3%	2,537,288	13.2%	(8.9%)
General and administrative expenses	1,183,795	8.4%	1,690,465	8.8%	(30.0%)
Research and development expenses	1,026,177	7.2%	689,488	3.6%	(48.8%)
Impairment loss on accounts receivable	-	-	1,576,123	8.2%	(100.0%)
Total operating expenses	$7,011,863	49.5%	$8,812,190	45.9%	(20.4%)

Total operating expenses decreased by approximately $1.8 million or 20.4% for the three months ended June 30, 2015, as compared to the same period last year.  For the three months ended June 30, 2014, the Company recognized impairment loss on accounts receivable for approximately $1.6 million; this impairment loss did not re-occur in the three months ended June 30, 2015, which significantly contributed to the decrease in operating expenses.

The Company’s advertising expenses increased slightly during the second quarter of 2015 as compared to the same period in 2014.  After reduced spending in the first quarter of 2015 as a result of planned maintenance during the first and second quarters of 2015, the Company increased advertising expense during the quarter in ahead of production volume returning to higher levels in the second half of 2015.

Selling expenses consist mostly of sales personnel salaries, commission and other selling expenses.  Overall decrease was approximately $0.2 million or 8.9%.  The Company’s accrued selling expenses are correlated with the Company’s sales; accordingly, with the reduced sales as function of the maintenance of the production line, the Company’s selling expenses decreased as well.

 General and administrative expenses consist of salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  During the three months ended June 30, 2015, general and administrative expenses decreased by $0.5 million or 30.0% as compared to the same period in 2014 mainly due to decrease in stock based compensation.

We make periodic assessments of the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones.  We incurred approximately $1.0 million and $0.7 million in research and development expenses for the three months ended June 30, 2015 and 2014, respectively.

	Six months ended June 30,
	2015		2014
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$3,868,741	18.3%	$4,107,367	12.7%	(5.8%)
Selling expenses	3,610,031	17.1%	4,472,010	13.8%	(19.3%)
General and administrative expenses	1,959,550	9.3%	3,018,770	9.3%	(35.1%)
Research and development expenses	2,044,789	9.7%	1,384,432	4.3%	47.7%
Impairment loss on accounts receivable	-	-	3,845,811	11.9%	(100.0%)
Total operating expenses	$11,483,111	54.5%	$16,828,390	52.0%	(31.8%)

Total operating expenses decreased by approximately $5.3 million or 31.8% for the six months ended June 30, 2015, as compared to the same period last year.  For the six months ended June 30, 2014, the Company recognized impairment loss on accounts receivable for approximately $3.8 million; this impairment loss did not re-occur in the six months ended June 30, 2015, which significantly contributed to the decrease in operating expenses.

Advertising expenses accounted for 18.3% and 12.7% of total net sales for the six months ended June 30, 2015 and 2014, respectively.  The Company reduced its overall advertising spending during the first half of 2015, specifically the first quarter of 2015.  The Company reduced its advertising expense because of planned maintenance of the production lines.

Selling expenses consist mostly of salesman salaries, commission and other selling expenses.  Overall decrease was approximately $0.9 million or 19.3%.  The Company’s accrued selling expenses are correlated with the Company’s sales; accordingly, with the reduced sales as function of the maintenance of the production line, the Company’s selling expenses decreased as well.

 General and administrative expenses consist of salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  During the six months ended June 30, 2015, general and administrative expenses decreased by $1.1 million or 35.1% as compared to the same period in 2014 mainly due to decrease in stock based compensation.

We make periodic assessments of the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones.  We incurred approximately $2.0 million and $1.4 million in research and development expenses for the six months ended June 30, 2015 and 2014, respectively.

Provision for Income Taxes

For the three months ended June 30, 2015 and 2014, our deferred tax benefit was approximately $0.2 million and $0.5 million, respectively.  For the six months ended June 30, 2015 and 2014, our deferred tax benefit was approximately $0.6 million and $0.2 million, respectively. We are subject to the uniform corporate income tax rate of 25% in China. The calculation of effective tax rate includes the operating results of all our subsidiaries and the U.S. parent company.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of approximately $0.3 million and net working capital of approximately $33.1 million. As of June 30, 2015, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

On an on-going basis, we may take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding product lines, research and development capabilities, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s pharmaceutical products will be the primary organic source of funds for future operating activities in 2015 and 2016. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, as we may deem appropriate, we may rely on bank borrowing, if available, as well as capital raises through public or private offerings. There is no assurance that we will find such funding on acceptable terms, if at all.

Net cash provided by operating activities for the six months ended June 30, 2015 was approximately $0.4 million. The Company’s increase in operating cash flows was primarily attributable to reduction of deposits and other receivables and the increase of accounts payables and accrued expenses.  These increases were offset by an increase in accounts receivable. The Company also recorded non-cash expenses of amortization of deferred research and development expenses and the provision of sales discount that did not impact the Company’s cash position.

Net cash used in investing activities for the six months ended June 30, 2015 was approximately $1.7 million, primarily attributable to a deposit for an intended acquisition in the amount of approximately $1.6 million.

Net cash used in financing activities for the six months ended June 30, 2015 was approximately $0.2 million which was the result of the Company’s repayment of short term bank borrowings.

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

Revenue Recognition

We recognized sales revenue at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Judgment is required to determine the collectability. Changes in the judgment could materially impact the financial position and results of operations.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2015:

	Payments due by period ($ million)
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development contracts	0.8	0.8	-	-	-

Payment for intended acquisition of a health product material supplier*	6.9	6.9	-	-	-

Short-term bank loan^	2.9	2.9	-	-	-

Payment for intended acquisition of a health product manufacturer#	5.2	5.2	-	-	-

Total contractual obligations	$15.8	15.8	$-	-	-

*Management expects that acquisition of the production material supplier will be completed by the first quarter of 2016.  The Company expects in the near term to sign an amendment to its previous agreement to potentially modify the terms as a result of the findings in the due diligence carried out by the Company.

^The short-term bank loan is currently due on demand.  Management has been actively seeking an extension of the loan with the bank.  The Company and the bank have agreed in principal on the general terms of the extension which include but are not limited to extending a portion of the outstanding loan balance in the amount of approximately US$1.45 million (RMB 9 million) for a period of 12 months, and to repay approximately US$ 1.45 million (RMB 9 million) by August 31, 2015.

#Management intends to complete the acquisition of the health product manufacturer before the end of 2015.  The Company is in the midst of completing its due diligence.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2015, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: August 19, 2015	By:	/s/ Ronghua Wang
Ronghua Wang, Chief Executive Officer and President (Principal Executive Officer)

Date: August 19, 2015	By:	/s/ Qinghua Liu
Qinghua Liu, Interim Chief Financial Officer (Principal Financial and Accounting Officer)