Form 10-Q
period 2015-09-30
Biostar Pharmaceuticals, Inc.
filed 2015-11-23
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: September 30, 2015
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

As of November 16, 2015, the Company had 15,476,113 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

BIOSTAR PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$111,911	$1,685,154
Accounts receivable, net	29,190,781	26,962,078
Inventories	632,086	673,989
Deposits and other receivables	2,009,399	4,471,992
Income tax recoverable	120,868	67,370
Loan receivables	9,443,168	9,772,464
Total Current Assets	41,508,213	43,633,047

Non-current Assets
Deposits	10,072,712	8,795,218
Deferred tax assets	7,390,160	7,065,523
Property and equipment, net	7,769,903	8,483,113
Intangible assets, net	11,726,635	13,270,330
Total Non-Current Assets	36,959,410	37,614,184

Total Assets	$78,467,623	$81,247,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts and other payables	$7,502,145	$5,001,086
Short-term bank loans	2,809,342	3,094,614
Value-added tax payable	48,515	432,885
Warrants liability	158,631	383,295
Total Current Liabilities	10,518,633	8,911,880

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,476,113 shares issued and outstanding as of September 30, 2015 and December 31, 2014	15,476	15,476
Additional paid-in capital	30,303,508	30,303,508
Statutory reserve	7,354,413	7,354,413
Retained earnings	26,362,672	28,269,956
Accumulated other comprehensive income	3,912,921	6,391,998
Total Stockholders' Equity	67,948,990	72,335,351

Total Liabilities and Stockholders' Equity	$78,467,623	$81,247,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Sales, net	$4,206,550	$14,651,054	$25,291,531	$47,031,072
Cost of sales	3,390,439	7,674,053	14,955,491	23,533,445
Gross profit	816,111	6,977,001	10,336,040	23,497,627

Operating expenses:
Advertising expenses	-	2,290,277	3,838,912	6,397,644
Selling expenses	835,412	2,161,641	4,445,443	6,633,651
General and administrative expenses	682,972	1,651,457	2,672,351	6,360,681
Impairment loss on accounts receivables	-	-	-	2,155,357
Research and development expenses	998,746	690,189	3,043,535	2,074,621
Total operating expenses	2,517,130	6,793,564	14,000,241	23,621,954

(Loss) income from operations	(1,701,019)	183,437	(3,664,201)	(124,327)

Other income (expense)
Interest income	311,569	309,634	954,594	1,043,387
Interest expense	-	-	(62,290)	(82,855)
Fair value adjustment on warrants	144,210	(51,612)	224,664	341,550
Additional compensation received for the disposal of land use rights	-		-	1,099,292
Other income (expense)	546	45,469	2,065	(5,363)
	456,325	303,491	1,119,033	2,396,011

(Loss) income before income taxes	(1,244,694)	486,928	(2,545,168)	2,271,684

Provision for income tax (recovery)	10,059	247,361	(637,884)	79,953

Net (loss) Income	$(1,254,753)	$239,567	$(1,907,284)	$2,191,731

Foreign currency translation adjustment	(3,140,062)	58,895	(2,479,077)	(376,135)

Comprehensive (loss) income	$(4,394,815)	$298,462	$(4,386,361)	$1,815,596

Net (loss) income per share
Basic	$(0.08)	$0.02	$(0.12)	$0.15
Diluted	(0.08)	0.02	(0.12)	0.15

Weighted average number of common shares outstanding
Basic	15,476,113	15,288,613	15,476,113	14,221,351
Diluted	15,476,113	15,288,613	15,476,113	14,223,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

 BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,907,284)	$2,191,731
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest income	(949,582)	(373,978)
Deferred tax benefit	(580,367)	(455,838)
Depreciation and amortization	1,005,498	2,468,737
Impairment loss on accounts receivable	-	2,155,357
Loss on disposal on property and equipment	-	3,274
Recognition of deferred research and development expenses	1,014,512	1,383,081
Stock-based compensation	-	1,954,650
Fair value adjustment on warrants	(224,664)	(341,550)
Provision for sales discount	1,478,124	-
Changes in operating assets and liabilities:
Accounts receivable	(4,696,508)	(12,064,808)
Inventories	19,794	85,394
Deposits and other receivables	2,319,480	1,671,704
Accounts payable and accrued expenses	2,753,073	1,249,789
Value-added tax payable	(381,380)	(342,315)
Income tax payable/recoverable	(57,517)	(129,671)
Net cash used in operating activities	(206,821)	(544,443)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(30,522)	(484,778)
Sales proceed of property, plant and equipment	-	2,929
Settlement of outstanding receivable from disposal of land use right	-	1,561,223
Deposit paid for intended acquisition	(1,623,219)	-
Net cash (used in) provided by investing activities	(1,653,741)	1,079,374

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) Proceeds of bank loans	(186,670)	3,254,308
Advance from a related party	-	70,165
Proceeds from stock issuance and warrants	-	3,862,533
Net cash (used in) provided by financing activities	(186,670)	7,187,006

Effect of exchange rate changes on cash and cash equivalents	473,989	(2,821)

Net (decrease) increase in cash and cash equivalents	(1,573,243)	7,719,116

Cash and cash equivalents, beginning balance	1,685,154	80,072
Cash and cash equivalents, ending balance	$111,911	$7,799,188

SUPPLEMENTAL DISCLOSURES:
Interest received	$5,012	$669,409
Interest payments	$(59,406)	$(82,855)
Income tax (payments)	$-	$(665,463)

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operations in the PRC use the Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary and VIEs are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations.  For the period ended September 30, 2015 and 2014, the Company recognized foreign translation under other comprehensive loss adjustment for $2,479,077 and $376,135, respectively.

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

The following tables present the estimated fair value of the following financial assets and liabilities of the Company:

As of September 30, 2015:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$-	$111,911	$-	$111,911
Loan receivables	-	-	9,443,168	9,443,168
	$-	$111,911	$9,443,168	$9,555,079

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,809,342	$2,809,342

Carried at fair value:
Warrants liability	-	-	158,631	158,631
	$-	$-	$2,967,973	$2,967,973

As of December 31, 2014:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$-	$1,685,154	$-	$1,685,154
Loan receivables	-	-	9,772,464	9,772,464
	$-	$1,685,154	$9,772,464	$11,457,618

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$3,094,614	$3,094,614

Carried at fair value:
Warrants liability	-	-	383,295	383,295
	$-	$-	$3,477,909	$3,477,909

Warrants Liability
Value at December 31, 2014	$383,295
Fair value adjustment of warrants during the nine months ended September 30, 2015	(224,664)
Value at September 30, 2015	$158,631

At September 30, 2015, the fair value of the warrants liability, which are recognized as level 3 financial instruments, were calculated using the binomial model that included the following inputs: stock price of the underlying asset of $0.7, an exercise price of $3.23, expected volatility of 97.95%, risk free rate of 0.9%, start date on March 12, 2014 and time to expiration of 3 years. The change in fair value was recognized on the Company’s statement of operations during the nine months ended September 30, 2015.

In accordance with ASC-820-1-50-2(g), the Company has performed a sensitivity analysis of the outstanding warrants of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the binomial model that vary overtime, namely, the volatility and the risk free rate. A 5.0% decrease in volatility would decrease the value of the warrants to $140,415; a 5.0% increase in volatility would increase the value of the warrants to $176,847. A 5.0% decrease or increase in the risk free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  As of September 30, 2015 and December 31, 2014, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

As of September 30, 2015 and December 31, 2014, the bad debt allowance was approximately $2.4 million.

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	September 30,	December 31,
	2015	2014

Raw materials	$525,552	$380,529
Work in process	58,427	143,475
Finished goods	48,107	132,491
Goods in transit	-	17,494
	$632,086	$673,989

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	September 30,	December 31,
	2015	2014

Buildings	$3,514,002	$3,651,647
Building improvements	5,682,652	5,895,382
Machinery & equipment	1,196,432	1,224,229
Furniture & fixtures	66,897	68,853
Vehicle	115,047	119,553
Construction in progress	497,473	516,959
	$11,072,503	$11,476,623
Less: Accumulated depreciation	(3,302,600)	(2,993,510)
	$7,769,903	$8,483,113

As set out in Note 5, buildings with carrying value of approximately $1.3 million as of September 30, 2015 and December 31, 2014 were pledged to a local bank in the PRC as part of security for short term bank loan facilities granted to the Company.

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

Land use rights	50 years
Proprietary technologies	10 years

 The components of finite-lived intangible assets are as follows:

	September 30,	December 31,
	2015	2014

Land use rights	$3,343,372	$3,521,705
Proprietary technologies	18,044,196	19,006,655
	21,387,568	22,528,360
Less: Accumulated amortization and impairment	(9,660,933)	(9,258,030)
	$11,726,635	$13,270,330

The estimated future amortization expenses related to intangible assets as of September 30, 2015 are as follows:

Years Ending December 31,
2015	$306,069
2016	1,196,156
2017	1,196,156
2018	1,196,156
2019	1,196,156
Thereafter	6,635,942

As set out in Note 5, land use right with carrying value of approximately $2.1 million as of September 30, 2015 and December 31, 2014 were pledged to a local bank in the PRC as part of security for short term bank loan facilities granted to the Company.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers”, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfil a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently reviewing the provisions of this ASU 2014-09 to determine if there will be any impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently reviewing the provisions of this ASU 2014-15 to determine if there will be any impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, “Consolidation” (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Company is currently reviewing the provisions of this ASU 2015-02 to determine if there will be any impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for the Company retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The Company is currently reviewing the provisions of this ASU 2015-03 to determine if there will be any impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out (“LIFO”). ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the pronouncement will have on the Company’s consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update ASU No. 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ("ASU 2015-14").The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2015-14 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently reviewing the provision of this ASU 2015-14 to determine if there will be any impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update ASU No. 2015-16, the guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the impact the pronouncement will have on the Company’s consolidated financial statements.

As of September 30, 2015, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	September 30,	December 31,
	2015	2014
Current portion
a) Deposits paid for research and development of new medicine	$983,663	$4,071,860
b) Prepaid sale commission	70,824	348,745
Loan interest income receivables	920,709	-
Other receivables and prepaid expenses	34,203	51,387
Deposits and other receivables	$2,009,399	$4,471,992

Non-current portion
c) Deposits paid for intended acquisition of a health product material supplier	$6,295,445	$4,886,232
d) Deposits paid for intended acquisition of a health product manufacturer	3,777,267	3,908,986
Deposits	$10,072,712	$8,795,218

a.
Deposits paid for research and development represents progress payment for the development of a new drug, less amounts recognized as research and development expense.  In December 2010, the Company entered into an agreement with a research institution to jointly develop a new drug for treatment of cardiovascular disease.

In year 2014, the Company paid approximately $4.0 million as further prepaid research fee for the testing process of the new drug which to be performed in year 2015 by the research institution. As of September 30, 2015, the amount of approximately $3.0 million bought forward from year 2014 had been recognized as research and development expense under straight-line basis.

b.	The amount represents prepayment of sale commission expense to a distributor which will be used for the deduction of future sale commission payment.

c.
In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $12.9 million (RMB82 million) in cash. The deposit is fully refundable if certain conditions set out in the letter of intent are not met. The remaining balance of $6.6 million (RMB 42 million) is expected to be settled in the second quarter of 2016.

d.
In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $8.8 million (RMB 56 million), consisting of approximately $4.7 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.1 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.  The deposit is fully refundable if certain conditions set out in the letter of intent are not met. The remaining balance of $5.0 million (RMB 32 million) is expected to be settled by December 31, 2015.

Note 4 – LOAN RECEIVABLES

In November 2012, the Company advanced approximately $9.4 million (RMB 60 million) to a third party as a commercial loan, interest bearing at 13% per annum. The principal and interest were originally to be repaid on December 31, 2013. In 2013, the term of loan was extended to June 30, 2014. In 2014, the term of loan was further extended to December 31, 2015.

During the nine months ended September 30, 2015 and 2014, the Company recognized approximately $1.0 million as interest income. The loan is accounted for at cost and is evaluated periodically for impairment.

The Company considered that the credit risk of the loan receivable is low as the borrower is a creditworthiness company in the local community and the borrower is realizing its investments in various projects.

Note 5 – SHORT-TERM BANK LOANS

Short-term bank loans consisted of the followings:

		Balance as at
Inception date	Details	September 30, 2015	December 31, 2014

May 26, 2014	RMB 20,000,000, one year term loan, annual interest rate at 7.80%. As of December 31, 2014, the Company repaid RMB 1,000,000. During the nine months ended September 30, 2015, the Company repaid 1,150,000; as of September 30, 2015, the Company had cumulatively repaid RMB 2,150,000.	$2,809,342	$3,094,614

The loan is secured by (i) personal guarantee executed by a major shareholder of the Company; (ii) pledge of the Company’s buildings and land use right with carrying amount of approximately $3.4 million as of September 30, 2015 and December 31, 2014 (Note 2); and the guarantee executed by Shaanxi Biostar. As of the date of this report, the Company is in negotiations with the bank to extend the outstanding loan balance of approximately US$2.8 million (RMB 17.85 million) until end of November 2015, at which point the Company will repay the loan in full.

Note 6 – STOCKHOLDERS’ EQUITY

(a) Common stock

As of September 30, 2015 and December 31, 2014, the Company has 100,000,000 shares of common stock authorized, 15,476,113 shares issued and outstanding at par value of $0.001 per share.

For the nine months ended September 30, 2014, the Company issued 1,650,000 shares to selected investors through placement agent at $2.49 per share less financing costs to raise $3,862,533.

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

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date. Accordingly, an amount $960,894, representing the full fair value of the warrants was recognized. As of September 30, 2015, the carrying amount of the warrant was $158,631, being its fair value.

As of September 30, 2015 and December 31, 2014, the Company has 759,000 warrants outstanding, with weighted average exercise price of $3.23.

The following table summarizes the Company’s outstanding warrants as of September 30, 2015 and December 31, 2014.

		Outstanding as of
Expiry date	Exercise Price	September 30, 2015	December 31, 2014
March 12, 2017	3.23	759,000	759,000

The Company’s recurring fair value measurements as of September 30, 2015 were as follows:

	Fair Value as of September 30, 2015	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring March 2017	$158,631	$158,631

The Company determined the fair value of the warrant liability using the Binomial Model. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of the Company’s stock price.

(c) Stock Options

The following tables summarize activities for the Company’s options for the nine months ended September 30, 2015.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2014	64,000	4.97	1.54
Balance, September 30, 2015	64,000	4.97	0.79

Vested and exercisable as of September 30, 2015	64,000	4.97	0.79

As of September 30, 2015, there was no unrecognized compensation cost related to outstanding stock options, and the intrinsic value was close to zero because the exercise price was out-of-the-money.

Note 7 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the nine months ended September 30, 2015 and 2014, and has recorded income tax (benefits)/provision for the periods.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the consolidated statements of operations.  For the nine months ended September 30, 2015, valuation allowance of approximately $0.3 million was provided in the consolidated financial statements. The Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 8 – STATUTORY RESERVES

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2015 and December 31, 2014, the Company’s VIE had allocated approximately $7.4 million and $7.4 million, respectively, to these non-distributable reserve funds.

Note 9 – (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Basic (loss) earnings per share:
Numerator:
Net (loss) income used in computing basic earnings per share	$(1,254,753)	$239,567	$(1,907,284)	$2,191,732

Denominator:
Weighted average common shares outstanding	15,476,113	15,288,613	15,476,113	14,221,351
Basic (loss) earnings per share	$(0.08)	$0.02	$(0.12)	$0.15

Diluted earnings per share:
Numerator:
Net (loss) income used in computing diluted earnings per share	$(1,254,753)	$239,567	$(1,907,284)	$2,191,732

Denominator:
Weighted average common shares outstanding	15,476,113	15,288,613	15,476,113	14,221,351
Weighted average effect of dilutive securities:
Stock warrants and options	-	-	-	1,663
Shares used in computing diluted earnings per share	15,476,113	15,288,613	15,476,113	14,223,014
Diluted (loss) earnings per share	$(0.08)	$0.02	$(0.12)	$0.15

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

In accordance with ASC-260-10-50-I(c), for the three and nine months ended September 30, 2015, the Company, using the treasury stock method, determined that both the outstanding options and warrants would have been anti-dilutive as of September 30, 2015, if included in the denominator of the Company's dilutive loss and income per share calculation because they were both out of the money. Holders of either securities would not have exercised the rights under these securities; accordingly, the options and warrants have been excluded from the loss and earnings per share calculation. Details of the attributes, such a strike price and time to maturity of the options and warrants are detailed in "Note 6 Equity".

Note 10 – OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014

Accumulated other comprehensive income, beginning of period	$6,391,998	$6,600,454
Change in cumulative translation adjustment	(2,479,077)	(208,456)
Accumulated other comprehensive income, end of period	$3,912,921	$6,391,998

Note 11 – COMMITMENTS

	Total capital payment commitment	September 30, 2015	December 31, 2014
a) Three agreements with certain research institutes to conduct clinical trials for two new and one existing drugs.	$2.1	$0.8	$0.8
b) In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $12.9 million (RMB 82 million) in cash.	12.9	6.6	8.5
c) In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $8.8 million (RMB 56 million), consisting of approximately $4.7 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.1 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.	8.8	5.0	5.3
Total capital payment commitment		$12.4	$14.6

Note 12 – SEGMENT INFORMATION

For the nine months ended September 30, 2015 and 2014, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 13 – RISKS CONCENTRATION

For the nine months ended September 30, 2015, two customers accounted for 60% of the Company’s total revenue. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

The following table illustrates the Company’s risks concentration:

Sales risks concentration
	Percentage of total sales during the
Customer	Nine Months Ended September 30,
	2015	2014

A	48%	28%
B	12%	21%
Total risks concentration	60%	49%

Note 14 – SUBSEQUENT EVENTS

No significant event occurred from September 30, 2015 to the date these condensed consolidated financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company’s condensed consolidated financial statements.

Up to the date of this report, the Company has not finalized the extension of the short-term bank loan.

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

You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operation’s and Risk Factors” contained in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2014, and our subsequent public filings.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

Since 2013, we broaden our portfolio of services by providing subcontracted prescription drug manufacturing services to a hospital.  During the nine months ended September 30, 2015, the Company recognized revenue for these subcontracted services to the hospital in the amount of approximately $12.6 million.

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

Results of Operations

Net Sales

	Three Months Ended September 30,				%
	2015		2014		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$80,100	1.9%	$5,393,328	36.8%	(98.5%)
Other Aoxing Pharmaceutical products	4,472	0.1%	3,853,767	26.3%	(99.9%)
Aoxing new products	8,337	0.2%	1,877,752	12.8%	(99.6%)
Sub-total	92,909	2.2%	11,124,848	75.9%	(99.2%)

Shaanxi Weinan Products	1,295,589	30.8%	424,963	2.9%	204.9%

Hospital products	3,142,696	74.7%	3,101,243	21.2%	1.3%

Subtotal	4,531,194	107.7%	14,651,054	100.0%	(69.1%)

Less Provision for Sales Discount	(324,644)	(7.7%)	-	0.0%	(100.0%)

Total sales	$4,206,550	100%	$14,651,054	100.0%	(71.2%)

For the three months ended September 30, 2015, total net sales decreased by approximately $10.0 million or 71.2% as compared to the same period in 2014.

The Company experienced a material decrease in sales volume of all Aoxing Pharmaceutical Products in the three months ended September 30, 2015, as Aoxing Pharmaceutical has temporarily stopped production to conduct maintenance of its production lines in order to renew its GMP certificates by January 2016, allowing the production to resume in February 2016.

Shaanxi Weinan Products have experienced a significant increase in sales volume after Shaanxi Weinan received the renewed GMP certificate in June 2015.

During the three months ended September 30, 2015, the Company has maintained its sales revenues derived from the subcontracting of prescription drug manufacturing services to a hospital.  These services helped to partially offset the temporary decline in sales related to the manufacturing down time for the renewal of the GMP certification for Aoxing Pharmaceutical production lines and the servicing of the Shaanxi Weinan facilities and productions line.

In order to improve the Company’s cash management, the Company intends to offer certain customers discounts on certain receivables balances to encourage faster settlement of such outstanding balances.  The Company accounts for these discounts as a reduction of sales revenues.  During the quarter ended September 30, 2015, the Company recognized $324,644 in sales discounts.

	Nine Months Ended September 30,				%
	2015		2014		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$9,192,552	36.3%	$16,311,403	34.6%	(43.6%)
Other Aoxing Pharmaceutical products	1,162,557	4.6%	10,897,625	23.2%	(88.4%)
Aoxing new products	1,967,979	7.8%	4,453,117	9.5%	(63.0%)
Sub-total	12,323,088	48.7%	31,662,145	67.3%	(61.1%)

Shaanxi Weinan Products	1,875,908	7.4%	6,592,793	14.0%	(71.5%)

Hospital products	12,553,432	49.6%	8,776,134	18.7%	43.0%

Subtotal	26,752,428	105.7%	47,031,072	100.0%	(43.1%)

Less Provision for Sales Discount	(1,460,897)	(5.7%)	-	0.0%	(100.0%)

Total sales	$25,291,531	100.0%	$47,031,072	100.0%	(46.2%)

For the nine months ended September 30, 2015, total net sales decreased by approximately $21.7 million or 46.2% as compared to the same period in 2014.

The decrease in sales for Aoxing Pharmaceutical Products during the nine month ended September 30, 2015 was in due part of the reduced sales of Xin Aoxing Oleanolic Acid Capsule in the first quarter of 2015, reduced sales of Other Aoxing Pharmaceutical Products in the second quarter, and drastic reduced sales of all Aoxing Pharmaceutical products in the third quarter of 2015. These decreases are related to the reduced capacity resulting from the downtime incurred to maintain certain production lines for the renewal of GMP certificates in January 2016.

The decline in sales of Shaanxi Weinan Products is related to the maintenance of the Shaanxi Weinan production facilities to gain renewal of its GMP certificate in the second quarter of 2015. Once the Shaanxi Weinan received the renewed certificate on June 25, 2015, the sales volume has increased in third quarter of 2015.

The Company experienced a general increase in demand for its subcontracting of prescription drug manufacturing services to a hospital during the nine months ended September 30, 2015.

As mentioned above, during the nine months end ended September 30, 2015, the Company recognized $1,460,897 in sales discounts.

Cost of sales

	Three Months Ended September 30,				%
	2015		2014		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$8,531	0.3%	$925,357	12.0%	(99.1%)
Other Aoxing Pharmaceutical products	3,123	0.1%	2,741,662	35.7%	(99.9%)
Aoxing new products	6,309	0.2%	1,547,063	20.2%	(99.6%)
Sub-total	17,963	0.6%	5,214,082	67.9%	(99.7%)

Shaanxi Weinan Products	678,820	20.0%	236,250	3.1%	187.3%

Hospital products	2,693,656	79.4%	2,223,721	29.0%	21.1%

Total sales	$3,390,439	100.0%	$7,674,053	100.0%	(55.8%)

For the three months ended September 30, 2015, cost of sales decreased by approximately $4.3 million or 55.8%, as compared to the same period in 2014.  This decrease corresponds to the reduction in production and sales volume as a result of the maintenance of productions lines for Aoxing Pharmaceutical products and the renewal process of GMP certification as discussed in “Net Sales” above.

The Company’s relative decrease in the cost of sales as compared to decrease in sales was less because of fixed overhead such as such as depreciation that is allocated to cost of sales.

	Nine Months Ended September 30,				%
	2015		2014		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$1,589,505	10.6%	$2,754,641	11.7%	(42.3%)
Other Aoxing Pharmaceutical products	839,730	5.6%	7,726,188	32.8%	(88.5%)
Aoxing new products	1,508,801	10.1%	3,650,214	15.5%	(62.7%)
Sub-total	3,938,036	26.3%	14,131,043	60.0%	(72.1%)

Shaanxi Weinan Products	1,082,155	7.2%	3,096,291	13.1%	(65.0%)

Hospital products	9,935,300	66.5%	6,306,111	26.8%	57.6%

Total sales	$14,955,491	100.0%	$23,533,445	100.0%	(36.5%)

For the nine months ended September 30, 2015, cost of sales decreased by approximately $8.6 million or 36.5%, as compared to the same period in 2014.  As mentioned in “Net Sales” above, the decrease in cost of sales was due to reduced production related to maintenance.

As mentioned above, the percentage decrease in the cost of sales was less than the percentage decrease in net sales because of fixed overhead such as depreciation that is allocated to cost of sales.

Gross Profit

	Three Months Ended September 30,
	2015		2014
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$71,569	89.3%	$4,467,971	82.8%
Other Aoxing Pharmaceutical products	1,349	30.2%	1,112,105	28.9%
Aoxing New Product	2,028	24.3%	330,689	17.6%
Sub-total	74,946	80.7%	5,910,765	53.1%

Shaanxi Weinan Products	616,769	47.6%	188,714	44.4%

Hospital products	449,040	14.3%	877,522	28.3%

Subtotal	1,140,755	25.2%	6,977,001	47.6%

Less Provision for Sales Discount	(324,644)	(5.8%)	-	-

Total gross profit	$816,111	19.4%	$6,977,001	47.6%

Gross profit decreased by approximately $6.2 million or 88.3% for the three months ended September 30, 2015, as compared to the same period in 2014. The decrease in gross profit was primarily due to the decrease in sales volume. See “Net Sales” above.

The overall gross profit margin decreased in quarter ended September 30, 2015 compared to the same period of last year is mainly due to the decrease in sales volume and fixed production costs allocated to cost of sales.

	Nine Months Ended September 30,
	2015		2014
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$7,603,047	82.7%	$13,556,762	83.1%
Other Aoxing Pharmaceutical products	322,827	27.8%	3,171,437	29.1%
Aoxing New Product	459,178	23.3%	802,903	18.0%
Sub-total	8,385,052	68.0%	17,531,102	55.4%

Shaanxi Weinan Products	793,753	42.3%	3,496,502	53.0%

Hospital products	2,618,132	20.9%	2,470,023	28.1%

Subtotal	11,796,937	44.1%	23,497,627	50.0%

Less Provision for Sales Discount	(1,460,897)	(3.2%)	-	-

Total gross profit	$10,336,040	40.9%	$23,497,627	50.0%

Gross profit decreased by approximately $13.2 million or 56.0% for the nine months ended September 30, 2015, as compared to the same period in 2014. The decrease in gross profit was due primarily to the decrease in sales volume.

The decline in gross profit margin during the nine months ended September 30, 2015, as compared to the same period in 2015 was the result of the decline in sales as detailed in “Net Sales”. The allocation of fixed production costs also contributed to lower gross profit margins.

Operating Expenses

	Three months ended September 30,
	2015		2014
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$-	-	$2,290,277	15.6%	(100.0%)
Selling expenses	835,412	19.9%	2,161,641	14.8%	(61.4%)
General and administrative expenses	682,972	16.2%	1,651,457	11.3%	(58.6%)
Research and development expenses	998,746	23.7%	690,189	4.7%	44.7%
Total operating expenses	$2,517,130	59.8%	$6,793,564	46.4%	(62.9%)

Total operating expenses decreased by approximately $4.3 million or 62.9% for the three months ended September 30, 2015, as compared to the same period last year.

In anticipation of reduced sales volume as result of decreased production capacity, the Company temporarily suspended all advertising during the three months ended September 30, 2015.

Selling expenses consist mostly of salesman salaries, commission and other selling expenses.  Overall decrease was approximately $1.3 million or 61.4%.  The Company’s accrued selling expenses are correlated with the Company’s sales; accordingly, with the reduced sales as function of the maintenance of the production line, the Company’s selling expenses decreased as well.

 General and administrative expenses consist of salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  During the three months ended September 30, 2015, general and administrative expenses decreased by less than $1 million or 58.6% as compared to the same period in 2014 mainly due to decrease in stock based compensation.

The Company makes periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones.  The Company incurred approximately $1.0 million and $0.7 million in research and development expenses for the three months ended September 30, 2015 and 2014, respectively.

	Nine months ended September 30,
	2015		2014
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$3,838,912	15.2%	$6,397,644	13.6%	(40.0%)
Selling expenses	4,445,443	17.6%	6,633,651	14.1%	(33.0%)
General and administrative expenses	2,672,351	10.6%	6,360,681	13.5%	(68.6%)
Impairment loss on accounts receivables	-	-%	2,155,357	4.6%	(100.0%)
Research and development expenses	3,043,535	12.0%	2,074,621	4.4%	46.7%
Total operating expenses	$14,000,241	55.4%	$23,621,954	50.2%	(40.7%)

Total operating expenses decreased by approximately $9.6 million or 40.7% for the nine months ended September 30, 2015, as compared to the same period last year.  The general decrease in operating expenses is correlated to the general declines in sales during the nine month period ended September 30, 2015.

Advertising expenses accounted for 15.2% and 13.6% of total net sales for the nine months ended September 30, 2015 and 2014, respectively.  The Company reduced its overall advertising spending during the nine months ended September 30, 2015.  The Company reduced its advertising expense because of planned maintenance of the production lines.

Selling expenses consist mostly of salesman salaries, commission and other selling expenses.  Overall decrease was approximately $2.2 million or 33.0%.  The Company’s accrued selling expenses are correlated with the Company’s sales; accordingly, with the reduced sales as function of the maintenance of the production line, the Company’s selling expenses decreased as well.

 General and administrative expenses consist of salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses.  During the nine months ended September 30, 2015, general and administrative expenses decreased by $5.8 million or 68.6% as compared to the same period in 2014 mainly due to decrease in stock based compensation.

The Company makes periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones.  The Company incurred approximately $3.0 million and $2.1 million in research and development expenses for the nine months ended September 30, 2015 and 2014, respectively.

Provision for Income Taxes

For the three months ended September 30, 2015 and 2014, our deferred tax expenses were approximately $0.01 million and $0.2 million, respectively.  For the nine months ended September 30, 2015 and 2014, our deferred tax benefit was approximately $0.6 million and deferred the expense was approximately $0.08 million. We are subject to the uniform corporate income tax rate of 25% in China. As of September 30, 2015, valuation allowance of approximately $0.3 million was provided in the condensed consolidated financial statements.

Liquidity and Capital Resources

We experienced a net use of cash in our operations during the three and nine months ended September 30, 2015.  Collection of receivables and lower production capacity from preparation for further GMP renewal certification at our Aoxing facility led to weak results in generating cash flows during the period. We are working with the bank to extend the outstanding loan until end of November 2015, trying to collect as much accounts receivables as possible, and restoring production volumes to regular levels; however, as of the time of this filing, we cannot provide any assurance that we will be able to successfully extend our loan and restore all production to regular volumes in the fourth quarter of 2015.

As of September 30, 2015, we had cash and cash equivalents of approximately $0.1 million and net working capital of approximately $31.0 million. As of September 30, 2015, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

Net cash used in operating activities for the nine months ended September 30, 2015 was approximately $0.2 million. The Company’s decrease in operating cash flows was primarily attributable to increase in accounts payable and accrued expenses offset by the increase in accounts receivable and deposits and other receivables.  The Company also recorded non-cash expenses of amortization of deferred research and development expenses and the provision of sales discount that did not impact the Company’s cash position.

Net cash used in investing activities for the nine months ended September 30, 2015 was approximately $1.7 million, primarily attributable to a deposit for an intended acquisition in the amount of approximately $1.6 million.

Net cash used in financing activities for the nine months ended September 30, 2015 was approximately $0.2 million which was the result of the Company’s repayment of short term bank borrowings.

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

The following are steps the Company takes in collecting accounts receivable:

Step 1: After the payment term has been exceeded, the Company stops taking orders from the delinquent customer and allows the responsible sales person three to six months to collect the accounts receivable. Most of the accounts receivable will be collected in this step because the sales person’s compensation is tied to sales receipts. The Company typically offers 90 to 120 days credit terms to its customers.

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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2015:

	Payments due by period ($ million)
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development contracts	0.8	0.8	-	-	-

Payment for intended acquisition of a health product material supplier*	6.6	6.6	-	-	-

Short-term bank loan^	2.8	2.8	-	-	-

Payment for intended acquisition of a health product manufacturer#	5.0	5.0	-	-	-

Total contractual obligations	$15.2	15.2	$-	-	-

*Management expects that acquisition of the production material supplier will be completed by the end of calendar year 2015.  The Company expects in the near term to sign an amendment to its previous agreement to potentially modify the terms as a result of the findings in the due diligence carried out by the Company.

^The short-term bank loan is currently due on demand. Management has been actively seeking an extension of the loan with the bank.  There is no assurance that management will be able to secure the extension.

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

Item 1A. Risk Factors.

The Company adds the following risk factors to the list of risk factors previously disclosed and set forth in its Annual Report on Form 10-K filed with the SEC on April 15, 2015:

We may require additional financing in the future and a failure to obtain such required financing will inhibit our ability to grow or continue our operations

The continued growth of our business may require additional funding from time to time, which we expect to raise in private placements of our equity or debt securities with accredited investors or by offering our securities for sale pursuant to an effective registration statement on a market where our common stock is traded. The proceeds would be used for general corporate purposes of our company, which could include acquisitions, investments, repayment of debt and capital expenditures among other things. If we borrow funds, we expect to be the primary obligor on any debt. As of September 30, 2015, we had cash and cash equivalents of approximately $0.1 million and net working capital of approximately $31.0 million. While we anticipate that the sales of our pharmaceutical products will be the primary organic source of funds for future operating activities through 2015 and in 2016, our operations will require additional funding which we may raise through bank borrowing, if available, as well as capital raises through public or private offerings. Obtaining additional funding would be subject to a number of factors, including market conditions, operating performance and investor sentiment, many of which are outside of our control. These factors could make the timing, amount, terms and conditions of additional funding unattractive or unavailable to us altogether. Our inability to secure such additional funding on favorable terms or none at all will significantly inhibit our ability maintain and grow our operations. If are unable to obtain such additional financing, our operations may be curtailed and materially adversely affected.

We may experience additional adverse effects from the temporary production suspension in the event our Aoxing Pharmaceutical production lines do not resume production as currently anticipated

The Company has experienced a substantial decrease in sales volume of all Aoxing Pharmaceutical Products in the three months ended September 30, 2015. The foregoing decrease was due to Aoxing Pharmaceutical’s temporarily suspension of production to conduct maintenance of its production lines to renew its GMP certificates by January 2016. While our production levels of Shaanxi Weinan products helped to offset the substantial decrease in our sales volume in the most recent fiscal quarter, our sales volume continue to remain at the present decreased levels. We currently anticipate that the production will resume in February 2016. There is no assurance that the production lines will resume and the renewal of GMP certificates will occur when anticipated or, even if they do, we will be able to return to the production levels as anticipated. Our inability to regain our production levels as anticipated will have material adverse effect on our business, operations and financial performance.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2015, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: November 23, 2015	By:	/s/ Ronghua Wang
Ronghua Wang, Chief Executive Officer and President (Principal Executive Officer)

Date: November 23, 2015	By:	/s/ Qinghua Liu
Qinghua Liu, Interim Chief Financial Officer (Principal Financial and Accounting Officer)