Form 10-K
period 2015-12-31
Biostar Pharmaceuticals, Inc.
filed 2016-04-14
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of the close of business on December 31, 2015, the aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $4,992,047 based on the closing sale price of $2.8 per share post one-for-seven reverse stock split ($0.40 per pre-reverse share pre-split) of our common stock on NASDAQ Stock Market LLC on the same date.

As of March 28, 2016, the Company had 2,210,913 shares of common stock issued and outstanding.

TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2015

PART IV
Item 15.	Exhibits	54

Signatures		55

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

Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2015” mean the year ended December 31, 2015, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

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

Management Entrustment Agreement. Pursuant to the management entrustment agreement, Aoxing Pharmaceutical and its shareholders agreed to transfer control, or entrust, the operations and management of Aoxing Pharmaceutical’s business to Shaanxi Biostar. Shaanxi Biostar manages the operations and assets of Aoxing Pharmaceutical, controls all of the cash flow of Aoxing Pharmaceutical through a bank account controlled by Shaanxi Biostar, is entitled to all of the net profits of Aoxing Pharmaceutical as a management fee, and is obligated to pay all payables and loan payments of Aoxing Pharmaceutical. In addition, Shaanxi Biostar has been granted certain rights which include, in part, the right to appoint and terminate members of Aoxing Pharmaceutical’s board of directors, hire management and administrative personnel and control decisions relating to entering and performing customer contracts and other instruments. We anticipate that Aoxing Pharmaceutical will continue to be the contracting party under its customer contracts, bank loans and certain other instruments unless Shaanxi Biostar exercises its option. Global Law Office, our PRC counsel, has advised us that in their opinion the management entrustment agreement is legal and enforceable under PRC law. In exchange for causing Aoxing Pharmaceutical to enter into the management entrustment agreement, we issued an aggregate of 944,396 shares after one-for-seven reverse stock split (6,610,771 shares pre-reverse split) our common stock to the shareholders of Aoxing Pharmaceutical, which was allocated based on their respective pro rata ownership of Aoxing Pharmaceutical.

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

On May 11, 2015, following to the change in registered owners of Aoxing Pharmaceutical, a set of new agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical on the same date.

On October 29, 2014, a set of new Contractual Agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical. The agreements are merely replacement of the agreements dated October 29, 2014 and May 24, 2013, and therefore, there is no significant change in the contractual terms between the agreements dated May 11, 2015, October 29, 2014, May 24, 2013, July 9, 2010 and November 1, 2007. The existing registered owners of Aoxing Pharmaceutical, Shaanxi Biostar and Biostar had mutually agreed that no consideration would be paid upon the execution of the agreements on May 11, 2015. The interest of Biostar in Aoxing Pharmaceutical was not affected by the replacement for the Agreements.

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

The following diagram illustrates our current corporate structure:

On March 11, 2013, Aoxing Pharmaceutical entered into a supplemental agreement to the Share Transfer Agreement with all the former equity holders of Shaanxi Weinan to acquire 13 drug approval numbers which were excluded from the Share Transfer Agreement due to incomplete reregistration.  Following the execution of the supplemental agreement, the Company will acquire the ownership of the 13 drug approval numbers for which reregistration has been completed. The aggregate purchase price is RMB 66 million (approximately $10.6 million) for the 13 drug approval numbers, of which RMB 30 million (approximately $4.8 million) was paid on November 26, 2012, RMB 25 million (approximately $4.0 million) was paid on December 31, 2012 and the balance of RMB 11 million (approximately $1.8 million) shall be paid in the Company’s common stock. Based on an agreed issuance price of $7.70 per share, RMB 11 million is equivalent to 228,938 shares of common stock of the Company. The Company completed this acquisition in April 2013.

On March 10, 2014, Biostar and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with an offering (“Offering”) pursuant to which the Company agreed to sell, and the investors agreed to purchase 235,714 shares after one-for-seven reverse stock split (1,650,000 shares pre-reverse split) of the Company’s common stock and warrants to purchase up to 94,286 shares after split (660,000 shares pre-reverse split) of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agents and other estimated offering expenses payable by the Company, of approximately $4.1 million.  The warrants will be immediately exercisable upon issuance and will remain exercisable for three years thereafter at an exercise price of $3.23 per share.  The exercise price and number of shares underlying the warrants are subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The net proceeds from the offering will be used for working capital and other general corporate purposes. Moody Capital Solutions, Inc. and Axiom Capital Management, Inc. served as the placement agents for the offering. The Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-192963), which became effective on January 3, 2014, pursuant to a prospectus supplement filed with the Securities and Exchange Commission.

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

Our Business

The Company has experienced a substantial decrease in sales volume of all Aoxing Pharmaceutical Products in the year ended December 31, 2015. The foregoing decrease was due to Aoxing Pharmaceutical’s temporarily suspension of production to conduct maintenance of its production lines to renew its GMP certificates by the second quarter in 2016. While our production levels of Shaanxi Weinan products helped to offset the substantial decrease in our sales volume in the most recent fiscal quarter, our sales volume continue to remain at the present decreased levels. We currently anticipate that the production will resume in the second quarter in 2016. There is no assurance that the production lines will resume and the renewal of GMP certificates will occur when anticipated or, even if they do, we will be able to return to the production levels as anticipated.

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

Our products are derived from medicinal herbs that are either grown at our own facility or purchased from our suppliers. We rely on approximately four suppliers for our raw materials. For Fiscal 2015, we purchased most our raw materials from suppliers because most of the herbs planted at our facility were not yet ready for harvest or use.

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

Since 2013, we have improved our customer portfolio and provided subcontracting services to hospital which provides the prescription. For the year ended December 31, 2015 and 2014, the subcontracting services income to hospital contributed $12.4 million and $18.1 million, respectively.

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
OTC
Ganwang Compound Paracetamol Capsule	Colds, runny nose, sore throat, headache and fever	Relieves the symptoms of the common cold, including runny nose, sniffles and sneezing. Some patients experience symptoms of anorexia, queasiness and upset stomach after use.	OTC
Tianqi Dysmenorrhea Capsule	Dysmenorrhea	Used as Chinese traditional medicine for treatment of pain and other symptoms associated with menstruation. There are no known side effects.	OTC
Hernia Belt	Hernia	Relieves hernia, no side effects.	Medical Device
Tangning Capsule	Diabetes	Believed to treat type II diabetes	Nutrient, OTC
Yizi Capsule	Fertility	Believed to aid fertility and helps in fetal development during pregnancy.	Nutrient, OTC
Shengjing Capsule	Kidney	Believed to replenish kidney function.	Nutrient, OTC
Aoxing Ointment	Psoriasis, vitiligo and various dermatitis	Used to treat psoriasis, vitiligo and various dermatitis.	Nutrient, OTC
Jingang Tablets	For waist and knees, impotence, nocturnal emission, premature ejaculation, frequent urination	Used to protect the kidneys and increase blood flow in sexual organs by triggering production of natural hormones in the body.	Prescription
Compound Paracetamol and Amantadine Hydrochloride Tablets	Colds, influenza	Used to alleviate the symptoms of fever, headache, aching limbs, sneezing, runny nose, stuffy nose, sore throat caused by common cold and influenza.	OTC
Danxiang Rhinitis Tablets	For chronic simple rhinitis, allergic rhinitis, acute and chronic sinusitis.	Used as anti-inflammatory drug, alleviating cold symptoms, analgesic Tongqiao.	Prescription
Deafness Tongqiao pills	For hepatobiliary Huosheng, head swelling, deafness and tinnitus, pus in ears, dry stool, urine-yellow.	Used to circulate blood flow, unblock orifice, and relieve chest oppressing symptoms.	OTC

Yanlixiao Capsules	For heat syndrome bacillary dysentery, acute tonsillitis, acute and chronic bronchitis, acute gastroenteritis, acute mastitis and other infectious diseases.	Used for clearing and detoxifying, anti-inflammatory.	Prescription
Piracetam Tablets
Adapts to acute and chronic cerebrovascular disease, traumatic brain injury, memory loss, mild and moderate brain dysfunction caused by multiple reasons of a variety of toxic encephalopathy. And also for children retarded mental development.
Prescription
Huangyangning Tablets	For the patients with the symptoms of chest stuffiness and pains, Knotted and intermittent pulse; coronary heart disease, arrhythmias	Helps Qi and blood circulation; relieve pain.	Prescription
Hyperthyroidism Capsules	For the patients of hyperthyroidism with the symptoms of palpitations, sweating, irritability, dry throat, rapid pulse, and other symptoms of hyperthyroidism.	Used to improve blood circulation and suppress clustering of red blood cells and platelets.	Prescription
Zhitongtougu Ointment	Joint pain, swelling, tenderness or dysfunction.	Used for alleviating cold symptoms, blood stagnation line, tongluo and relieving pain. Also used for patients with knee, lumbar blood stasis.	OTC
Fosfomycin Calcium Capsules
Prescribes orally for the following infections caused by pathogen that is sensitive to fosfomycin  pathogens: 1. Intestinal infections: bacterial enteritis, dysentery. 2. Urinary tract infections: cystitis, pyelonephritis,urethritis. 3. Dermatology and soft tissue infections: furunculosis, hidradenitis, lymphadenitis, folliculitis. 4. Respiratory tract infection: Nasopharyngitis, tonsillitis, bronchitis. 5. Ophthalmology: hordeolum, dacryocystitis. 6. GynaeVaginitis, cervicitis.
Prescription
Wenweishu Capsules		Used to help with chronic gastritis, pain of epigastric cold.	OTC
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
Prescription
Chuzhang Zehaifu Tablets	For cataract.	Clears the abnormalities in the body, such as black bile and kidney deficiencies. Also helps with eye problems, such as redness, dry eyes, and blurred vision.	OTC
Muxiang Shunqi Pills	Abdominal pain, bloating.
Believes to promote Qi circulation and resolve dampness inside the body. Protects and strengthen the spleen and stomach. For distension, abdominal distention, nausea and vomiting, loss of appetite caused by the dampness obstructing spleen and stomach, chest and diaphragm.

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

There are two kinds of medications typically used for antivirotic treatment: interferon and ribonucleotide analog, both of which do not kill the HBV directly, but inhibit the metabolizing of HBV replication.  Their side effects, however, include damage to normal healthy cells, and they require prolonged treatment periods of more than one year and high costs. (Source: Pharmacopoeia of the People's Republic of China).

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

Market for Our Products

Based on data that we have compiled from the business intelligence service DataMonitor, over the past decade, the Chinese medicine and pharmaceutical industry has developed at an annual growth rate of over 16%, making it one of the fastest growing industries in the Chinese economy. The PRC is among the ten largest medicine manufacturing countries and medical raw materials exporting countries in the world. With approximately one-fifth of the world's population and a fast-growing gross domestic product, the PRC presents significant potential for the pharmaceutical industry. We believe that the burgeoning market provides business opportunities for us. We are pursuing opportunities in several sectors that we believe will experience growth and that we can address with our manufacturing and distribution expertise. The following is a brief overview of these potential sectors:

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

Our Customers

Our top ten customers accounted for 80% and 63% of our total sales in fiscal 2015 and 2014, respectively. Two of our top customers individually accounted for 46% and 19% respectively, and totally accounted for 65% of our net sales in fiscal 2015. Two of our top ten customers accounted for 49% of our total net sales in fiscal 2014. Please refer to our financial statements relating to Risks Concentration.

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

In Fiscal 2015, Xi’an Chinese Medicine and Herbs Factory (“Xi’an Chinese Medicine”), Shaanxi Haoyuan Chinese Medicine and Herbs Factory (“Haoyuan”) and Xianyang Wenlin Color Printing Co., Ltd. (“Wenlin”) accounted for approximately 26%, 27% and 7% of our total raw material purchase, respectively. In Fiscal 2014, Xi’an Chinese Medicine and Herbs Factory (“Xi’an Chinese Medicine”), Shaanxi Haoyuan Chinese Medicine and Herbs Factory (“Haoyuan”) and Xianyang Wenlin Color Printing Co., Ltd. (“Wenlin”) accounted for approximately 29%, 22% and 10% of our total raw material purchase, respectively.

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

Trade Mark	Term
“Yi Wen Ling” & device (Certificate: No. 1008816)	May 21, 2007 to May 20, 2017
“Zhong Ao” & device. (Certificate: No. 1728599)	March 14, 2012 to March 13, 2022
“Xin Tai Ke” & device (Certificate No. 1908333)	September 28, 2012 to September 27, 2022
“Gan Wang” & device, (Certificate No. 3001006)	November 14, 2012 to November 13, 2022
“Hei Gen” (Certificate: No. 3168882)	July 7, 2003 to July 6, 2013
“Shi Li Ming” (Certificate: No. 3180355)	August 7, 2013 to August 6, 2023
“Aoxing No.1” (Certificate: No. 3168883)	February 21, 2004 to February 20, 2024
“Cha Ge De ” & device (Certificate: No. 4770095)	December 21, 2008 to December 20, 2018
“Cha Ge De Ri” & device (Certificate: No. 1624463)	August 28, 2011 to August 27, 2021
“Ao Xing Xin Le” & device (Certificate: No. 4319027)	November 28, 2007 to November 27, 2017
“Yin Shi” & device (Certificate: No. 3650168)	November 21, 2015 to November 20, 2025
“KangbinDu” & device (Certificate: No. 3832841)	April 14, 2006 to April 13, 2016
“Shabinjun & device (Certificate: No. 3832844)	April 14, 2006 to April 13, 2016
“KangbinDu” & device (Certificate: No. 7858678)	January 14, 2011 to January 13, 2021
“XinNao No.1” (Certificate: No. 3619525)	October 14, 2015 to October 13, 2025
“Baoertong” & device (Certificate: No. 3829856)	June 14, 2006 to June 13, 2016

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

 Dividend Distribution

The principal laws, rules and regulations governing dividends paid by our PRC affiliated entities include the Company Law of the PRC (1993), as amended in 2006, Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and Wholly Foreign Owned Enterprise Law Implementation Rules (1990), as amended in 2001. Under these laws and regulations, each of our consolidated PRC entities, including wholly foreign owned enterprises, or WFOEs, and domestic companies in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities, including WFOEs and domestic companies, is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital. These reserves are not distributable as cash dividends. As of December 31, 2015, the accumulated balance of our statutory reserve funds reserves amounted to RMB 55 million (approximately $7.4 million) and the accumulated profits of our consolidated PRC entities that were available for dividend distribution amounted to RMB 130.3 million (approximately $15.9 million).

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

Employees

As of March 28, 2016, we had 430 full time employees who receive labor insurance. These employees are organized into a union under the labor laws of the PRC and can bargain collectively with us. We maintain good relations with our employees. We are required to contribute a portion of our employees' total salaries to the Chinese government's social insurance funds, including medical insurance, unemployment insurance and birth insurance and to purchase job injury insurance for employees, in accordance with relevant regulations. The government's social insurance funds account for 20% of employees' total salaries. The job injury insurance premium is about RMB 50 (approximately $7) per person. We expect the amount of our contributions to the government's social insurance funds and the cost related to job injury insurance to increase in the future as we expand our workforce and operations.

Seasonality of Sales

Sales in the first quarter are usually lower due to people traveling and taking vacations during the traditional Chinese New Year and Chinese Spring Festival holidays. Sales in the second quarter are the highest among quarters. Sales in the second and third quarters of fiscal 2015 and 2014 were approximately 52% and 16%, and 31% and 29%, respectively.

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

Risks Relating to Our Business

We Have Limited Sources of Working Capital and Will Need Substantial Additional Financing

Working capital required to implement our business plan will most likely be provided by funds obtained through offerings of our equity, debt, debt-linked securities, and/or equity-linked securities, and revenues generated by us. No assurance can be given that we will have revenues sufficient to support and sustain our operations or that we would be able to obtain equity/debt financing in the current economic environment. If we do not have sufficient working capital and are unable to generate sufficient revenues or raise additional funds, we may delay the completion of or significantly reduce the scope of our current business plan; delay some of our development and clinical or marketing efforts; postpone the hiring of new personnel; or, under certain dire financial circumstances, substantially curtail or cease our operations.
We may need substantial additional capital to fund our operations. To date, we have relied almost exclusively on organically generated revenues financing transactions to fund losses from our operations. Our inability to obtain sufficient additional financing would have a material adverse effect on our ability to implement our business plan and, as a result, could require us to significantly curtail or potentially cease our operations. At December 31, 2015, we had cash and cash equivalents of approximately $0.04 million, total current assets of approximately $16.2 million and total current liabilities of approximately $7.1 million. We will need to engage in capital-raising transactions in the near future. Such financing transactions may well cause substantial dilution to our shareholders and could involve the issuance of securities with rights senior to the outstanding shares. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of its business model, of the offering terms, etc. There is no assurance that we will be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs and to support our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our revenues and operations and the value of our common stock and common stock equivalents would be materially negatively impacted and we may cease our operations.

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

Our research and development of pharmaceutical products is subject to the regulatory approval of the SFDA. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures. Currently, three of our products, Zushima, Gan Fu Kang and Azithromycin Dispersible Tablets, have pending applications with the SFDA. Phase II clinical testing is occurring for five other products (Shenrong Capsules, Zhixuening Pian, Xiao'aiping Dispersible Tablets, Zhenbao Wan Capsules, and KunLing Wan Capsules), which expects to be completed sometime in 2012 to 2015. After phase II clinical test, these products will need to go through a phase III clinical test before they can be submitted for SFDA approval. We expect phase III clinical test for all six products will be completed sometime in 2015 to 2017. If we do not receive timely approval for any of these drugs, then production will be delayed and sales of the products may be adversely affected.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the website www.oanda.com, as of March 12, 2016, US$1 was equal to RMB 6.4945. As we rely entirely on revenue earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for Aoxing Pharmaceutical’s operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the RMB. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB; the U.S. dollar equivalent of the RMB we convert would be reduced in proportion to the amount the U.S. dollar appreciates. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

As found in “Item 3 Legal Proceedings”, the Company Chairman and Chief Executive Officer, Mr. Ronghua Wang owed personal debts to certain creditors. Under the PRC legal system, since Mr. Ronghua Wang is a major shareholder of the Company, the Courts froze certain assets of the Company in order to prevent those assets from being transferred. While the Company was not a party to the lending arrangement with the creditor, it was involved in the legal disputes as result of its association with the Chairman and Chief Executive Officer. These are legal risks related to conducting business in the PRC that are not likely to exist for companies doing business in the United States. There is no assurance that the Company’s assets will not be subject to future disputes as a result of its association to Mr. Ronghua Wang.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

The table below provides a general description of our major offices and facilities:

Location	Principal Activities	Area (Sq meter)	LUR and Lease Term
No. 588 Shiji Xi Road, Xianyang, Shaanxi Province, PRC 712000	Headquarter, GMP Facility, R&D	19,036	50-year land use right expiring in June 2056
Wuquan Village Jiangcun Town Hu Country Xi'an City	Herb cultivation	343,983	40-year land lease expiring on May 4, 2049
Weihua Road, Weinan City, Shaanxi, PRC	GMP Facility, R&D	63,851	50-year land use right expiring in August 2053

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

To the best of the Company’s present understanding, in May 2015, one of the bank accounts of Shaanxi Aoxing Pharmaceutical Company Limited was frozen as a result of actions by certain lenders (not affiliated with the Company) in their attempt to collect the outstanding balance on the personal loan to Ronghua Wang in the amount of RMB 3 million (USD$0.48 million), which loan was in default. The foregoing debt was personal debt of Ronghua Wang and no assets of Shaanxi Aoxing Pharmaceutical Company Limited were pledged to secure Mr. Wang’s obligations in connection with such personal loan. As of April 8, 2016, Ronghua Wang had partially repaid the outstanding balance of the loan, thus avoiding the Company’s land use rights and buildings being seized and auctioned with proceeds used to settle this debt. It is the Company’s present understanding that Mr. Wang is in the process of resolving this matter and settling the outstanding balance on the loan.

To the best of the Company’s present understanding, on September 1, 2015, Shaanxi Aoxing Biostar Biotech Ltd. was informed by the People’s Court of Shaanxi Province that its properties, valued at $0.54 million (RMB 3.3 million) had been transferred to Mr. Lianhe Wang (not affiliated with the Company) to settle another outstanding personal loan to Ronghua Wang in the amount of approximately RMB 5.7 million (USD$0.9 million). The foregoing debt was personal debt of Ronghua Wang and no assets of Shaanxi Aoxing Biostar Biotech Ltd. were pledged to secure Mr. Wang’s obligations in connection with such personal loan. According to the Company’s PRC legal counsel (Shaanxi Wei Yang Law Firm), this settlement was approved by the parties to the loan agreement. It is the Company’s present understanding that Mr. Wang has undertaken to repay the Company in full for the foregoing property transfer by June 2016. There is no assurance that Ronghua Wang will be able to repay his personal debts in full before his creditors take any other further legal action.

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s securities are currently trading on NASDAQ under the trading symbol “BSPM” (subject to the listing exception), which listing was approved in April 2010. Prior to that, our securities were quoted on the OTC-BB.  The market for our common stock is limited and volatile.  Set forth below are the high and low closing sale prices for the common stock for each quarter in 2014 and 2015. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2014	$8.47	$7.91
September 30, 2014	$11.76	$11.20
June 30, 2014	$10.29	$9.52
March 31, 2014	$14.49	$13.37

December 31, 2015	$2.94	$2.80
September 30, 2015	$5.04	$4.90
June 30, 2015	$7.70	$7.07
March 31, 2015	$8.89	$8.19

On March 28, 2016, the closing price of the Company’s common stock was $2.10.

Holders

As of December 31, 2015, we had 25 record holders of our common stock based upon a shareholder list provided by our transfer agent. Our transfer agent is Interwest Transfer Co., Inc. located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117, and their telephone number is (801) 272-9294.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below. Except as previously reported in the Company’s public filings made with the SEC, the Company issued no unregistered shares of Common stock during the three months ended December 31, 2015. The Company did not repurchase any of its equity securities during the quarter ended December 31, 2015.

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

Since 2013, we improved our customer portfolio and provided subcontracting services to hospital which provides the prescription. For the years ended 31 December 2015 and 2014, the subcontracting services income from the hospital contributed $12.4million and $18.6 million, respectively, to our revenue. We currently manufacture and sell twelve over-the-counter (“OTC”) medications and seventeen prescription-based pharmaceuticals which are sold and distributed in over 25 provinces and provincial-level cities throughout China. We also have exclusive supply contract with a hospital to supply six pharmaceutical products, in which there are two additions of pharmaceutical products in 2014.  Our best-selling product, Xin Ao Xing Oleanolic Acid Capsule (“Xin Aoxing Capsule”), is a state-approved OTC drug for treatment of Hepatitis B.

Agreement to co-develop new liver cancer drug

In March 2014, the Company signed a letter of intent with the Research Institute of Pharmaceuticals at Shaanxi University of Chinese Medicine to develop a new liver cancer drug based on Oleanolic Acid injection.

March 2014 Registered Offering

On March 10, 2014, the Company and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with an offering (“Offering”) pursuant to which the Company agreed to sell, and the investors agreed to purchase 235,714 shares after one-for-seven reverse stock split (1,650,000 shares pre-split) of the Company’s common stock and warrants to purchase up to 94,286 shares after split (660,000 shares pre-split) of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agents and other estimated offering expenses payable by the Company, of approximately $4.1 million.  The warrants are immediately exercisable upon issuance and remain exercisable for three years thereafter at an exercise price of $22.61 per share.  The exercise price and number of shares underlying the warrants are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain events as down-round provision. The net proceeds from the offering will be used for working capital and other general corporate purposes. Moody Capital Solutions, Inc. and Axiom Capital Management, Inc. served as the placement agents for the offering. The Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-192963), which became effective on January 3, 2014, pursuant to a prospectus supplement filed with the Securities and Exchange Commission.

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

No additional penalty was paid for the year ended 31 December 2015 and 2014.

Results of Operations

Net Sales

The following table illustrates our sales results for the years ended December 31, 2015 and 2014.

	Year ended December 31,		Increase (Decrease) due to changes in
	2015	2014	Product offering	Sales volume	Sales price
Aoxing Pharmaceutical Products
Xin Aoxing Capsule	$9,076,174	$21,193,331	$-	$(12,117,157)	$-
Other Aoxing Pharmaceutical products	3,101,887	13,785,726	-	(10,683,839)	-
Sub-total	12,178,061	34,979,057	-	(22,800,996)	-

Shaanxi Weinan products	4,151,872	7,806,259	-	(3,654,387)	-

Hospital products	12,438,549	18,631,271	-	(6,192,722)	-

Total gross sales	$28,768,482	$61,416,587	$-	$(32,648,105)	$-
Sales discount	(1,638,873)	-

Total net sales	$27,129,609	$61,416,587

For the year ended December 31, 2015, total net sales decreased by approximately $34.3 million or 55.8% compared to the year ended December 31, 2014.  The decrease was mainly attributed to decrease in sales volume as the Company’s Aoxing factory has currently stopped production until the renewal of GMP certificates has been obtained.

The Company experienced a material decrease in sales volume of all Aoxing Pharmaceutical Products in the year ended December 31, 2015 when compared to the year ended December 31, 2014, as Aoxing Pharmaceutical has temporarily stopped production to conduct maintenance of its production lines in order to renew its GMP certificates by the second quarter of 2016, allowing the production to resume in second quarter of 2016. If the Company is unable to resume production, then the Company may become insolvent.

Sales of Shaanxi Weinan’s product decreased during the year ended December 31, 2015 due to the temporarily stopped production to conduct maintenance of its production lines in order to renew its GMP certificates from first quarter to third quarter of 2015. After Shaanxi Weinan received the renewed GMP certificate in June 2015, the sales volume has been slowly climbing back to normal volume.

In order to improve the Company’s cash management, the Company intends to offer certain customers discounts on certain receivables balances to encourage faster settlement of such outstanding balances. The Company accounts for these discounts as a reduction of sales revenues. During the year 2015, the Company recognized $1,638,873 in sales discounts.

Cost of sales

The following table summarizes our cost of goods sold for the years ended December 31, 2015 and 2014:

	Year ended December 31,		Increase (Decrease) due to changes in
	2015	2014	Product offering	Sales volume	Product cost
Aoxing Pharmaceutical Products
Xin Aoxing Capsule	$1,570,515	$3,673,311	$-	$(2,102,796)	$-
Other Aoxing Pharmaceutical products	2,327,039	9,770,526	-	(7,443,487)	-
Sub-total	3,897,554	13,443,837	-	(9,546,283)	-

Shaanxi Weinan products	2,283,613	3,591,955	-	(1,308,342)	-

Hospital products	9,844,377	14,104,433	-	(4,260,056)	-

Medical device	-	-	-	-	-

Total cost of sales	$16,025,544	$31,140,225	$-	$(15,114,681)	$-

For the year ended December 31, 2015, cost of sales decreased by approximately $15.1 million or 48.5%, compared to the year ended December 31, 2014.  This decrease in costs of sales is mainly due to a proportional decrease in sales volume.

The weighted average unit cost of our products during the year ended December 31, 2015 had increased by 0.5%, as compared to the year ended December 31, 2014.

Cost margin of our hospital products was 79.1% and 75.7% for the years ended December 31, 2015 and 2014, respectively.  Management believes that the cost margin will be maintained in a stable level.

Gross Profit

The following table summarizes our gross profit for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015		2014
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin%
Aoxing Pharmaceutical Products
Xin Aoxing Capsule	$7,505,659	82.7%	$17,520,020	82.7%
Other Aoxing Pharmaceutical products	774,848	25.0%	4,015,200	29.1%
Sub-total	8,280,507	68.0%	21,535,220	61.6%

Shaanxi Weinan products	1,868,259	45%	4,214,304	54.0%

Hospital products	2,594,172	20.9%	4,526,838	15.0%

Medical device	-	-%	-	-%

Sales discount	(1,638,873)	-%	-	-%

Total gross profit	$11,104,065	40.9%	$30,276,362	49.3%

Gross profit decreased by approximately $19.2 million or 63.3% for the year ended December 31, 2015, as compared to the year of 2014. The decrease in gross profit was due primarily to the decrease in sales of all products.

The overall gross profit margin decreased to 40.9% for the year ended December 31, 2015 from 49.3% for the year ended December 31, 2014.   The decline in gross profit margin during the year 2015, as compared to the year 2014 was the result of the decline in sales as detailed in “Net Sales”. The allocation of fixed production costs also contributed to lower gross profit margins.

Operating Expenses

	Year Ended December 31,
	2015		2014
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$3,803,780	14.0%	$8,594,303	14.0%	(55.7%)
Selling expenses	4,835,398	17.8%	9,892,447	16.1%	(51.1%)
General and administrative expenses	4,648,902	17.1%	7,718,388	12.6%	(39.8%)
Research and development expenses	4,020,909	14.8%	2,766,162	4.5%	45.4%
Provision for doubtful debts	4,666,730	17.2%	-	-%	100%
Impairment loss on loan receivables	8,845,999	32.6%	-	-%	100%
Impairment loss on prepaid lease payment	1,066,115	3.9%	-	-%	100%
Impairment loss on intangible assets	2,973,796	11.0%	990,603	1.6%	(200.2%)
Construction in progress written off	-	-%	1,627,154	2.6%	(100%)
Total operating expenses	$34,861,629	128.5%	$31,589,057	51.4%	14.3%

Total operating expense increased by approximately $3.3 million or 10.4% for the year ended December 31, 2015, as compared to the year ended December 31, 2014.  The increase is attributable to increase in research and development expenses and impairment loss on intangible assets, trade receivables, loan receivables, loan interest receivables, and prepaid lease payment.

Advertising expenses accounted for 14.0% of our total net sales for the years ended December 31, 2015 and 2014. Although Advertising expenses decreased by 55.7%, the spending is proportional to the Company’s sales revenue, and the proportion has remained relatively stable from 2014 to 2015.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  Overall decrease was approximately $5.0 million or 51.1%. Selling expenses is proportional to the Company’s sales revenue, and the proportion has remained relatively stable from 2014 to 2015.

General and administrative expenses consist of salaries and wages, amortization and depreciation, stock based compensation and other general and administrative expenses. It also includes the loss on land disposal of approximately $0.6 million for land settled by the PRC Court for a legal dispute involving personal debts owed by the Company’s Chairman and Chief Executive Officer, Ronghua Wang.  During the year ended December 31, 2015, general and administrative expenses were approximately $4.6 million. The decrease in general and administrative expenses was mainly due to the decrease in expenses in tax, legal fee, and supplies correlated to the decrease in sales revenue.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate, as these projects reach different stages or project milestones.  In 2015, the Company has fully amortized the Research & Development expenses that were initially incurred in 2014. We incurred a total of approximately $4.0 million and $2.8 million in research and development expenses for the years ended December 31, 2015 and 2014, respectively.

We have incurred impairment charges for trade receivables, loan receivables, and prepaid lease payments. The Company has offered certain customers discounts on certain receivables balances to encourage faster settlement of such outstanding balances.  The impairment loss of intangible asset of $3.0 million was related to drug permits that were previously purchased by the Company; however, the Company has determined that these permits will not provide any profit in the foreseeable future. The impairment loss on trade receivables pertains to specific write offs of accounts receivables owed by customers. Impairment loss on loan receivables relates to unsecured loan provided to a third party borrower whom the Company has determined as insolvent. The Company recognized impairment loss on prepaid lease payments because the Company has decided to discontinue the growing of plants used as raw materials in the Company’s drug products.

Provision for Income Taxes

For the year ended December 31, 2015, our deferred tax expense was approximately $1.3 million. For the year ended December 31, 2014, we had an income tax expense and deferred tax benefit of approximately $1.0 million and $4.4 million, respectively.  The uniform corporate income tax rate is 25% in China. The calculation of effective tax rate includes the operating results of all our subsidiaries, including the U.S. corporate company. As of December 31, 2015, valuation allowance of approximately $7.1 million was provided in the consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of approximately $0.04 million and net working capital of approximately $9.0 million. Collection of receivables and lower production capacity from preparation for further GMP renewal certification at our Aoxing facility led to weak results in generating cash flows during the fiscal year. We have been working with the bank to extend the outstanding loans, trying to collect as much account receivables as possible, and restoring production volumes to regular levels; however, as of the time of this filing, we cannot provide any assurance that we will be able to successfully extend our loans and restore all production to regular volumes. The Company’s short-term bank loan is due on demand and the Company is in negotiations to extend this loan. As of December 31, 2015, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding product lines, research and development capabilities, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s pharmaceutical products will be the primary organic source of funds for future operating activities in 2016. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, as we may deem appropriate, we may rely on more bank borrowing, if available, as well as capital raises. There is no assurance that we will find such funding on acceptable terms, if at all.

Net cash provided by operating activities for the year ended December 31, 2015 was approximately $5.9 million. This was primarily due to our net loss of approximately $25.1 million, adjusted by non-cash related expenses including depreciation and amortization of approximately $2.3 million, recognition of research and development expenses of approximately $4.0 million, and a non-cash increase in deferred tax assets of approximately $1.3 million, and a net decrease in working capital items of approximately $6.8 million. The net decrease in working capital items was mainly due to increase in accounts receivable offset by increase in accounts and other payables, and prepaid expenses.

Net cash used in investing activities for the year ended December 31, 2015 was approximately $7.4 million, primarily consisting of approximately $8.1 million paid on intended acquisition offset by $0.8 million received from loan receivables.

Net cash used in financing activities for the year ended December 31, 2015 was approximately $0.2 million, consisting repayment for short term bank loans.

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

The following are steps the Company takes in collecting accounts receivable:

Step 1: After the payment term has been exceeded, the Company stops taking orders from the delinquent customer and allows the responsible sales person three to six months to collect the accounts receivable. Most of the accounts receivable will be collected in this step because the sales person’s compensation is tied to sales receipts. The Company’s normal sales term is 90 to 120 days credit period (2014: 90 to 120 days).

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2015:

	Payments due by period ($ million)
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development contracts	$0.8	$0.8	$-	-	-
Purchase of a health product manufacturer	4.9	4.9	-	-	-
Acquire a project for mining rights, mining assets and a mining company	0.2	0.2	-	-	-
Total contractual obligations	$5.9	$5.9	$-	-	-

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

We have audited the accompanying consolidated balance sheet of Biostar Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company signed letters of intent in November 2013 and December 2014 to acquire 100% interests in a health product manufacturer and a company in the PRC, which is principally engaged in supply of raw materials to produce health products respectively. Deposits for these intended acquisitions have been paid and included in the “Deposits” under Non-current assets and these intended acquisitions are still in progress as of December 31, 2015.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more described in Note 2 “Liquidity and Going Concern”, the Company had net decrease in cash and cash equivalents during the year and had a low cash position at December 31, 2015 and had experienced a substantial decrease in sales volume which resulting a net loss for the year. Also, part of the Company’s buildings and land use rights are subject to litigation between two independent third parties and the Company’s Chief Executive Officer, and the title of these buildings and land use rights has been seized by the PRC Courts so that the Company cannot be sold without the Court’s permission. In addition, as discussed in Note 5 “Short-term Bank Loans” to the consolidated financial statements, the Company already violated its financial covenants included in its short-term bank loans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Mazars CPA Limited
Certified Public Accountants
Hong Kong
April 14, 2016

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2015	2014

ASSETS

Current Assets
Cash and cash equivalents	$38,898	$1,685,154
Accounts receivable, net	15,814,880	26,962,078
Inventories	234,660	673,989
Deposits and other receivables	2,591	4,471,992
Income tax recoverable	76,280	67,370
Loan receivable, net	-	9,772,464
Total Current Assets	16,167,309	43,633,047

Non-current Assets
Deposits	16,099,958	8,795,218
Deferred tax assets, net	5,406,593	7,065,523
Property and equipment, net	6,810,933	8,483,113
Intangible assets, net	6,878,787	13,270,330
Total Non-Current Assets	35,196,271	37,614,184

Total Assets	$51,363,580	$81,247,231

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and other payables	$4,153,411	$5,001,086
Short-term bank loans	2,773,199	3,094,614
Valued-added tax payable	112,629	432,885
Warrants liability	59,202	383,295
Total Current Liabilities	7,098,441	8,911,880

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,210,913 shares issued and outstanding as of December 31, 2015 and 2014	2,210	2,210
Additional paid-in capital	30,316,774	30,316,774
Statutory reserve	7,354,413	7,354,413
Retained earnings	3,157,394	28,269,956
Accumulated other comprehensive income	3,434,348	6,391,998
Total Stockholders' Equity	44,265,139	72,335,351

Total Liabilities and Stockholders' Equity	$51,363,580	$81,247,231

The accompanying notes are an integral part of these consolidated financial statements

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,
2015		2014

Sales, net	$27,129,609	$61,416,587
Cost of sales	16,025,544	31,140,225
Gross profit	11,104,065	30,276,362

Operating expenses:
Advertising expenses	3,803,780	8,594,303
Selling expenses	4,835,398	9,892,447
General and administrative expenses	4,648,902	7,718,388
Research and development expenses	4,020,909	2,766,162
Impairment loss on intangible assets	2,973,796	990,603
Provision for doubtful accounts receivable	4,666,730	-
Impairment loss on loan receivables	8,845,999	-
Impairment loss on prepaid lease payment	1,066,115	-
Construction in progress written off	-	1,627,154
Total operating expenses	34,861,629	31,589,057

Loss from operations	(23,757,564)	(1,312,695)

Other (expense) income
Interest income	8,895	1,330,329
Interest expense	(283,596)	(154,547)
Fair value adjustment on warrants	324,093	577,599
Gain on disposal of intangible assets	-	-
Additional compensation received for the disposed land use rights	-	1,093,878
Other (expense) income, net	(84,544)	67
Total other (expense) income, net	(35,152)	2,847,326

(Loss) Income before income taxes	(23,792,716)	1,534,631

Provision for income tax (Income tax benefit)	1,319,846	(3,313,581)

(Loss) Net income	$(25,112,562)	$4,848,212

Foreign currency translation adjustment	(2,957,650)	(208,456)

Comprehensive (loss) income	$(28,070,212)	$4,639,756

(Loss) Earning per share
Basic	$(11.4)	$2.3
Diluted	$(11.4)	$2.3

Weighted average number of common shares outstanding
Basic	2,210,913	2,071,343
Diluted	2,210,913	2,071,343

The accompanying notes are an integral part of these consolidated financial statements

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

							Accumulated
			Additional	Deferred			Other	Total
	Common Stock		Paid-in	Stock-Based	Statutory	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Reserve	Earnings	Income	Equity
Balance, January 1, 2014	12,676,113	$12,676	$25,748,669	$(365,017)	$7,126,432	$23,649,725	$6,600,454	$62,772,939
7-to-1 Reverse Split	(10,865,199)	(10,865)	10,865	-	-	-	-	0
Stock-based compensation	164,285	164	1,655,836	365,017	-	-	-	2,021,017
Shares issuance in public offering	235,714	235	2,901,404	-	-	-	-	2,901,639
Transfer to statutory reserve	-	-	-	-	227,981	(227,981)	-	-
Net income	-	-	-	-	-	4,848,212	-	4,848,212
Foreign currency translation adjustment	-	-	-	-	-	-	(208,456)	(208,456)
Balance, December 31, 2014	2,210,913	$2,210	$30,316,774	$-	$7,354,413	$28,269,956	$6,391,998	$72,335,351

Balance, December 31, 2014	2,210,913	$2,210	$30,316,774	$-	$7,354,413	$28,269,956	$6,391,998	$72,335,351
Net (loss)	-	-	-	-	-	(25,112,562)	-	(25,112,562)
Foreign currency translation adjustment	-	-		-	-	-	(2,957,650)	(2,957,650)
Balance, December 31, 2015	2,210,913	$2,210	$30,316,774	$-	$7,354,413	$3,157,394	$3,434,348	$44,265,139

The accompanying notes are an integral part of these consolidated financial statements

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(25,112,562)	$4,848,212
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax expense (benefit)	1,332,951	(4,284,655)
Depreciation and amortization	2,320,195	3,086,188
Provision for doubtful debts	4,666,730	-
Recognition of deferred research and development expenses	4,020,909	2,766,162
Impairment loss on intangible assets	2,973,796	990,603
Impairment loss on loan receivable	8,845,999	-
Impairment loss on prepaid lease payment	1,066,115	-
Construction in progress written off	-	1,627,154
Loss on disposal of property, plant and equipment	738,834	3,275
Additional compensation received for the disposed land use rights	-	(1,093,878)
Stock-based compensation	-	2,021,017
Warrants liability	(324,093)	(577,599)
Changes in operating assets and liabilities:
Accounts receivable	5,448,178	(7,441,446)
Inventories	420,584	152,454
Deposits and other receivables	392,425	244,270
Accounts payable and accrued expenses	(602,958)	573,102
Value-added tax payable	(309,890)	90,148
Income tax payable	-	305,611
Net cash provided by operating activities	5,877,213	3,310,618

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(59,475)	(2,869,204)
Proceeds from disposal of property, plant and equipment	-	2,929
Deposit paid for research and development - Note 3(a)	-	(4,067,885)
Deposit paid for intended acquisitions - Notes 3(c) and 3(d)	(8,122,236)	(4,881,462)
Proceeds from disposal of two drug approval numbers	-	1,390,661
Receipt from loan receivable	804,182	-
Compensation received for disposed land use rights	-	1,546,822
Net cash used in investing activities	(7,377,529)	(8,878,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans	-	3,254,307
Repayment of short-term bank loans	(160,836)	(162,715)
Proceeds from stock issuance and warrants	-	3,862,533
Net cash (used in) provided by financing activities	(160,836)	6,954,125

Effect of exchange rate changes on cash and cash equivalents	14,896	218,478

Net (decrease) increase in cash and cash equivalents	(1,646,256)	1,605,082

Cash and cash equivalents, beginning balance	1,685,154	80,072
Cash and cash equivalents, ending balance	$38,898	$1,685,154

SUPPLEMENTAL DISCLOSURES:
Interest received	$8,896	$1,330,329
Interest paid	$(133,618)	$(154,547)
Income tax payments	$-	$(665,621)

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:

a)        In July 2014, the Company issued a total of 164,285 shares of common stock valued at approximately $1,656,000 to its employees – Note 6(a)

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

On November 1, 2007, Shaanxi Biostar entered into a series of agreements including a Management Entrustment Agreement, a Shareholders’ Voting Proxy Agreement, an Exclusive Option Agreement and a Share Pledge Agreement (collectively the “Agreements”) with Shaanxi Aoxing Pharmaceutical Co., Ltd. (“Aoxing Pharmaceutical”) and its registered owners (the “Transaction”). Aoxing Pharmaceutical is a corporation formed under the laws of the PRC. According to these Agreements, Shaanxi Biostar acquired management control of Aoxing Pharmaceutical whereby Shaanxi Biostar is entitled to all of the net profits of Aoxing Pharmaceutical as a management fee and is obligated to fund Aoxing Pharmaceutical’s operations and pay all of the debts. In exchange for entering into the Agreements, on November 1, 2007, the Company issued 2,833,187 shares of its common stock to Aoxing Pharmaceutical’s registered owners, representing approximately 90% of the Company’s common stock outstanding immediately after the Transaction.

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

Following the change in registered owners of Aoxing Pharmaceutical on May 24, 2013, a set of new Agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical on May 24, 2013.

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

Following the change in registered owners of Aoxing Pharmaceutical on October 29, 2014, a set of new Agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical on October 29, 2014.

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

Following the change in registered owners of Aoxing Pharmaceutical on May 11, 2015, a set of new Agreements had been entered into with all the existing registered owners of Aoxing Pharmaceutical on May 11, 2015.

The Agreements dated May 11, 2015 are merely replacements of the Agreements dated October 29, 2014 and therefore, there is no significant change in the contractual terms between the Agreements dated May 11, 2015, October 29, 2014, May 24, 2013, July 9, 2010 and November 1, 2007. The existing registered owners of Aoxing Pharmaceutical, Shaanxi Biostar and Biostar had mutually agreed that no consideration would be paid / payable upon the execution of the Agreements on May 11, 2015. The interest of Biostar in Aoxing Pharmaceutical was not and would not be affected by the replacement for the Agreements.

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

In April 2013, Aoxing Pharmaceutical executed a supplemental agreement to the Weinan Share Transfer Agreement (the “Weinan Supplemental Agreement”) with all the former equity holders of Shaanxi Weinan to acquire 13 drug approval numbers which were excluded from the Weinan Share Transfer Agreement due to incomplete re-registration.  The Company acquired ownership of the 13 drug approval numbers for which re-registration has been completed in April 2013. The aggregate purchase price was approximately $10.2 million, consisting of approximately $8.8 million in cash and 228,938 shares (after the one-for-seven reverse split of the issued and outstanding common stock of the Company effective on February 4, 2016) of the Company’s common stock, valued at approximately $1.4 million.

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

Liquidity and Going Concern

As of December 31, 2015, we had $38,898 of cash and working capital of $9,068,868. For the year ended December 31, 2015, we incurred a net loss of $25,112,562 and net cash provided by operating activities of $5,877,213. We generated cash flow from operations even though we incurred a net loss as our net loss includes certain non-cash expenses that are added back to our cash flow from operations as shown on our consolidated statements of cash flows.

We had experienced a substantial decrease in sales volume of all Aoxing Pharmaceutical Products due to the temporarily suspension of production to conduct maintenance of its production lines to renew its GMP certificates by the second quarter in 2016. While our production levels of Shaanxi Weinan products helped to offset the substantial decrease in our sales volume in the most recent fiscal quarter, our sales volume continued to remain at the present decreased levels. There is no assurance that the production lines at Aoxing will resume and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the production levels as anticipated. Our inability to regain our production levels as anticipated may have material adverse effects on our business, operations and financial performance, and the Company may become insolvent. In addition, the Company already violated its financial covenants included in its short-term bank loans as discussed in Note 5 “Short-term Bank Loans”.

During 2015, as a result of outstanding personal debts of the Chief Executive Officer, Mr. Ronghua Wang, one of the Company’s bank accounts was frozen, the Company’s properties were transferred, and the Company’s land use rights and buildings were at the risk of being seized and auctioned. As of April 8, 2016, Mr. Ronghua Wang had partially repaid the outstanding balance of the loan, thus avoiding the Company’s land use rights and buildings being seized and auctioned with proceeds used to settle this debt. Mr. Ronghua Wang intends to repay the Company in full for the loss. The Company has disclosed the above legal proceedings related to the Company to the best of its knowledge. There is no assurance that Mr. Ronghua Wang will be able to repay his personal debts in full before his creditors take any other further legal action. There is also no assurance that there will be no other cases that would put the Company’s properties at risk.

The factors discussed above raise substantial doubt as to our ability to continue as a going concern. Based on our current plans for the next twelve months, we anticipate that the sales of the Company’s pharmaceutical products in Shaanxi Weinan after having recently gained renewal of its GMP certificates, will be the primary organic source of funds for future operating activities in 2016. The Company will also make substantial efforts to collect outstanding accounts and other receivables to meet its debt obligations; we may also try to procure bank borrowing, if available, as well as capital raises through public or private offerings. There is no assurance that we will find such funding on acceptable terms, if at all. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operation in the PRC uses Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary and VIEs are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations.  For the years ended December 31, 2015 and 2014, the foreign currency translation adjustment to the Company’s other comprehensive loss were $2,957,650 and $208,456, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  As of December 31, 2015 and 2014, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

Accounts Receivable

The Company maintains provisions for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Terms of sales vary. Allowances are recorded primarily on a specific identification basis.

As of December 31, 2015 and 2014, the doubtful debt provision was approximately $4.7 million and $2.4 million, respectively.

Reverse Stock Split

On February 4, 2016, the Company effectuated a one-for-seven reverse split of its common stock; the Company’s stockholder’s equity, information on a number of shares and (loss) earnings per share has been retroactively restated to the first period presented. See Note 6(a).
Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	December 31,	December 31,
	2015	2014

Raw materials	$164,352	$380,529
Work in process	51,041	143,475
Finished goods	19,267	132,491
Goods in transit	-	17,494
	$234,660	$673,989

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

 Property and equipment consisted of the following:

	December 31,	December 31,
	2015	2014

Buildings	$2,548,537	$3,651,647
Building improvements	5,517,178	5,895,382
Machinery & equipment	1,187,421	1,224,229
Furniture & fixtures	53,192	68,853
Vehicle	111,701	119,553
Construction in progress	483,004	516,959
	9,901,033	11,476,623
Less: Accumulated depreciation	(3,090,100)	(2,993,510)
	$6,810,933	$8,483,113

As set out in Note 5, buildings with carrying value of approximately $1.2 million as of December 31, 2015 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

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

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	December 31,	December 31,
	2015	2014

Land use rights	$3,083,608	$3,521,705
Proprietary technologies	16,065,254	19,006,655
	19,148,862	22,528,360
Less: Accumulated amortization and impairment	(12,270,075)	(9,258,030)
	$6,878,787	$13,270,330

The estimated future amortization expenses related to intangible assets as of December 31, 2015 are as follows:

Years Ending December 31,

2016	$1,135,712
2017	1,135,712
2018	1,135,712
2019	1,071,108
2020	114,958
Thereafter	$2,285,585

As set out in Note 5, land use right with carrying value of approximately $2.5 million as of December 31, 2015 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

During the course of the Company’s strategic review of its drugs formula with approval numbers (i.e. “drug permits”) in 2014 after renewal of the Certificate of Good Manufacturing Practices for Pharmaceutical Products (“GMP Certificate”), the Company identified 57 out of 98 Drug Permits had no active production. In 2015, the Company had another review of its drug permits and identified 6 more permits that the Company did not have plans in the foreseeable operating periods to reconvene production. Accordingly, the Company has made full impairment loss on those drug permits. Impairment related to the 6 and 57 drug permits for the years ended December 31, 2015 and 2014 were approximately $3.0 million and $1.0 million, respectively.

Long-Lived Assets

The Company adopted ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company periodically evaluates the carrying value of long-lived assets to be held and used. Impairment loss is recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. During the year ended December 31, 2015, the Company incurred loss on disposal of property and equipment of $738,834 and included in general and administrative expenses.

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

The Company applies the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, loan receivable, and short-term bank loans, the carrying amounts approximate fair value due to their relatively short maturities. The three levels of valuation hierarchy are defined as follows:

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

The following tables present the estimated fair value of the following financial assets and liabilities of the Company:

At December 31, 2015:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$38,898	$-	$-	$38,898
Loan receivable	-	-	-	-
	$38,898	$-	$-	$38,898

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,773,199	$2,773,199

Carried at fair value:
Warrants liability	-	-	59,202	59,202
	$-	$-	$2,832,401	$2,832,401

At December 31, 2014:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$1,685,154	$-	$-	$1,685,154
Loan receivable	-	-	9,772,464	9,772,464
	$1,685,154	$-	$9,772,464	$11,457,618

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$3,094,614	$3,094,614

Carried at fair value:
Warrants liability	-	-	383,295	383,295
	$-	$-	$3,477,909	$3,477,909

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).

Fair value measurements using significant unobservable inputs (Level 3):

Liabilities:
Warrants liability as of January 1, 2015	$383,295
Change in fair value of warrants	(324,093)
Warrants liability as of December 31, 2015	$59,202

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

For the years ended December 31, 2015 and 2014, the Company recognized stock-based compensation of approximately $0 and $2.0 million, respectively.

Share Warrants

In accordance with ASC815, share warrants with term of down-round provision are initially recognized at fair value at grant date as a derivative liability. At each reporting period date, the fair value of the share warrants will be re-measured and the fair value change will be reported as gain/loss in the Consolidated Statements of Operations and Comprehensive Income.

Advertising

Advertising expense consists primarily of costs of promoting the Company’s corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the years ended December 31, 2015 and 2014, the Company incurred advertising expense of approximately $3.8 million and $8.6 million, respectively.

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

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All of the Company’s outstanding stock options (Note 6(c)) and warrants (Note 6(b)) were not included in the diluted net earnings per share calculation because they were out of the money and considered antidilutive. See “Note 8 (Loss) Earnings Per Share”.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers”, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfil a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted.  As an update to ASU 2014-09, in August 2015, the FASB issued Accounting Standards Update ASU No. 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ("ASU 2015-14"). The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2015-14 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company will adopt the accounting standard in accordance to the prescribed timeline.  The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of this the issuance of this standard.

In August 2014, the FASB issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company will adopt the standard in annual reporting periods beginning after December 15, 2016.  This standard is expected to increase the amount of disclosure for the Company in future periods.

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, “Consolidation” (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Company will adopt has adopted this standard in 2016 and is expected to be included in the Company’s consideration when carrying out its consolidation process for financial reporting purposes.

In April 2015, the FASB issued Accounting Standards Update ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for the Company retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The Company will adopt the standard and beginning applying where applicable in the first quarter of 2017.

In July 2015, the FASB issued Accounting Standards Update ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out (“LIFO”). ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company will adopt the standard in the interim and annual period after De3cember 31, 2016.  The principle if expected have impact on the Company’s financial reporting process, but it currently uncertain if the consolidated financial statements will be effected.

In September 2015, the FASB issued Accounting Standards Update ASU No. 2015-16, the guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently reviewing the provisions of this ASU 2015-16 to determine if there will be any impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Updates ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued ASU 2015-17 as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in this ASU align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements.  The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently reviewing the provisions of this ASU 2015-17 to determine if there will be any impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently reviewing the provisions of this ASU 2016-02 to determine if there will be any impact on the Company’s consolidated financial statements.

As of December 31, 2015, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 - DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	December 31,	December 31,
	2015	2014

Current portion
a) Deposits paid for research and development of new medicine	$-	$4,071,860
b) Prepaid sale commission	-	348,745
c) Other receivables and prepaid expenses	2,591	51,387
Prepaid expenses and other receivables	$2,591	$4,471,992

Non-current portion
d) Deposit paid for intended acquisition a health product material supplier	$12,402,360	$4,886,232
e) Deposit paid for intended acquisition a health product manufacturer	3,697,598	3,908,986
Deposits	$16,099,958	$8,795,218

a.
Deposits paid for research and development represents progress payment for the development of a new drug, less amounts recognized as research and development expense.  In December 2010, the Company entered into an agreement with a research institution to jointly develop a new drug for treatment of cardiovascular disease. In year 2014, the Company paid approximately $4 million as further prepaid research fee for the testing process of the new drug which to be performed in year 2015 by the research institution. The amount of approximately $4.0 million bought forward from year 2014 had been fully recognized as research and development expense during the year ended December 31, 2015 when the relevant service is provided by the research institution.

b.
The amount represents prepayment of sale commission expense to a distributor which will be used for the deduction of future sale commission payment. The amount was fully utilized during the year ended December 31, 2015.

c.
In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $12.6 million (RMB 82 million) in cash. The completion of the acquisition is subject to the completion of a valuation report and certain conditions set out in the letter of intent being met. The deposit is fully refundable if certain conditions set out in the letter of intent are not met. The remaining balance of $0.2 million (RMB 1.5 million) was expected to be settled by the second quarter of 2016.

d.
In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $8.6 million (RMB 56 million), consisting of approximately $4.6 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.0 million (RMB 26 million), the acquisition is in final stage and the Company is reviewing the draft of shares transfer agreement. It is expected to be completed in the second quarter of 2016.

Note 4 - LOAN RECEIVABLES

In November 2012, the Company advanced approximately $9.2 million (RMB 60 million) to a third party as a commercial loan, interest bearing at 13% per annum. The principal and interest were originally to be repaid on December 31, 2013. In 2013, the term of loan was extended to June 30, 2014. In 2014, the term of loan was further extended to December 31, 2015.

During the year ended December 31, 2015, the Company received approximately $0.8 million (RMB 5 million) for loan principal and no interest has been received. Therefore, no interest income has been recognized for the year 2015 and the Company recognized full impairment loss on loan receivables as the Company has determined the borrower is insolvent.

Note 5 - SHORT-TERM BANK LOANS

Short-term bank loans consisted of the followings:

		Balance as at December 31,
Inception date	Details	2015	2014

May 26, 2014	RMB 20 million, one year term loan, annual interest rate at 7.80%. During the year ended December 31, 2015, the Company repaid RMB 1 million and paid interest of RMB 0.8 million; as of December 31, 2015, the Company had cumulatively repaid RMB 2 million and recorded accrued interest expenses of RMB 0.9 million.	$2,773,199	$3,094,614

The loan is secured by (i) personal guarantee executed by a major shareholder of the Company; (ii) pledge of the Company’s buildings and land use right with carrying amount of approximately $3.7 million as of December 31, 2015 (Note 2); and the guarantee executed by Shaanxi BioStar. As of December 31, 2015, the short-term bank loan is due on demand due to violation of loan covenants, and the Company is in negotiations with the bank to extend the loans.

Note 6 - STOCKHOLDERS’ EQUITY

(a) Common stock

As of December 31, 2015 and 2014, the Company has 100,000,000 shares of common stock authorized, 2,210,913 shares issued and outstanding at par value of $0.001 per share respectively.

On February 4, 2016, the Company effectuated a one-for-seven reverse split of its common stock; the Company’s stockholder’s equity, information on number of shares and (loss) earnings per share has been retroactively restated to the first period presented.

For the year ended December 31, 2014	Shares issued	Value
i. issued to selected investors through placement agent, at $17.43 per share less financing cost	235,714	$3,862,533
ii. issued to employees based on 2013 Incentive Stock Plan, valued at $10.08 per share	164,285	1,656,000
Total common stock issued during the year ended December 31, 2014	399,999	$5,518,533

The amount of $3,862,533 relating to item (i) above is allocated to the following equity and liability:

Common stock	$235
Warrants liability - Note 6(b)	960,894
Additional paid-in-capital	2,901,404
3,862,533

The shares as issued in item (ii) above were fully vested and exercisable as of December 31, 2015 and 2014. The Company recognized $0 and $1,656,000 as stock-based compensation expense for the years ended December 31, 2015 and 2014, with respect of these shares issuance, which was included in general and administrative expenses.

(b) Warrants

In connection with a public offering (Note 6(a)i), the Company issued warrants to purchase an aggregate of 660,000 shares of common stock with a per share exercise price of $22.61. Additionally, the Company issued warrants to the placement agents to purchase 14,143 shares of common stock in the aggregate on the same terms as the warrants sold in the offering. The warrants are exercisable immediately as of the date of issuance and expiring three years from the date of issuance.

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date. Accordingly, an amount $960,894, representing the full fair value of the warrants was recognized in year 2014. As of December 31, 2015, the carrying amount of the warrants was $59, 202, being its fair value. For the years ended December 31, 2015 and 2014, a fair value adjustment of $324,093 and $577,599 reduced the carrying value of warrants was made and recorded as a gain in the Consolidated Statements of Operations and Comprehensive Income.

As of December 31, 2015 and 2014, the Company has 108,428 warrants outstanding, with weighted average exercise price of $22.61.

The following table summarizes the Company’s outstanding warrants as of December 31, 2015 and 2014.

		Outstanding as at December 31,
Expiry date	Exercise Price	2015	2014
June 30, 2014	$57.54	-	-
March 12, 2017 *	22.61	108,428	108,428
		108,428	108,428

* The Company’s recurring fair value measurements at December 31, 2015 were as follows:

	Fair Value as of December 31, 2015	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring March 2017	$59,202	$59,202

The Company determined the fair value of the warrant liability using the Binomial Model. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of the Company’s stock price.

(c) Stock Options

The following tables summarize activities for the Company’s options for the years ended December 31, 2015 and 2014.

For the Year Ended December 31, 2015
		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Outstanding at beginning of period	9,143	34.79	1.54
Granted, exercised or forfeited	-	-	-
Expired	(2,381)	-	-
Outstanding at end of period	6,762	26.39	0.54

For the Year Ended December 31, 2014
		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Outstanding at beginning of period	55,174	54.67	1.08
Granted, exercised or forfeited	-	-	-
Expired	(46,031)	58.59	-
Outstanding at end of period	9,143	34.79	1.54

For the year ended December 31, 2015, 2,381 share options were lapsed due to expiry of unexercised share options.

The options were fully vested and exercisable as of December 31, 2015 and 2014. As of December 31, 2015, there was no unrecognized compensation cost related to outstanding stock options, and the intrinsic value was close to zero because the exercise price was out-of-the-money.

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the years ended December 31, 2015 and 2014, and has recorded income tax provision for the periods.

The provision for income taxes (income tax benefit) consists of the following:

	Year Ended December 31,
	2015	2014
Current:
USA	$-	$-
PRC	-	971,074
	-	971,074
Deferred:
USA	-	-
PRC	1,319,846	(4,284,655)

Provision for income taxes (Income tax benefit)	$1,319,846	$(3,313,581)

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014

Income tax at USA statutory rate (34%)	$(8,089,523)	$521,774
Foreign rate differential	2,154,408	(324,564)
Tax effect of permanent differences due to:
Non deductible expenses	171,932	406,788
Under provision in prior year	-	464,943
Others	297,348	(6,108)
Change in valuation allowance	6,785,681	656,423
Utilization of previously unrecognized tax losses	-	(672,068)
Recognition of previously unrecognized deferred tax	-	(4,360,769)
(Income tax benefit) Provision for income taxes	$1,319,846	$(3,313,581)

For the years ended December 31, 2015 and 2014, the change in valuation allowance is mainly arise from the tax benefit on net operating loss carry forward for PRC and USA operation and the temporary differences on the carrying amount of accounts receivable, loans receivable, and intangible assets.

The deferred tax assets for the USA operation as of December 31, 2015 and 2014 consists mainly of net operating loss carry-forwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future. Components of deferred tax assets in the USA were as follows:

	December 31,	December 31,
	2015	2014

USA Tax benefit on net operating loss carry forward	$2,873,434	2,970,167
Valuation allowance	(2,873,434)	(2,970,167)
Deferred tax asset - USA	$-	$-

As of December 31, 2015 and 2014, the Company had federal and state net operating loss carry-forwards of $8.6 million and $8.7 million available to offset future taxable income in the USA respectively. The net operating loss carry-forwards will expire, if unused, in varying amounts through the year ending December 31, 2035.

The Company’s subsidiaries and VIE were incorporated in the PRC and are governed by the Income Tax Law of the PRC and various local income tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).  Components of deferred tax assets in the PRC were as follows:

	December 31,	December 31,
	2015	2014

PRC Tax benefit on net operating loss carry forward	$4,497,612	$2,992,715
Tax effect of temporary differences due to
Depreciation, amortization and impairment of assets	5,426,964	2,169,318
Provision of bad debts	1,737,314	655,168
Provision of commission expense	455,930	655,351
Others	396,126	592,971
Valuation allowance	(7,107,353)	-
Deferred tax asset - PRC	$5,406,593	$7,065,523

As of December 31, 2015, the Company had net operating loss carry-forward of approximately $17.5 million (RMB 113.5 million) available to offset future taxable income in the PRC. The net operating loss carry-forward of $10.9 million, $0.5 million, $6.1 million will expire, if unused, in the years ending December 31, 2017, 2018, 2020, respectively.

A valuation allowance against deferred tax assets of $5.4 million as of December 31, 2015 is not considered necessary because it is more likely than not the deferred tax asset will be fully realized.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2015 and 2014, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 8 – (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Years Ended December 31,
	2015	2014

Basic (loss) earnings per share:
Numerator:
Net (loss) income used in computing basic earnings per share	$(25,112,562)	$4,848,212

Denominator:
Weighted average common shares outstanding	2,210,913	2,071,343
Basic (loss) earnings per share	$(11.4)	$2.3

Diluted (loss) earnings per share:
Numerator:
Net (loss) income used in computing diluted earnings per share	$(25,112,562)	$4,848,212

Denominator:
Weighted average common shares outstanding	2,210,913	2,071,343
Diluted (loss) earnings per share	$(11.4)	$2.3

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

In accordance to ASC-260-10-50-I(c), for the years end December 31, 2015 and 2014, the Company, using the treasury stock method, determined that both the outstanding options and warrants would have been anti-dilutive if included in the denominator of the Company's dilutive loss and earnings per share calculation because they were both out of the money. Holders of either securities would not have exercised the rights under these securities; accordingly, the options and warrants have been excluded from the loss and earnings per share calculation. Details of the attributes, such a strike price and time to maturity of the options and warrants are detailed in "Note 6 Stockholder’s Equity".

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

Use of the statutory reserve fund is restricted to set off against losses, expansion of production and operation or increase in the registered capital of a company. This reserve fund is not transferable to the Company in the form of cash dividends, loans or advances, and therefore not available for distribution except in liquidation. As of December 31, 2015 and 2014, the Company’s VIE had allocated approximately $7.4 million to these non-distributable reserve funds.

Note 10 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	2014

Accumulated other comprehensive income, beginning of period	$6,391,998	$6,600,454
Change in cumulative translation adjustment	(2,957,650)	(208,456)
Accumulated other comprehensive income, end of period	$3,434,348	$6,391,998

Note 11 - COMMITMENTS

The following table illustrates the Company’s capital payment commitments as at December 31, 2015 and 2014:  (in million)

	Total capital payment commitment	December 31, 2015	December 31, 2014
a) Three agreements with certain research institutes to conduct clinical trials for two new and one existing drugs.	$2.1	$0.8	$0.8
b) In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $12.6 million (RMB 82 million) in cash.	12.6	0.2	8.5
c) In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $8.6 million (RMB 56 million), consisting of approximately $4.6 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.0 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.	8.6	4.9	5.3
Total capital payment commitment		$5.9	$14.6

Note 12 - SEGMENT INFORMATION

For the years ended December 31, 2015 and 2014, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 13 - RISKS CONCENTRATION

The following tables illustrate the Company’s risks concentration:

Sales and accounts receivable risks concentration

	Percentage of total sales during the		Percentage of total accounts receivable as at
Customer	year ended December 31,		December 31, 2015	December 31, 2014
	2015	2014

A	19%	19%	28%	12%
B	46%	30%	66%	53%
Total risks concentration	65%	49%	94%	65%

Purchase and accounts payable risks concentration

	Percentage of total purchase during the		Percentage of total accounts payable as at
Vendor	year ended December 31,		December 31, 2015	December 31, 2014
	2015	2014

C	27%	22%	0%	0%
D	26%	29%	0%	0%
E	8%	7%	0%	0%
F	7%	10%	0%	0%
Total risks concentration	68%	68%	0%	0%

Note 14 - SUBSEQUENT EVENTS

Except for one-for-seven reverse stock split effective on February 4, 2016, no other significant event occurred from December 31, 2015 to April 14, 2016, the date these consolidated financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company’s consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment the Company’s management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria. This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter of 2015 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers as of March 25, 2015.

Name	Position	Age	Date of Appointment
Ronghua Wang	Chairman, Chief Executive Officer	60	November 1, 2007
Qinghua Liu	Interim Chief Financial Officer and Director	48	November 1, 2008
Leung King-fai	Independent Director (1)(4)	42	April 7, 2011
Haipeng Wu	Independent Director (1)(2)(3)	58	July 1, 2007
Zhongyang Shang	Independent Director (1)(2)(3)	64	December 30, 2009
Shuang Gong	Secretary of Board	48	April 1, 2008
Zhenghong Wang	Chief Operating Officer	35	March 26, 2012
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

Leung King-fai has been our director since April 2011.  From February 2015 to present, Mr. Leung is an Executive Director of Creative Energy Solutions Holdings Limited, a company that offers energy saving solutions listed on the Hong Kong Stock exchange.  He is also an Independent Non-executive Director of Daisho Microline Holdings Limited, a company listed on the Hong Kong Stock exchange. From September 2010 to March 2015, Mr. Leung served as an Executive Director of Hao Wen Holdings Limited, a company listed on the Hong Kong Stock exchange. He holds a Bachelor’s degree in Commerce from Deakin University, Victoria, Australia (1996).  He is a member of the Hong Kong Institute of Certified Public Accountants and CPA Australia.  He brings his experience and expertise in the areas of accounting, corporate finance and taxation to the Board and the Company.

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

To the best of the Company’s present understanding, in May 2015, one of the bank accounts of Shaanxi Aoxing Pharmaceutical Company Limited was frozen as a result of actions by certain lenders (not affiliated with the Company) in their attempt to collect the outstanding balance on the personal loan to Ronghua Wang in the amount of RMB 3 million (USD$0.48 million), which loan was in default. The foregoing debt was personal debt of Ronghua Wang and no assets of Shaanxi Aoxing Pharmaceutical Company Limited were pledged to secure Mr. Wang’s obligations in connection with such personal loan. As of April 8, 2016, Ronghua Wang had partially repaid the outstanding balance of the loan, thus avoiding the Company’s land use rights being seized and auctioned with proceeds used to settle this debt. It is the Company’s present understanding that Mr. Wang is in the process of resolving this matter and settling the outstanding balance on the loan.

To the best of the Company’s present understanding, on September 1, 2015, Shaanxi Aoxing Biostar Biotech Ltd. was informed by the People’s Court of Shaanxi Province that its properties, valued at $0.54 million (RMB 3.3 million) had been transferred to Mr. Lianhe Wang (not affiliated with the Company) to settle another outstanding personal loan to Ronghua Wang in the amount of approximately RMB 5.7 million (USD$0.9 million). The foregoing debt was personal debt of Ronghua Wang and no assets of Shaanxi Aoxing Biostar Biotech Ltd. were pledged to secure Mr. Wang’s obligations in connection with such personal loan. According to the Company’s PRC legal counsel (Shaanxi Wei Yang Law Firm), this settlement was approved by the parties to the loan agreement. It is the Company’s present understanding that Mr. Wang has undertaken to repay the Company in full for the foregoing property transfer by June 2016. There is no assurance that Ronghua Wang will be able to repay his personal debts in full before his creditors take any other further legal action.

Except as described above, there are no other material proceedings that the Management is aware of to which any director, executive officer or affiliate of the Company, any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any associate of any such director, executive officer, affiliate or security holder is a party adverse to the Company or has a material interest adverse to the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

This discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing all persons that served as principal executive officer at any time during the fiscal year as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2015 and 2014, the named executive officers consisted of Ronghua Wang (Chief Executive Officer (Principal Executive Officer)), Qinghua Liu (Interim Chief Financial Officer (Principal Financial Officer effective from December 18, 2012), and Zhenghong Wang (Chief Operating Officer).

Name/Office	Year	Salaries ($)	Bonus ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronghua Wang	2015	17,370	-	-		-	-	17,370
Chairman, CEO (1)	2014	17,573	-	-		-	-	17,573

Qinghua Liu	2015	12,931	-	-		-	-	12,931
Interim CFO (2)	2014	11,292	-	-		-	-	11,292

Zhenghong Wang	2015	-	-	-		-	-	-
COO (3)	2014	-	-	-		-	-	-

(1)           Mr. Ronghua Wang was appointed our President and Chief Executive Officer on November 1, 2007. Mr. Wang received the compensation set forth above from Aoxing Pharmaceutical in 2015 and 2014. Mr. Wang’s cash compensation was paid in RMB which, for reporting purposes, has been converted to U.S. dollars at the conversion rate of RMB 6.2175 to one U.S. dollars for 2015, and RMB 6.1457 to one U.S. dollars for 2014.
(2)           Ms. Liu was appointed as Interim CFO on December 18, 2012. Prior to this appointment, Ms. Liu served as, and currently still remained as a member of our Board of Directors. Ms. Liu’s compensation for the years ended December 31, 2015 and 2014 is reflected in director compensation table.
(3)           Mr. Wang was appointed as the Company’s COO on March 26, 2012. Mr. Wang’s compensation for the years ended December 31, 2015 and 2014 is reflected in director compensation table.

Outstanding Equity Awards - 2015

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable*		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)*	Option Expiration Date
Zack Zibing Pan (2)	4/7/2011	3,333	(1)		41.37	4/6/2016
	4/20/2012	3,428	(2)		11.76	4/19/2017

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

The employment agreement between Aoxing and Mr. Ronghua Wang covering the 5-year term ending June 30, 2015 has expired; Shuang Gong, who serves as corporate secretary of both Aoxing Pharmaceutical and Biostar, and Amei Zhang, who was chief operating officer for both Aoxing Pharmaceutical and Biostar. The employment agreements of Ms. Gong and Ms. Zhang have the same material terms. Their employment agreements provide for a term of 5 years, year-end bonuses based on profitability of Aoxing Pharmaceutical, a salary increases based on performance, and health and insurance benefits. Aoxing Pharmaceutical may terminate the employment agreements for cause by reason of serious neglect, criminal charges, or violation of the Aoxing Pharmaceutical’s rules by the employee. The employee may terminate the employment agreement on 30-day notice and may terminate without notice in the event Aoxing Pharmaceutical violates health and safety regulations, fails to provide labor protection or fails to pay the employee.

Director Compensation

The following table provides compensation information for our directors, except for Chairman Mr. Wang whose compensation was shown in ITEM 11, during the fiscal year ended December 31, 2015:

			No-Equity	Non-Qualified Deferred
		Stock	Incentive Plan	Compensation	All other
	Fees	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)
Qinghua Liu	12,931	-	-	-	-	12,931

Haipeng Wu	9,650	-	-	-	-	9,650

King-fai Leung	9,650	-	-	-	-	9,650

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

At the annual general shareholder meeting held on November 22, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan. The maximum number of shares that may be issued under the 2013 Plan is 1,150,000 shares of our common stock. All of our employees, officers, and directors, and consultants are eligible to be granted options or restricted stock awards under the 2013 Plan. The 2013 Plan is administered by the Board, which has all the power to administer the 2013 Plan according to its terms, including the power to grant awards, determine who may be granted awards and the types and amounts of awards to be granted, prescribe award agreements, and establish programs for granting awards. As of December 31, 2015, 1,150,000 shares of common stock have been issued under the 2013 plan.

At the annual general shareholder meeting held on December 3, 2014, the Company’s shareholders approved “Biostar Pharmaceuticals, Inc. 2014 Equity Incentive Plan” (hereinafter the “2014 Plan”). The maximum number of shares that may be issued under the 2011 Plan is 850,000 shares of our common stock. Under this Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The 2014 Plan is administered by the Compensation Committee of the Board (the “Committee”), which is comprised of directors who satisfy the “non-employee director” definition under Rule 16b-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and the “outside director” definition under Section 162(m) of the Code. The Committee may delegate to an officer of the Company its authority to grant awards to employees who are not subject to Section 16 of the Exchange Act or who are not “covered employees” under Section 162(m) of the Code (collectively, the "Specified Employees"). The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan to approve the eligible persons nominated by the management of the Company to be granted awards of common stock (“Awards”) or stock options, to determine the number of Awards or stock options to be granted to an eligible person; to determine the time or times at which or stock options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; to remove or adjust any restrictions and conditions upon Awards or Stock Options; to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of April 15, 2016, there were no shares of our common stock and / or options to purchase common stock available for future issuance under the 2014 plan.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)
Equity compensation plans approved by security holders
2009 Plan*	51,746	$57.54	-
2011 Plan	3,428	11.76	38,000
2012 Plan	-	-	-
2013 Plan	-	-	-
2014 Plan	-	-	214,286
2015 Plan	-	-	214,286
Equity compensation plans not approved by security holders	-	-	-
TOTAL	55,174	$54.67	252,286

* The number of shares underlying the options and the exercise price have been adjusted retroactively to reflect the one-for-seven reverse stock split.

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information regarding the beneficial ownership of our common stock, as of March 25 2016, by:

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

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Ronghua Wang (2)	437,475	19.7%
Liu Qinghua (3)	3,953	*
Haipeng Wu (3)	952	*
Zhenghong Wang (3)	952	*
Shuang Gong (3)	6,334	*
Leung King-fai (3)	952	*
Zhongyang Shang (3)	2,381	*
All directors and executive officers of the Company (seven persons)	452,999	20.3%
 ____________________
*Less than 1%.

(1)	Unless otherwise indicated, the address for each of beneficial owner is: No. 588 Shiji Xi Avenue, Xianyang City, Shaanxi province, PRC, 712046.
(2)	Includes 10,476 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(3)	Consists of shares of common stock issuable upon exercise of stock options there were granted on October 22, 2009.

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

Except as set forth in notes to the financial statements included in this Annual Report, during the 2014 and 2015 fiscal years, the Company has not been a participant in any transaction that is reportable under Item 404(d) of Regulation S-K. The Company knows of no proposed transaction in which it will be a participant that would be reportable under Item 404(d) of Regulation S-K.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The foregoing determination by the Company was made upon approval and recommendation of the Audit Committee of the Board. On October 19, 2014, the engagement of Mazars CPA Limited (“Mazars”), located at 42nd Floor, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong, as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for the year ending December 31, 2014 was reviewed, recommended and approved by the Audit Committee effective as of November 15, 2014. The following table presents fees for professional services rendered by the Company’s prior and current independent registered public accounting firms for the fiscal years 2014 and 2015:

Services Performed	2015	2014
Audit Fees (1)	$200,000	$155,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Total Fees	$200,000	$155,000

(1)	Audit fees – the fees related to the audit of our annual financial statements and the revision of our quarterly financial statements.

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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: April 14, 2016	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: April 14, 2016	By:	/s/ Qinghua Liu
Qinghua Liu Interim Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2016	By:	/s/ Qinghua Liu
Qinghua Liu, Interim Chief Financial Officer and Director

Date: April 14, 2016	By:	/s/ Haipeng Wu
Haipeng Wu, Director

Date: April 14, 2016	By:	/s/ King-fai Leung
King-fai Leung, Director

Date: April 14, 2016	By:	/s/ Zhongyang Shang
Zhongyang Shang, Director