Form 10-Q
period 2016-03-31
Biostar Pharmaceuticals, Inc.
filed 2016-05-23
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: March 31, 2016
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

As of May 9, 2016, the Company had 2,210,913 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

BIOSTAR PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$91,482	$38,898
Accounts receivable, net	14,712,467	15,814,880
Inventories	293,441	234,660
Deposits and other receivables	2,608	2,591
Income tax recoverable	135,838	76,280
Loan receivables, net	-	-
Total Current Assets	15,235,836	16,167,309

Non-current Assets
Deposits	16,206,827	16,099,958
Deferred tax assets, net	5,442,481	5,406,593
Property and equipment, net	6,749,372	6,810,933
Intangible assets, net	6,740,676	6,878,787
Total Non-Current Assets	35,139,356	35,196,271

Total Assets	$50,375,192	$51,363,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts and other payables	$3,844,762	$4,153,411
Short-term bank loans	2,504,866	2,773,199
Value-added tax payable	40,500	112,629
Warrants liability	31,011	59,202
Total Current Liabilities	6,421,139	7,098,441

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,210,913 shares issued and outstanding as of March 31, 2016 and December 31, 2015	2,210	2,210
Additional paid-in capital	30,316,774	30,316,774
Statutory reserve	7,354,413	7,354,413
Retained earnings	2,537,053	3,157,394
Accumulated other comprehensive income	3,743,603	3,434,348
Total Stockholders' Equity	43,954,053	44,265,139

Total Liabilities and Stockholders' Equity	$50,375,192	$51,363,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Sales	$801,627	$6,908,747
Cost of sales	456,657	3,327,497
Gross profit	344,970	3,581,250

Operating expenses:
Advertising expenses	-	1,377,164
Selling expenses	323,066	1,299,717
General and administrative expenses	690,422	775,755
Research and development expenses	-	1,018,612
Total operating expenses	1,013,488	4,471,248

Loss from operations	(668,518)	(889,998)

Other (expense) income
Interest income	-	322,345
Interest expense	(38,239)	(61,455)
Fair value adjustment on warrants	28,191	(9,867)
Total other (expense) income, net	(10,048)	251,023

Loss before income taxes	(678,566)	(638,975)

Income tax benefit	58,225	478,871

Net loss	$(620,341)	$(160,104)

Other comprehensive income - foreign currency translation adjustment	309,255	381,065

Comprehensive (loss) income	$(311,086)	$220,961

Net loss per share
Basic	$(0.28)	$(0.07)
Diluted	$(0.28)	$(0.07)

Weighted average number of common shares outstanding
Basic	2,210,913	2,210,913
Diluted	2,210,913	2,210,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(620,341)	$(160,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrued interest income	-	(317,807)
Deferred tax benefit	(58,225)	(478,871)
Depreciation and amortization	316,877	487,437
Recognition of deferred research and development expenses	-	1,018,612
Warrants liability	(28,191)	9,867
Changes in operating assets and liabilities:
Accounts receivable	1,190,484	2,468,538
Inventories	(56,422)	280,628
Deposits and other receivables	-	90,837
Accounts payable and accrued expenses	(329,503)	(320,825)
Value-added tax payable	(71,857)	(243,286)
Net cash provided by operating activities	342,822	2,835,026

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit paid for intended acquisition	-	(1,629,779)
Purchase of property, plant and equipment	-	(30,646)
Net cash used in investing activities	-	(1,660,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term bank loans	(282,725)	(162,978)
Net cash used in financing activities	(282,725)	(162,978)

Effect of exchange rate changes on cash and cash equivalents	(7,513)	12,614

Net increase in cash and cash equivalents	52,584	1,024,237

Cash and cash equivalents, beginning balance	38,898	1,685,154
Cash and cash equivalents, ending balance	$91,482	$2,709,391

SUPPLEMENTAL DISCLOSURES:
Interest received	$-	$4,538
Interest paid	$(38,239)	$(61,455)

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

Liquidity and Going Concern

As of March 31, 2016, we had $91,482 of cash and working capital of $8,814,697. For the period ended March 31, 2016, we incurred a net loss of $620,341 and net cash provided by operating activities of $342,822. We generated cash flow from operations even though we incurred a net loss as (1) we collected outstanding receivables from our trade debtors; and (2) our net loss includes certain non-cash expenses that are added back to our cash flow from operations as shown on our condensed consolidated statements of cash flows.

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

During 2015, as a result of outstanding personal debts of the Chief Executive Officer, Mr. Ronghua Wang, one of the Company’s bank accounts was frozen, the Company’s properties were transferred, and the Company’s land use rights and buildings were at the risk of being seized and auctioned. As of May 9, 2016, Mr. Ronghua Wang had partially repaid the outstanding balance of the loan, thus avoiding the Company’s land use rights and buildings being seized and auctioned with proceeds used to settle this debt. Mr. Ronghua Wang intends to repay the Company in full for the loss. The Company has disclosed the above legal proceedings related to the Company to the best of its knowledge. There is no assurance that Mr. Ronghua Wang will be able to repay his personal debts in full before his creditors take any other further legal action. There is also no assurance that there will be no other cases that would put the Company’s properties at risk.

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

Unaudited Interim Financial Information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

The consolidated balance sheets and certain comparative information as of December 31, 2015 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2015 (“2015 Annual Financial Statements”), included in the Company’s 2015 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2015 Annual Financial Statements.

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operations in the PRC use the Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary and VIEs are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations.  For the period ended March 31, 2016 and 2015, the Company recognized foreign translation under other comprehensive income adjustment of a gain for $309,255 and $381,065, respectively.

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

The following tables present the estimated fair value of the following financial assets and liabilities of the Company:

At March 31, 2016 (unaudited):

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$91,482	$-	$-	$91,482

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,504,866	$2,504,866

Carried at fair value:
Warrants liability	-	-	31,011	31,011
	$-	$-	$2,535,877	$2,535,877

At December 31, 2015:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$38,898	$-	$-	$38,898

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,773,199	$2,773,199

Carried at fair value:
Warrants liability	-	-	59,202	59,202
	$-	$-	$2,832,401	$2,832,401

Warrants Liability
Value at December 31, 2015	$59,202
Fair value adjustment of warrants during the three months end March 31, 2016	(28,191)
Value at March 31, 2016	$31,011

At March 31, 2016, the fair value of the warrants liability, which are recognized as level 3 financial instruments, were calculated using the binomial model that included the following inputs: stock price of the underlying asset of $1.91, an exercise price of $22.61 expected volatility of 98.05%, risk free rate of 0.87% and time to expiration of 3 years. The change in fair value was recognized on the Company’s statements of operations during the three months ended March 31, 2016.

In accordance with ASC-820-1-50-2(g), the Company has performed a sensitivity analysis of the outstanding warrants of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the binomial model that vary overtime, namely, the volatility and the risk free rate. A 5.0% decrease in volatility would decrease the value of the warrants to $6,244; a 5.0% increase in volatility would increase the value of the warrants to $5,408. A 5.0% decrease or increase in the risk free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  As of March 31, 2016 and December 31, 2015, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

As of March 31, 2016 and December 31, 2015, the doubtful debt provision was approximately $6.8 million.

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

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	March 31,	December 31,
	2016	2015
	(unaudited)
Raw materials	$248,190	$164,352
Work in process	16,437	51,041
Finished goods	28,814	19,267
	$293,441	$234,660

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	March 31,	December 31,
	2016	2015
	(unaudited)
Buildings	$2,567,837	$2,548,537
Building improvements	5,558,958	5,517,178
Machinery & equipment	1,196,413	1,187,421
Furniture & fixtures	53,595	53,192
Vehicle	112,547	111,701
Construction in progress	486,661	483,004
	$9,976,011	$9,901,033
Less: Accumulated depreciation	(3,226,639)	(3,090,100)
	$6,749,372	$6,810,933

As set out in Note 5, buildings with carrying value of approximately $1.2 million as of March 31, 2016 and December 31, 2015 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

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

Land use rights	50 years
Proprietary technologies	10 years

 The components of finite-lived intangible assets are as follows:

	March 31,	December 31,
	2016	2015
	(unaudited)
Land use rights	$3,091,642	$3,083,608
Proprietary technologies	16,117,384	16,065,254
	19,209,026	19,148,862
Less: Accumulated amortization and impairment	(12,468,350)	(12,270,075)
	$6,740,676	$6,878,787

The estimated future amortization expenses related to intangible assets as of March 31, 2016 are as follows:

Years Ending December 31,
2016	$459,093
2017	612,125
2018	612,125
2019	612,125
2020	110,176
Thereafter	4,335,032

As set out in Note 5, land use right with carrying value of approximately $2.5 million as of March 31, 2016 and December 31, 2015 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

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

In July 2015, the FASB issued Accounting Standards Update ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out (“LIFO”). ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company will adopt the standard in the interim and annual period after December 31, 2016.  The principle if expected have impact on the Company’s financial reporting process, but it currently uncertain if the consolidated financial statements will be effected.

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

In February 2016, the FASB issued Accounting Standards Updates ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently reviewing the provisions of this ASU 2016-02 to determine if there will be any impact on the Company’s consolidated financial statements.

As of March 31, 2016, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	March 31,	December 31,
	2016	2015
Current portion	(unaudited)
Other receivables and prepaid expenses	$2,608	$2,591

Non-current portion
a) Deposits paid for intended acquisition of a health product material supplier	$12,484,685	$12,402,360
b) Deposits paid for intended acquisition of a health product manufacturer	3,722,142	3,697,598
Deposits	$16,206,827	$16,099,958

a.	In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $12.7 million (RMB 82 million) in cash. The completion of the acquisition is subject to the completion of a valuation report and certain conditions set out in the letter of intent being met. The deposit is fully refundable if certain conditions set out in the letter of intent are not met. The remaining balance of $0.2 million (RMB 1.5 million) was expected to be settled by the second quarter of 2016.

b.	In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $8.7 million (RMB 56 million), consisting of approximately $4.7 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.0 million (RMB 26 million), the acquisition is in final stage and the Company is reviewing the draft of shares transfer agreement. It is expected to be completed in the second quarter of 2016.

Note 4 – LOAN RECEIVABLES

In November 2012, the Company advanced approximately $9.2 million (RMB 60 million) to a third party as a commercial loan, interest bearing at 13% per annum. The principal and interest were originally to be repaid on December 31, 2013. In 2013, the term of loan was extended to June 30, 2014. In 2014, the term of loan was further extended to December 31, 2015.

No interest has been recognized for the three months ended March 31, 2016 as the Company recognized full impairment loss on loan receivables in 2015 as the Company has determined the borrower is insolvent.

Note 5 - SHORT-TERM BANK LOANS

Short-term bank loans consisted of the followings:

		Balance as at
Inception date	Details	March 31, 2016	December 31, 2015
		(unaudited)
May 26, 2014	RMB 20 million, one year term loan, annual interest rate at 7.80%. During the three months ended March 31, 2016, the Company repaid RMB 1.8 million and paid interest of RMB 0.8 million. As of March 31, 2016, the Company had cumulatively repaid RMB 3.8 million and recorded accrued interest expenses of RMB 0.9 million.	$2,504,866	$2,773,199

The loan is secured by (i) personal guarantee executed by a major shareholder of the Company; (ii) pledge of the Company’s buildings and land use right with aggregate carrying amount of approximately $3.7 million as of March 31, 2016 and December 31, 2015 (Note 2); and the guarantee executed by Shaanxi Biostar. As of March 31, 2016 and December 31, 2015, the short-term bank loan is due on demand due to violation of loan covenants. As of May 23, 2016, the Company is in negotiations with the bank to extend the outstanding loan balance.

Note 6 – STOCKHOLDERS’ EQUITY

(a) Common stock

As of March 31, 2016 and December 31, 2015, the Company has 100,000,000 shares of common stock authorized, 2,210,913 shares issued and outstanding at par value of $0.001 per share.

On February 4, 2016, the Company effectuated a one-for-seven reverse split of its common stock; the Company’s stockholder’s equity, information on number of shares and loss per share has been retroactively restated to the first period presented.

(b) Warrants

In connection with a public offering completed during the year ended December 31, 2014, the Company issued warrants to purchase an aggregate of 94,286 shares of common stock with a per share exercise price of $22.61. Additionally, the Company issued warrants to the placement agents to purchase 14,143 shares of common stock in the aggregate on the same terms as the warrants sold in the offering. The warrants are exercisable immediately as of the date of issuance and expiring three years from the date of issuance.

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date. Accordingly, an amount $960,894, representing the full fair value of the warrants was recognized. As of March 31, 2016, the carrying amount of the warrant was $31,011, being its fair value. For the years ended December 31, 2015 and 2014, a fair value adjustment of $324,093 and $577,599 reduced the carrying value of warrants was made and recorded as a gain in the Consolidated Statements of Operations and Comprehensive Income.  The fair value adjustment for the three months ended March 31, 2016 was a gain of $28,191.

As of March 31, 2016 and December 31, 2015, the Company has 108,428 warrants outstanding, with weighted average exercise price of $22.61.

The following table summarizes the Company’s outstanding warrants as of March 31, 2016 and December 31, 2015.

		Outstanding as at,
Expiry date	Exercise Price	March 31, 2016	December 31, 2015
March 12, 2017	22.61	108,428	108,428

(c) Stock Options

The following tables summarize activities for the Company’s options for the three months ended March 31, 2016.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2015	6,762	26.39	0.54
Balance, March 31, 2016	6,762	26.39	0.27

Vested and exercisable as at March 31, 2016	6,762	26.39	0.27

As of March 31, 2016, there was no unrecognized compensation cost related to outstanding stock options, and the intrinsic value was close to zero because the exercise price was out-of-the-money.

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the three months ended March 31, 2016 and 2015, and has recorded income tax (benefits)/provision for the periods.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the three months ended March 31, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2016 and December 31, 2015, the Company’s VIE had allocated approximately $7.4 million to these non-distributable reserve funds.

Note 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2016	2015

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(620,341)	$(160,104)

Denominator:
Weighted average common shares outstanding	2,210,913	2,210,913
Basic loss per share	$(0.28)	$(0.07)

Diluted loss per share:
Numerator:
Net loss used in computing diluted earnings per share	$(620,341)	$(160,104)

Denominator:
Weighted average common shares outstanding	2,210,913	2,210,913
Diluted loss per share	$(0.28)	$(0.07)

Dilutive securities having an anti-dilutive effect on diluted loss per share are excluded from the calculation.

In accordance to ASC-260-10-50-I(c), for the three months ended March 31, 2016 and 2015, the Company, using the treasury stock method, determined that both the outstanding options and warrants would have been anti-dilutive if included in the denominator of the Company's dilutive loss and earnings per share calculation because they were both out of the money. Holders of either security would not have exercised the rights under these securities; accordingly, the options and warrants have been excluded from the loss and earnings per share calculation. Details of the attributes, such a strike price and time to maturity of the options and warrants are detailed in "Note 6 Stockholder’s Equity".

Note 10 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015

Accumulated other comprehensive income, beginning of period	$3,434,348	$6,391,998
Change in cumulative translation adjustment	309,255	(2,957,650)
Accumulated other comprehensive income, end of period	$3,743,603	$3,434,348

Note 11 – COMMITMENTS

	Total capital payment commitment	March 31, 2016	December 31, 2015
a) Three agreements with certain research institutes to conduct clinical trials for two new and one existing drugs.	$2.1	$0.8	$0.8
b) In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $12.7 million (RMB 82 million) in cash.	12.7	0.2	0.2
c) In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $8.7 million (RMB 56 million), consisting of approximately $4.7 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.0 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.	8.7	5.0	4.9
Total capital payment commitment		$6.0	$5.9

Note 12 – SEGMENT INFORMATION

For the three months ended March 31, 2016 and 2015, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 13 – RISKS CONCENTRATION

For the three months ended March 31, 2016, one customer accounted for 100% of the Company’s total revenue. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

The following table illustrates the Company’s risks concentration:

Sales risks concentration
	Percentage of total sales during the
Customer	Three Months Ended March 31,
	2016	2015

A	100%	31%
B	0%	12%
Total risks concentration	100%	43%

Note 14 – SUBSEQUENT EVENTS

No significant event occurred from March 31, 2016 to the date these condensed consolidated financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company’s condensed consolidated financial statements.

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

You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operation’s and Risk Factors” contained in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2015.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Overview

Biostar Pharmaceuticals, Inc. (“we”, the “Company” or “Biostar”) was incorporated on March 27, 2007 in the State of Maryland. Our business operation is conducted in China primarily through our variable interest entity (“VIE”), Shaanxi Aoxing Pharmaceutical Co., Ltd. (“Aoxing Pharmaceutical”), which we control through contractual arrangements between Aoxing Pharmaceutical and our wholly owned subsidiary, Shaanxi Biostar Biotech Ltd. (“Shaanxi Biostar”). Shaanxi Weinan owns 99 drug approvals.

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

Results of Operations

Net Sales

	Three Months Ended March 31,				%
	2016		2015		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$-	-%	$3,274,385	47.4%	(100.0%)
Other Aoxing Pharmaceutical products	-	-%	381,786	5.5%	(100.0%)
Aoxing new products	-	-%	626,560	9.1%	(100.0%)
Sub-total	-	-%	4,282,731	62.0%	(100.0%)

Shaanxi Weinan Products	801,627	100.0%	426,395	6.2%	88.0%

Hospital products	-	-%	2,199,621	31.8%	(100.0%)

Total sales	$801,627	100.0%	$6,908,747	100.0%	(88.4%)

For the three months ended March 31, 2016, total net sales decreased by approximately $6.1 million or 88.4% as compared to the same period in 2015.  There were no sales for Aoxing Pharmaceutical Products and hospital products as the Company has temporarily stopped production for the maintenance of its production lines in order to renew its GMP certificates by the second quarter of 2016, allowing the production to resume in second quarter of 2016. If the Company is unable to resume production, then the Company may become insolvent.

Sales of Shaanxi Weinan’s products increased during the three months ended March 31, 2016 as compared to the same period in 2015 by $0.4 million or 88.0%. After Shaanxi Weinan received the renewed GMP certificate in June 2015, the sales volume has been slowly climbing back to normal volume.

Cost of sales

	Three Months Ended March 31,				%
	2016		2015		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$-	-%	$562,385	16.9%	(100.0%)
Other Aoxing Pharmaceutical products	-	-%	280,208	8.4%	(100.0%)
Aoxing new products	-	-%	486,688	14.6%	(100.0%)
Sub-total	-	-%	1,329,281	39.9%	(100.0%)

Shaanxi Weinan Products	456,657	100.0%	267,330	8.1%	70.8%

Hospital products	-	-%	1,730,886	52.0%	(100.0%)

Total cost of sales	$456,657	100.0%	$3,327,497	100.0%	(86.3%)

For the three months ended March 31, 2016, total cost of sales decreased by approximately $2.9 million or 86.3%, as compared to the same period in 2015.  This decrease is mainly due to the proportional decrease in sales volume.

Gross Profit

	Three Months Ended March 31,
	2016		2015
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Aoxing Pharmaceutical Products
Xin Aoxing Oleanolic Acid Capsule	$-	-%	$2,712,000	82.8%
Other Aoxing Pharmaceutical products	-	-%	101,578	26.6%
Aoxing new products	-	-%	139,872	22.3%
Sub-total	-	-%	2,953,450	69.0%

Shaanxi Weinan Products	344,970	43.0%	159,065	37.3%

Hospital products	-	-%	468,735	21.3%

Total gross profit	$344,970	43.0%	$3,581,250	51.8%

Gross profit decreased by approximately $3.2 million or 90.4% for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in gross profit was due primarily to the decrease in sales volume.

The overall gross profit margin decreased to 43.0% for the three months ended March 31, 2016 from 51.8% for the same period in 2015. The decline in gross profit margin during the period in 2016, as compared to the same period in 2015 was the result of the decline in sales as detailed in “Net Sales”. The allocation of fixed production cost also contributed to lower gross profit margins.

Operating Expenses

	Three months ended March 31,
	2016		2015
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$-	-%	$1,377,164	20.0%	(100.0%)
Selling expenses	323,066	40.3%	1,299,717	18.8%	(75.1%)
General and administrative expenses	690,422	86.1%	775,755	11.2%	(8.6%)
Research and development expenses	-	-%	1,018,612	14.7%	(100.0%)
Total operating expenses	$1,013,488	126.4%	$4,471,248	64.7%	(77.3%)

Total operating expenses decreased by approximately $3.5 million or 77.3% for the three months ended March 31, 2016, as compared to the same period last year.

In anticipation of reduced sales volume as result of decreased production capacity, the Company temporarily suspended all advertising and research activities during the three months ended March 31, 2016.

Selling expenses consist mostly of salesman salaries, commission and other selling expenses.  Overall decrease was approximately $0.9 million or 75.1%.  The Company’s accrued selling expenses are correlated with the Company’s sales; accordingly, with the reduced sales as function of the maintenance of the production line, the Company’s selling expenses decreased as well.

General and administrative expenses consist of salaries and wages, amortization and depreciation, stock-based compensation and other general and administrative expenses. During the three months ended March 31, 2016, general and administrative expenses stayed relatively stable as compared to the same period in 2015.

 Provision for Income Taxes

For the three months ended March 31, 2016 and 2015, we had income tax benefit of approximately $0.06 million and $0.5 million, respectively. The uniform corporate income tax rate is 25% in China. The calculation of effective tax rate includes the operating results of all our subsidiaries and the U.S. parent company. As of March 31, 2016, valuation allowance of approximately $7.3 million was provided in the condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of approximately $0.09 million and net working capital of approximately $8.8 million. Collection of receivables and lower production capacity from preparation for further GMP renewal certification at our Aoxing facility led to weak results in generating cash flows during the fiscal year. We have been working with the bank to extend the outstanding loans, trying to collect as much account receivables as possible, and restoring production volumes to regular levels; however, as of the time of this filing, we cannot provide any assurance that we will be able to successfully extend our loans and restore all production to regular volumes. The Company’s short-term bank loan is due on demand and the Company is in negotiations to extend this loan. There is no assurance that the Company will be able to extend this loan as intended. If the Company is unable to extend this loan and/or obtain additional sources of financing, its operations will be materially negatively affected and it may have to curtail or cease its operations. As of March 31, 2016, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC. These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

Net cash provided by operating activities for the three months ended March 31, 2016 was approximately $0.3 million. The Company’s decrease in operating cash flows was primarily caused by decrease in accounts receivables and the reduction in the Company’s inventory.  The decrease in operating cash flows were also a result of reduction in accounts payable and VAT payable resulting in outflows of $0.4 million and $0.1 million, respectively.

Net cash used in financing activities for the three months ended March 31, 2016 was approximately $0.3 million which was the result of the Company’s repayment of short term bank borrowings.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2016:

	Payments due by period ($ million)
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development contracts	0.8	0.8	-	-	-

Payment for intended acquisition of a health product material supplier	0.2	0.2	-	-	-

Short-term bank loans			-	-	-

Payment for intended acquisition of a health product manufacturer	5.0	5.0	-	-	-

Total contractual obligations	$6.0	6.0	$-	-	-

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

To the best of the Company’s present understanding, in May 2015, one of the bank accounts of Shaanxi Aoxing Pharmaceutical Company Limited was frozen as a result of actions by certain lenders (not affiliated with the Company) in their attempt to collect the outstanding balance on the personal loan to Mr. Ronghua Wang in the amount of RMB 3 million (USD$0.48 million), which loan was in default. The foregoing debt was personal debt of Mr. Ronghua Wang and no assets of Shaanxi Aoxing Pharmaceutical Company Limited were pledged to secure Mr. Wang’s obligations in connection with such personal loan. As of May 9, 2016, Mr. Ronghua Wang had partially repaid the outstanding balance of the loan, thus avoiding the Company’s land use rights and buildings be seized and auctioned with proceeds used to settle this debt. It is the Company’s present understanding that Mr. Wang is in the process of resolving this matter and settling the outstanding balance on the loan.

To the best of the Company’s present understanding, on September 1, 2015, Shaanxi Aoxing Biostar Biotech Ltd. was informed by the People’s Court of Shaanxi Province that its properties, valued at $0.54 million (RMB 3.3 million) had been transferred to Mr. Lianhe Wang (not affiliated with the Company) to settle another outstanding personal loan to Mr. Ronghua Wang in the amount of approximately RMB 5.7 million (USD$0.9 million). The foregoing debt was personal debt of Mr. Ronghua Wang and no assets of Shaanxi Aoxing Biostar Biotech Ltd. were pledged to secure Mr. Wang’s obligations in connection with such personal loan. According to the Company’s PRC legal counsel (Shaanxi Wei Yang Law Firm), this settlement was approved by the parties to the loan agreement. It is the Company’s present understanding that Mr. Wang has undertaken to repay the Company in full for the foregoing property transfer by June 2016. There is no assurance that Mr. Ronghua Wang will be able to repay his personal debts in full before his creditors take any other further legal action.

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

Item 1A. Risk Factors.

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.

If we are unable to renew our GMP certificates and subsequently achieve anticipated production levels, our operations may be materially adversely affected.

The Company has experienced a substantial decrease in sales volume of all Aoxing Pharmaceutical Products in the year ended December 31, 2015 and for the three months ended March 31, 2016. This decrease was due to Aoxing Pharmaceutical’s temporarily suspension of production to conduct maintenance of its production lines to renew its GMP certificates which is currently anticipated to be completed in the second quarter of 2016. While our production levels of Shaanxi Weinan products helped to offset the substantial decrease in our sales volume in the most recent fiscal quarter, our sales volume continue to remain at the present decreased levels. We currently anticipate that the production will resume in the second quarter of 2016. However, there is no assurance that the production lines at Aoxing will resume as anticipated and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the anticipated production levels. Our inability to regain the anticipated production levels may have material adverse effects on our business, operations and financial performance, and may render the Company insolvent.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: May 23, 2016	By:	/s/ Ronghua Wang
Ronghua Wang, Chief Executive Officer and President (Principal Executive Officer)

Date: May 23, 2016	By:	/s/ Qinghua Liu
Qinghua Liu, Interim Chief Financial Officer (Principal Financial and Accounting Officer)