Form 10-Q
period 2016-06-30
Biostar Pharmaceuticals, Inc.
filed 2016-08-22
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: June 30, 2016
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

As of August 18, 2016, the Company had 2,210,913 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

BIOSTAR PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$207,110	$38,898
Accounts receivable, net	7,751,439	15,814,880
Inventories	317,265	234,660
Deposits and other receivables	2,534	2,591
Income tax recoverable	74,527	76,280
Loan receivables, net	-	-
Total Current Assets	8,352,875	16,167,309

Non-current Assets
Deposits	15,730,016	16,099,958
Deferred tax assets, net	5,282,360	5,406,593
Property and equipment, net	6,406,336	6,810,933
Intangible assets, net	6,284,740	6,878,787
Total Non-Current Assets	33,703,452	35,196,271

Total Assets	$42,056,327	$51,363,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts and other payables	$3,840,975	$4,153,411
Short-term bank loans	2,431,172	2,773,199
Value-added tax payable	4,903	112,629
Warrants liability	14,854	59,202
Total Current Liabilities	6,291,904	7,098,441

Commitment and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,210,913 shares issued and outstanding as of June 30, 2016 and December 31, 2015	2,210	2,210
Additional paid-in capital	30,316,774	30,316,774
Statutory reserve	7,354,413	7,354,413
Retained earnings	(4,365,395)	3,157,394
Accumulated other comprehensive income	2,456,421	3,434,348
Total Stockholders’ Equity	35,764,423	44,265,139

Total Liabilities and Stockholders’ Equity	$42,056,327	$51,363,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Sales, net	$620,138	$14,176,234	$1,421,765	$21,084,981
Cost of sales	321,250	8,237,555	777,907	11,565,052
Gross profit	298,888	5,938,679	643,858	9,519,929

Operating expenses:
Advertising expenses	-	2,491,577	-	3,868,741
Selling expenses	290,047	2,310,314	613,113	3,610,031
General and administrative expenses	539,433	1,183,795	1,229,856	1,959,550
Provision for doubtful debt	6,329,711	-	6,329,711	-
Research and development expenses	-	1,026,177	-	2,044,789
Total operating expenses	7,159,191	7,011,863	8,172,680	11,483,111

Loss from operations	(6,860,303)	(1,073,184)	(7,528,822)	(1,963,182)

Other income	-	2,080	-	2,080
Interest income	-	320,680	-	643,025
Interest expense	(76)	(1,396)	(38,315)	(62,851)
Fair value adjustment on warrants	16,156	90,321	44,348	80,454
Total other income, net	16,080	411,685	6,033	662,708

Loss before income taxes	(6,844,223)	(661,499)	(7,522,789)	(1,300,474)

Income tax expenses (benefits)	58,225	(169,072)	-	(647,943)

Net loss	$(6,902,448)	$(492,427)	$(7,522,789)	$(652,531)

Foreign currency translation adjustment	(1,287,182)	279,920	(977,927)	660,985

Comprehensive (loss) income	$(8,189,630)	$(212,507)	$(8,500,716)	$8,454

Net loss per share
Basic	$(3.12)	$(0.22)	$(3.40)	$(0.30)
Diluted	$(3.12)	$(0.22)	$(3.40)	$(0.30)

Weighted average number of common shares outstanding
Basic	2,210,913	2,210,913	2,210,913	2,210,913
Diluted	2,210,913	2,210,913	2,210,913	2,210,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,522,789)	$(652,531)
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest income	-	(318,987)
Deferred tax benefit	-	(647,943)
Depreciation and amortization	512,863	977,876
Recognition of deferred research and development expenses	-	1,022,395
Allowance for doubtful debts	6,329,711	-
Warrants liability	(44,348)	(80,454)
Provision for sales discounts	-	1,149,652

Changes in operating assets and liabilities:
Accounts receivable	1,497,574	(2,882,616)
Inventories	(89,451)	161,123
Deposits and other receivables	-	821,318
Accounts payable and accrued expenses	(223,052)	732,542
Value-added tax payable	(106,875)	157,183
Net cash provided by operating activities	353,633	439,558

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit paid for intended acquisition	-	(1,635,831)
Purchase of property, plant and equipment	-	(30,760)
Net cash used in investing activities	-	(1,666,591)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term bank loans	(282,903)	(188,121)
Net cash used in financing activities	(282,903)	(188,121)

Effect of exchange rate changes on cash and cash equivalents	97,482	43,320

Net increase (decrease) in cash and cash equivalents	168,212	(1,371,834)

Cash and cash equivalents, beginning balance	38,898	1,685,154
Cash and cash equivalents, ending balance	$207,110	$313,320

SUPPLEMENTAL DISCLOSURES:
Interest received	$-	$5,015
Interest paid	$(38,315)	$(59,867)

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

On November 1, 2007, Shaanxi Biostar entered into a series of agreements including a Management Entrustment Agreement, a Shareholders’ Voting Proxy Agreement, an Exclusive Option Agreement and a Share Pledge Agreement (collectively the “Agreements”) with Shaanxi Aoxing Pharmaceutical Co., Ltd. (“Aoxing Pharmaceutical”) and its registered owners (the “Transaction”). Aoxing Pharmaceutical is a corporation formed under the laws of the PRC. According to these Agreements, Shaanxi Biostar acquired management control of Aoxing Pharmaceutical whereby Shaanxi Biostar is entitled to all of the net profits of Aoxing Pharmaceutical as a management fee and is obligated to fund Aoxing Pharmaceutical’s operations and pay all of the debts. In exchange for entering into the Agreements, on November 1, 2007, the Company issued 19,832,311 shares (representing 944,396 shares, after the one-for-three reverse split of the issued and outstanding common stock of the Company effective on April 3, 2012 and the one-for-seven reverse split of the issued and outstanding common stock of the Company effective on February 4, 2016) of its common stock to Aoxing Pharmaceutical’s registered owners, representing approximately 90% of the Company’s common stock outstanding immediately after the Transaction.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Liquidity and Going Concern

As of June 30, 2016, we had cash of $207,110 and net working capital of $2,060,971. For the period ended June 30, 2016, we reported a net loss of $7,522,789 and net cash provided by operating activities of $353,633. We generated cash flow from operations even though we incurred a net loss as (1) we collected outstanding receivables from our trade debtors; and (2) our net loss includes certain non-cash expenses that are added back to our cash flow from operations as shown on our condensed consolidated statements of cash flows.

We had experienced a substantial decrease in sales volume of all Aoxing Pharmaceutical Products due to the temporarily suspension of production to conduct maintenance of its production lines to renew its GMP certificates from 2015. While our production levels of Shaanxi Weinan products, being sold to a single customer as detailed in Note 13, helped to offset the substantial decrease in our sales volume in the most recent fiscal quarter, our sales volume continued to remain at the present decreased levels. There is no assurance that the production lines at Aoxing will resume and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the production levels as anticipated. Our inability to regain our production levels as anticipated may have material adverse effects on our business, operations and financial performance, and the Company may become insolvent. In addition, the Company already violated its financial covenants included in its short-term bank loans as discussed in Note 5 “Short-term Bank Loans”.

During 2015, as a result of outstanding personal debts of the Chief Executive Officer, Mr. Ronghua Wang, one of the Company’s bank accounts was frozen, title of three residential properties of the Company had been transferred, and certain buildings and land use rights are currently seized by the court but have not been transferred to the lender. As of June 30, 2016, Mr. Ronghua Wang had partially repaid the outstanding balance of the loan, thus avoiding the Company’s land use rights and buildings being auctioned with proceeds used to settle this debt. Mr. Ronghua Wang intends to repay the Company in full for the loss. The Company has disclosed the above legal proceedings related to the Company to the best of its knowledge. There is no assurance that Mr. Ronghua Wang will be able to repay his personal debts in full before his creditors take any other further legal action. There is also no assurance that there will be no other cases that would put the Company’s properties at risk.

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operations in the PRC use the Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary and VIEs are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations.  For the period ended June 30, 2016 and 2015, the Company recognized foreign translation under other comprehensive income adjustment of a loss for $977,927 and a gain for $660,985, respectively.

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

The following tables present the estimated fair value of the following financial assets and liabilities of the Company:

At June 30, 2016:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$207,110	$-	$-	$207,110

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,431,172	$2,431,172

Carried at fair value:
Warrants liability	-	-	14,854	14,854
	$-	$-	$2,446,026	$2,446,026

At December 31, 2015:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$38,898	$-	$-	$38,898

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,773,199	$2,773,199

Carried at fair value:
Warrants liability	-	-	59,202	59,202
	$-	$-	$2,832,401	$2,832,401

Warrants Liability
Value at December 31, 2015	$59,202
Fair value adjustment of warrants during the three months end June 30, 2016	(44,348)
Value at June 30, 2016	$14,854

At June 30, 2016, the fair value of the warrants liability, which are recognized as level 3 financial instruments, were calculated using the binomial model that included the following inputs: stock price of the underlying asset of $4.42, an exercise price of $22.61 expected volatility of 111.33%, risk free rate of 0.71% and initial time to expiration of 3 years. The change in fair value was recognized on the Company’s statement of operations during the six months ended June 30, 2016.

In accordance with ASC-820-1-50-2(g), the Company has performed a sensitivity analysis of the outstanding warrants of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the binomial model that vary overtime, namely, the volatility and the risk free rate. A 5.0% decrease in volatility would decrease the value of the warrants to $4,229; a 5.0% increase in volatility would increase the value of the warrants to $3,578. A 5.0% decrease or increase in the risk free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

Use of Estimates

The preparation of the consolidated financial statements in conformity with the GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, impairment, inventory allowance, taxes and contingencies.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of six months or less.  As of June 30, 2016 and December 31, 2015, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

Accounts Receivable

The Company maintains allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these allowances. Terms of sales vary. Allowances are recorded primarily on a specific identification basis.

As of June 30, 2016 and December 31, 2015, the allowance for doubtful debts was approximately $13.0 million and $6.8 million respectively.

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

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	June 30,	December 31,
	2016	2015
	(unaudited)
Raw materials	$255,834	$164,352
Work in process	39,327	51,041
Finished goods	22,104	19,267
	$317,265	$234,660

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	June 30,	December 31,
	2016	2015
	(unaudited)
Buildings	$2,481,729	$2,548,537
Building improvements	5,372,548	5,517,178
Machinery & equipment	1,156,293	1,187,421
Furniture & fixtures	51,798	53,192
Vehicle	108,772	111,701
Construction in progress	470,342	483,004
	$9,641,482	$9,901,033
Less: Accumulated depreciation	(3,235,146)	(3,090,100)
	$6,406,336	$6,810,933

As set out in Note 5, buildings with carrying value of approximately $1.2 million as of June 30, 2016 and December 31, 2015 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. The Company’s land use rights will expire between 2053 and 2056. The Company’s proprietary technologies include land use rights and drug approvals and permits. All of the Company’s intangible assets are subject to amortization with estimated useful lives of:

Land use rights	50 years
Proprietary technologies	10 years

 The components of finite-lived intangible assets are as follows:

	June 30,	December 31,
	2016	2015
	(unaudited)
Land use rights	$2,999,308	$3,083,608
Proprietary technologies	15,518,238	16,065,254
	18,517,546	19,148,862
Less: Accumulated amortization and impairment	(12,232,806)	(12,270,075)
	$6,284,740	$6,878,787

The estimated future amortization expenses related to intangible assets as of June 30, 2016 are as follows:

Years Ending December 31,
2016	$292,169
2017	584,338
2018	584,338
2019	584,338
2020	105,175
Thereafter	4,134,382

As set out in Note 5, land use right with carrying value of approximately $2.2 million as of June 30, 2016 and December 31, 2015 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers”, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfil a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. As an update to ASU 2014-09, in August 2015, the FASB issued Accounting Standards Update ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”). The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15,2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2015-14 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company will adopt the accounting standard in accordance to the prescribed timeline. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of this the issuance of this standard.

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, “Consolidation” (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

As of June 30, 2016, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	June 30,	December 31,
	2016	2015
Current portion
Other receivables and prepaid expenses	$2,534	$2,591

Non-current portion
a) Deposits paid for intended acquisition of a health product material supplier	$12,117,381	$12,402,360
b) Deposits paid for intended acquisition of a health product manufacturer	3,612,635	3,697,598
Deposits	$15,730,016	$16,099,958

a.	In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $12.3 million (RMB 82 million) in cash. The completion of the acquisition is subject to the completion of a valuation report and certain conditions set out in the letter of intent being met. The deposit is fully refundable if certain conditions set out in the letter of intent are not met. The remaining balance of $0.2 million (RMB 1.5 million) was yet to settle by June 30, 2016.

b.	In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $8.7 million (RMB 56 million), consisting of approximately $4.7 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.0 million (RMB 26 million), the acquisition is in final stage and the Company is reviewing the draft of shares transfer agreement. It was yet to complete by June 30, 2016.

Note 4 – LOAN RECEIVABLES

In November 2012, the Company advanced approximately $9.2 million (RMB 60 million) to a third party as a commercial loan, interest bearing at 13% per annum. The principal and interest were originally to be repaid on December 31, 2013. In 2013, the term of loan was extended to June 30, 2014. In 2014, the term of loan was further extended to December 31, 2015.

No interest has been recognized for the six months ended June 30, 2016 as the Company recognized full impairment loss on loan receivables in 2015 as the Company has determined the borrower is insolvent.

Note 5 – SHORT-TERM BANK LOANS

Short-term bank loans consisted of the followings:

		Balance as at
Inception date	Details	June 30, 2016	December 31, 2015

May 26, 2014	RMB 20 million, one year term loan, annual interest rate at 7.80%. During the six months ended June 30, 2016, the Company paid interest of RMB 0.3 million. As of June 30, 2016, the Company had cumulatively repaid RMB 3.8 million and recorded accrued interest expenses of RMB 0.9 million.	$2,431,172	$2,773,199

The loan is secured by (i) personal guarantee executed by a major shareholder of the Company; (ii) pledge of the Company’s buildings and land use right with carrying amount of approximately $3.4 million as of June 30, 2016 and December 31, 2015 (Note 2); and the guarantee executed by Shaanxi Biostar. As of June 30, 2016 and December 31, 2015, the short-term bank loan is due on demand due to violation of loan covenants. As of August 18, 2016, the Company is in negotiations with the bank to extend the outstanding loan balance.

Note 6 – STOCKHOLDERS’ EQUITY

(a) Common stock

As of June 30, 2016 and December 31, 2015, the Company has 100,000,000 shares of common stock authorized, 2,210,913 shares issued and outstanding at par value of $0.001 per share.

On February 4, 2016, the Company effectuated a one-for-seven reverse split of its common stock; the Company’s stockholder’s equity, information on number of shares and loss per share has been retroactively restated to the first period presented.

(b) Warrants

In connection with a public offering completed during the year ended December 31, 2014, the Company issued warrants to purchase an aggregate of 94,286 shares of common stock with a per share exercise price of $22.61. Additionally, the Company issued warrants to the placement agents to purchase 14,142 shares of common stock in the aggregate on the same terms as the warrants sold in the offering. The warrants are exercisable immediately as of the date of issuance and expiring three years from the date of issuance.

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date. Accordingly, an amount $960,894, representing the full fair value of the warrants was recognized. As of June 30, 2016, the carrying amount of the warrant was $14,854, being its fair value. For the years ended December 31, 2015 and 2014, a fair value adjustment of $324,093 and $577,599 reduced the carrying value of warrants was made and recorded as a gain in the Consolidated Statements of Operations and Comprehensive Income. The fair value adjustment for the six months ended June 30, 2016 was a gain of $44,348.

As of June 30, 2016 and December 31, 2015, the Company has 108,428 warrants outstanding, with weighted average exercise price of $22.61.

The following table summarizes the Company’s outstanding warrants as of June 30, 2016 and December 31, 2015.

		Outstanding as at,
Expiry date	Exercise Price	June 30, 2016	December 31, 2015
March 12, 2017	22.61	108,428	108,428

(c) Stock Options

The following tables summarize activities for the Company’s options for the six months ended June 30, 2016.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2015	6,762	26.39	0.54
Expires	(3,333)	41.37	-
Balance, June 30, 2016	3,429	11.76	0.75

Vested and exercisable as at June 30, 2016	3,429	11.76	0.75

As of June 30, 2016, there was no unrecognized compensation cost related to outstanding stock options, and the intrinsic value was close to zero because the exercise price was out-of-the-money.

Note 7 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the six months ended June 30, 2016 and 2015, and has recorded income tax (benefits)/provision for the periods.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the six months ended June 30, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2016 and December 31, 2015, the Company’s VIE had allocated approximately $7.4 million to these non-distributable reserve funds.

Note 9 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(6,902,448)	$(492,427)	$(7,522,789)	$(652,531)

Denominator:
Weighted average common shares outstanding	2,210,913	2,210,913	2,210,913	2,210,913
Basic loss per share	$(3.12)	$(0.22)	$(3.40)	$(0.30)

Diluted loss per share:
Numerator:
Net loss used in computing diluted earnings per share	$(6,902,448)	$(492,427)	$(7,522,789)	$(652,531)

Denominator:
Weighted average common shares outstanding	2,210,913	2,210,913	2,210,913	2,210,913
Diluted (loss) earnings per share	$(3.12)	$(0.22)	$(3.40)	$(0.30)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

In accordance to ASC-260-10-50-1(c), for the three and six months ended June 30, 2016, the Company, using the treasury stock method, determined that both the outstanding options and warrants would have been anti-dilutive if included in the denominator of the Company’s dilutive loss and earnings per share calculation because they were both out of the money. Holders of either securities would not have exercised the rights under these securities; accordingly, the options and warrants have been excluded from the loss and earnings per share calculation.  Details of the attributes, such a strike price and time to maturity of the options and warrants are detailed in “Note 6 Equity”.
Note 10 – OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
	2016	2015

Accumulated other comprehensive income, beginning of period	$3,434,348	$6,391,998
Change in cumulative translation adjustment	(977,927)	(2,957,650)
Accumulated other comprehensive income, end of period	$2,456,421	$3,434,348

Note 11 – COMMITMENTS

	Total capital payment commitment	June 30, 2016	December 31, 2015
a) Three agreements with certain research institutes to conduct clinical trials for two new and one existing drugs.	$2.0	$0.8	$0.8
b) In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $12.3 million (RMB 82 million) in cash.	12.3	0.2	0.2
c) In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $8.7 million (RMB 56 million), consisting of approximately $4.7 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.0 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.	8.7	5.1	4.9
Total capital payment commitment		$6.1	$5.9

Note 12 – SEGMENT INFORMATION

For the six months ended June 30, 2016 and 2015, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 13 – RISKS CONCENTRATION

For the six months ended June 30, 2016, two customers accounted for 100% of the Company’s total revenue. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

The following table illustrates the Company’s risks concentration:

Sales risks concentration
	Percentage of total sales during the
Customer	Six Months Ended June 30,
	2016	2015

A	0%	42%
B	100%	8%
Total risks concentration	100%	50%

Note 14 – SUBSEQUENT EVENTS

No significant event occurred from June 30, 2016 to the date these consolidated financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company’s condensed consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “predict,” “potential,” “continue,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the management on the date hereof.   Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

Prior to suspension of our production in order to conduct maintenance of such lines to renew our GMP certificates (as discussed below), we manufactured and sold twelve over-the-counter (“OTC”) medications and seventeen prescription-based pharmaceuticals which were sold and distributed in over 25 provinces and provincial-level cities throughout China.

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

Results of Operations

Net Sales

	Three Months Ended June 30,				%
	2016		2015		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$-	-%	$5,838,067	41.2%	(100.0%)
Other Aoxing Pharmaceutical products	-	-%	2,109,381	14.9%	(100.0%)
Sub-total	$-	-%	$7,947,448	56.1%	(100.0%)

Shaanxi Weinan Products	620,138	100.0%	153,925	1.1%	302.9%

Hospital products	-	-%	7,219,943	50.9%	(100.0%)

Subtotal	$620,138	100.0%	$15,321,316	50.9%	(96.0%)

Less provision for sales discount	$-	-%	$(1,145,082)	(8.1%)	(100.0%)

Net sales	$620,138	100.0%	$14,176,234	100.0%	(95.6%)

For the three months ended June 30, 2016, total net sales decreased by approximately $13.6 million or 95.6% as compared to the same period in 2015.  There were no sales for Aoxing Pharmaceutical Products and hospital products as the Company has temporarily stopped production for the maintenance of its production lines in order to renew its GMP certificates, allowing the production to resume in second half of 2016. If the Company is unable to resume production, then the Company may become insolvent.

Sales of Shaanxi Weinan’s products increased during the three months ended June 30, 2016 as compared to the same period in 2015 by $0.4 million or 302.9%. The sales volume has been increased when compared to the normal sales volume for three months ended June 30, 2016 as Shaanxi Weinan has just received the renewed GMP certificate in June 2015.

	Six Months Ended June 30,				%
	2016		2015		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$-	-%	$9,112,452	43.2%	(100.0%)
*Other Aoxing Pharmaceutical products	-	-%	3,117,727	14.8%	(100.0%)
Sub-total	-	-%	12,230,179	58.0%	(100.0%)

Shaanxi Weinan Products	1,421,765	100.0%	580,320	2.8%	145.0%

Hospital products	-	-%	9,419,564	44.7%	(100.0%)

Subtotal	$1,421,765	100.0%	$22,230,063	105.4%	(93.6%)

Less provision for sales discount	$-	-%	$(1,145,082)	(5.4%)	(100.0%)

Net sales	$1,421,765	100.0%	$21,084,981	100.0%	(93.3%)

For the six months ended June 30, 2016, total net sales decreased by approximately $19.7 million or 93.3% as compared to the same period in 2015.  There were no sales for Aoxing Pharmaceutical Products and hospital products as the Company has temporarily stopped production for the maintenance of its production lines in order to renew its GMP certificates by the second half of 2016, allowing the production to resume in second half of 2016. If the Company is unable to resume production, then the Company may become insolvent.

Sales of Shaanxi Weinan’s products increased during the six months ended June 30, 2016 as compared to the same period in 2015 by $0.8 million or 145.0%. The sales volume has been increased when compared to the normal sales volume for six months ended June 30, 2016 as Shaanxi Weinan has just received the renewed GMP certificate in June 2015.

Cost of sales

	Three Months Ended June 30,				%
	2016		2015		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$-	-%	$1,018,591	12.4%	(100.0%)
Other Aoxing Pharmaceutical products	-	-%	1,572,202	19.1%	(100.0%)
Sub-total	$-	-%	$2,590,793	31.5%	(100.0%)

Shaanxi Weinan Products	321,250	100.0%	136,004	1.7%	136.2%

Hospital products	-	-%	5,510,758	66.9%	(100.0%)

Total cost of sales	$321,250	100.0%	$8,237,555	100.0%	(96.1%)

For the three months ended June 30, 2016, total cost of sales decreased by approximately $7.9 million or 96.1%, as compared to the same period in 2015.  This decrease is mainly due to the proportional decrease in sales volume.

	Six Months Ended June 30,				%
	2016		2015		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$-	-%	$1,580,876	13.7%	(100.0%)
Other Aoxing Pharmaceutical products	-	-%	2,339,098	20.2%	(100.0%)
Sub-total	$-	-%	$3,920,074	33.9%	(100.0%)

Shaanxi Weinan Products	777,907	100.0%	403,334	3.5%	92.9%

Hospital products	-	-%	7,241,644	62.6%	(100.0%)

Total cost of sales	$777,907	100.0%	$11,565,052	100.0%	(93.3%)

For the six months ended June 30, 2016, total cost of sales decreased by approximately $10.8 million or 93.3%, as compared to the same period in 2015.  This decrease is mainly due to the proportional decrease in sales volume.

Gross Profit

	Three Months Ended June 30,
	2016		2015
Aoxing Pharmaceutical Products	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Xin Aoxing Oleanolic Acid Capsule	$-	-%	$4,819,476	82.6%
Other Aoxing Pharmaceutical products	-	-%	537,179	25.5%
Sub-total	$-	-%	$5,356,655	67.4%

Shaanxi Weinan Products	298,888	48.2%	17,921	11.6%

Hospital products	-	-%	1,709,185	23.7%

Subtotal	$298,888	48.2%	$7,083,761	46.2%

Less provision for sales discount	$-	-%	$(1,145,082)	-%

Net sales	$298,888	48.2%	$5,938,679	41.9%

Gross profit decreased by approximately $5.6 million or 95.0% for the three months ended June 30, 2016, as compared to the same period in 2015. The decrease in gross profit was due primarily to the decrease in sales volume.

The overall gross profit margin increased to 48.2% for the three months ended June 30, 2016 from 41.9% for the same period in 2015. The increase in gross profit margin during the period in 2016, as compared to the same period in 2015 was the result of the exceptional low profit margin in Shaanxi Weinan products during the temporary suspension of production facilities for applying the renewal of GMP in 2015.

	Six Months Ended June 30,
	2016		2015
Aoxing Pharmaceutical Products	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Xin Aoxing Oleanolic Acid Capsule	$-	-%	$7,531,476	82.7%
Other Aoxing Pharmaceutical products	-	-%	778,629	25.0%
Sub-total	$-	-%	$8,310,105	67.9%

Shaanxi Weinan Products	643,858	45.3%	176,986	30.5%

Hospital products	-	-%	2,177,920	23.1%

Subtotal	$643,858	45.3%	$10,665,011	48.0%

Less provision for sales discount	$-	-%	$(1,145,082)	100.0%

Net sales	$643,858	45.3%	$9,519,929	45.2%

Gross profit decreased by approximately $8.9 million or 93.2% for the six months ended June 30, 2016, as compared to the same period in 2015. The decrease in gross profit was due primarily to the decrease in sales volume.

The overall gross profit margin maintained at approximately the same level for the same period in 2015.

Operating Expenses

	Three months ended June 30,
	2016		2015
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$-	-%	$2,491,577	17.6%	(100.0%)
Selling expenses	290,047	46.8%	2,310,314	16.3%	(87.4%)
General and administrative expenses	539,433	87.0%	1,183,795	8.4%	(54.4%)
Allowance for doubtful debts	6,329,711	1,020.7%	-	-%	100.0%
Research and development expenses	-	-%	1,026,177	7.2%	(100.0%)
Total operating expenses	$7,159,191	1,154.5%	$7,011,863	49.5%	2.1%

Total operating expenses increased by approximately $0.1 million or 2.1% for the three months ended June 30, 2016, as compared to the same period last year.

In anticipation of reduced sales volume as result of decreased production capacity, the Company temporarily suspended all advertising and research activities during the three months ended Jun 30, 2016.

Selling expenses consist mostly of salesman salaries, commission and other selling expenses.  Overall decrease was approximately $2.0 million or 87.4%.  The Company’s accrued selling expenses are correlated with the Company’s sales; accordingly, with the reduced sales as function of the maintenance of the production line, the Company’s selling expenses decreased as well.

General and administrative expenses consist of salaries and wages, amortization and depreciation, stock-based compensation and other general and administrative expenses. During the three months ended June 30, 2016, general and administrative expenses decreased by $0.6 million or 54.4% due to the decrease in staff salary and welfare.

	Six months ended June 30,
	2016		2015
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$-	-%	$3,868,741	18.3%	(100.0%)
Selling expenses	613,113	43.1%	3,610,031	17.1%	(83.0%)
General and administrative expenses	1,229,856	86.5%	1,959,550	9.3%	(37.2%)
Allowance for doubtful debts	6,329,711	445.2%	-	-%	100.0%
Research and development expenses	-	-%	2,044,789	9.7%	(100.0%)
Total operating expenses	$8,172,680	574.8%	$11,483,111	54.5%	(28.8%)

Total operating expenses decreased by approximately $3.3 million or 28.8% for the six months ended June 30, 2016, as compared to the same period last year.

In anticipation of reduced sales volume as result of decreased production capacity, the Company temporarily suspended all advertising and research activities during the six months ended June 30, 2016.

Selling expenses consist mostly of salesman salaries, commission and other selling expenses.  Overall decrease was approximately $3.0 million or 83.0%.  The Company’s accrued selling expenses are correlated with the Company’s sales; accordingly, with the reduced sales as function of the maintenance of the production line, the Company’s selling expenses decreased as well.

General and administrative expenses consist of salaries and wages, amortization and depreciation, stock-based compensation and other general and administrative expenses. During the six months ended June 30, 2016, general and administrative expenses decreased by $0.7 million or 37.2% due to the decrease in staff salary and welfare.

Provision for Income Taxes

For the three months ended June 30, 2016 and 2015, we had income tax expense and income tax benefit of approximately $0.06 million and $0.2 million respectively. For the six months ended June 30, 2016, we had no income tax expenses nor benefit and income tax benefit of approximately $0.6 million for the six months ended June 30, 2015. We are subject to the uniform corporate income tax rate of 25% in China. The calculation of effective tax rate includes the operating results of all our subsidiaries and the U.S. parent company.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of approximately $0.2 million and net working capital of approximately $2.1 million. Collection of receivables and lower production capacity from preparation for further GMP renewal certification at our Aoxing facility led to weak results in generating cash flows during the fiscal year. We have been working with the bank to extend the outstanding loans, trying to collect as much account receivables as possible, and restoring production volumes to regular levels; however, as of the time of this filing, we cannot provide any assurance that we will be able to successfully extend our loans and restore all production to regular volumes. The Company’s short-term bank loan is due on demand and the Company is in negotiations to extend this loan. As of June 30, 2016, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding product lines, research and development capabilities, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s pharmaceutical products will be the primary organic source of funds for future operating activities in 2016. However, no assurance can be given that we will have revenues sufficient to support and sustain our operations or that we would be able to obtain financing in the current economic environment. We intend to make substantial efforts to collect outstanding accounts and other receivables to meet its debt obligations; we may also seek bank borrowing, if available, as well as capital raises through public or private offerings. There is no assurance that we will find such funding on acceptable terms, if at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope, or substantially curtail or, under certain dire financial circumstances, cease our operations.

Net cash provided by operating activities maintained at approximately the same level for the same period in 2015 of approximately $0.4 million.

Net cash used in financing activities for the six months ended June 30, 2016 was approximately $0.3 million, which was the result of the Company’s repayment of short-term bank borrowings.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2016:

	Payments due by period ($ million)
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development contracts	0.8	0.8	-	-	-

Payment for intended acquisition of a health product material supplier	0.2	0.2	-	-	-

Payment for intended acquisition of a health product manufacturer	5.1	5.1	-	-	-

Total contractual obligations	$6.1	6.1	$-	-	-

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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in the updated disclosures below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015. The Company undertakes no obligation to update or revise the information set forth herein, whether as a result of new information, changed circumstances or future events or for any other reason.

To the best of the Company’s present understanding, on September 1, 2015, Shaanxi Aoxing Biostar Biotech Ltd. was informed by the People’s Court of Shaanxi Province (the “Shaanxi Court”) that its properties, consisting of three residential properties valued at $0.54 million (RMB 3.3 million) had been transferred to Mr. Lianhe Wang, an individual (not affiliated with the Company) to settle an outstanding personal loan to Ronghua Wang, the Company’s Chairman and CEO, in the amount of approximately RMB 5.7 million (USD$0.9 million). It is the Company’s understanding that because the corporate seal of Shaanxi Biostar was affixed to the loan agreement between the foregoing parties (which was done at the request of the lender for the sole purpose of Shaanxi Biostar’s acknowledging the transaction that involved its Chief Executive Officer, and not for any guarantee, security and/or undertaking or other similar purpose), the Shaanxi Court deemed Shaanxi Biostar as a co-borrower under this loan arrangement. The foregoing debt was personal debt of Ronghua Wang and no assets of Shaanxi Aoxing Biostar Biotech Ltd. were pledged to secure Ronghua Wang’s obligations in connection with such personal loan. Ronghua Wang has not borrowed money from the Company; nor has the Company obtained any proceeds from, guaranteed or secured any of his loans. Subsequently, Shaanxi Biostar was informed by the Shaanxi Court that as a result of Ronghua Wang’s inability to service the personal debt in question, Shaanxi Biostar’s properties (3 properties totaling 504 sq. meters), valued at RMB 3.3 million (US$0.54 million) had been transferred to Lianhe Wang to satisfy the outstanding debt. Shaanxi Biostar agreed to the foregoing arrangement to avoid further legal costs; Ronghua Wang agreed to compensate the Company for any loss arising from this legal matter, with such compensation to be paid no later than September 2016. The Company understands that with respect to the properties transferred to Wang Lianhe, Wang Lianhe is willing to return the properties to Shaanxi Biostar if Ronghua Wang satisfies and discharges his personal loan obligations. The Company further understands that Ronghua Wang intends to satisfy such debt obligations by September 2016 or to pay RMB 3.3 million to the Company as compensation for the properties. If the remaining balance is not repaid, the Company’s property and assets in question will remain in Wang Lianhe’s possession. Except for the transferred properties, the Company has full access to its facilities and its operations and can produce, ship and sell its products in the ordinary course of business. The Company recognized a loss of US $0.54 million for the properties transferred to Wang Lianhe; there are no any material effects on the Company’s day-to-day operations as a result of the foregoing events.

To the best of the Company’s understanding, in May 2015, a bank account of Shaanxi Aoxing Pharmaceutical Company Limited was frozen as a result of actions by Bai Yun, an individual lender (not affiliated with the Company), in his attempt to collect the outstanding balance on the personal loan due to him from Ronghua Wang in the amount of RMB 3 million (USD$0.48 million), which personal loan was in default. The foregoing debt was personal debt of Ronghua Wang dating to 2010, which Ronghua Wang obtained to acquire a real estate parcel; no assets of Shaanxi Aoxing Pharmaceutical Company Limited were pledged to secure Ronghua Wang’s obligations in connection with such personal loan. Also, the corporate seal of Shaanxi Biostar was affixed to the loan agreement between the foregoing parties (which was done at the request of the lender for the sole purpose of Shaanxi Biostar’s acknowledging the transaction that involved its Chief Executive Officer, and not for any guarantee, security and/or undertaking or other similar purpose). As of June 2014, Wang Ronghua owed Bai Yun RMB 5.17 million (or US$0.8 million representing principal and accrued interest on the original loan. Subsequently, Ronghua Wang commenced a lawsuit against the seller of the real estate in question and, in December 2014, secured a judgment in the amount of RMB 17 million against the seller to recover the purchase price. At approximately the same time, Bai Yun initiated a legal action against Ronghua Wang to collect on the outstanding debt. The parties to the dispute engage in settlement negotiations and on January 9, 2015, the court finalized the settlement arrangement between the parties. Ronghua Wang has been attempting to collect on his judgment against the seller, but so far he has not been successful, which, in turn, resulted in his inability to honor the terms of his settlement arrangement with Bai Yun. In May 2015, Bai Yun sought to foreclose on the Company’s land and bank account to satisfy the outstanding debt and in February 2016, the court attempted to force a sale of the Company’s 2,674 sq. meter parcel which is currently idle, at an auction. In order to prevent such auction sale, Ronghua Wang paid RMB 2.5 million to Bai Yun in March 2016 which amount was applied to the outstanding debt; following this payment, Bai Yun petitioned the court to terminate the auction sale. The title of the buildings and land use rights subject of this legal matter are currently seized by the court, but have not been transferred to the lender. It is also the Company’s understanding that as of June 30, 2016, Ronghua Wang had partially repaid the outstanding balance of the loan, thus avoiding the Company’s land use rights and buildings being seized and auctioned with proceeds used to settle this debt. Ronghua Wang is in the process of resolving this matter and settling the outstanding balance on the loan; if he pays off the outstanding balance of the loan to Bai Yun, it is the Company’s understanding that the properties and land will be immediately released.

Following Nasdaq Listing Qualifications staff’s comments on the Company’s disclosures relating to the foregoing matters set forth in its Annual Report on Form 10-K for the period ended December 31, 2015, the Company provided a full set of responses and supplemental materials for the staff’s review and consideration. There is no assurance that the Nasdaq staff will not continue its inquiry resulting in an action that may have adverse effects on the Company’s continued listing on the Nasdaq Stock Market. There is also no assurance that Ronghua Wang will be able to repay his personal debts in full before his creditor(s) take any other further legal action. If the remaining balance is not repaid, the Company’s property and assets in question will remain in Ronghua Wang’s creditor(s)’ possession until the debt is discharged. If and to the extent such properties are not returned to the Company or the Company does not obtain timely and adequate compensation for such transfers, the Company’s business and operations may suffer adverse consequences.

Item 1A. Risk Factors.

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.

There is substantial doubt as to our ability to continue as a going concern.

As of June 30, 2016, we had cash of $207,110 and net working capital of $2,060,971. For the period ended June 30, 2016, we reported a net loss of $7,522,789 and net cash provided by operating activities of $353,633. We generated cash flow from operations even though we incurred a net loss as we collected outstanding receivables from our trade debtors, and our net loss includes certain non-cash expenses that are added back to our cash flow from operations as shown on our condensed consolidated statements of cash flows. There is no assurance that the production lines at Aoxing will resume and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the production levels as anticipated. Our inability to regain our production levels as anticipated may have material adverse effects on our business, operations and financial performance, and the Company may become insolvent. In addition, as discussed elsewhere in this Report, there is no assurance that Mr. Wang will be able to repay his personal debts in full before his creditors take further legal actions. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. Based on our current plans for the next twelve months, we anticipate that the sales of the Company’s pharmaceutical products in Shaanxi Weinan, after having recently gained renewal of its GMP certificates, will be the primary organic source of funds for future operating activities in 2016. However, no assurance can be given that we will have revenues sufficient to support and sustain our operations or that we would be able to obtain equity financing in the current economic environment. We intend to make substantial efforts to collect outstanding accounts and other receivables to meet its debt obligations; we may also seek bank borrowing, if available, as well as capital raises through public or private offerings. There is no assurance that we will find such funding on acceptable terms, if at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope, or substantially curtail or, under certain dire financial circumstances, cease our operations.

If we are unable to renew our GMP certificates and subsequently achieve anticipated production levels, our operations may be materially adversely affected.

The Company has experienced a substantial decrease in sales volume of all Aoxing Pharmaceutical Products in the year ended December 31, 2015 and for the six months ended June 30, 2016. This decrease was due to Aoxing Pharmaceutical’s temporarily suspension of production to conduct maintenance of its production lines to renew its GMP certificates, which is currently anticipated to be completed in the second half of 2016. While our production levels of Shaanxi Weinan products helped to offset the substantial decrease in our sales volume in the most recent fiscal quarter, our sales volume continue to remain at the present decreased levels. We currently anticipate that the production will resume in the second half of 2016. However, there is no assurance that the production lines at Aoxing will resume as anticipated and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the anticipated production levels. Our inability to regain anticipated production levels may have material adverse effects on our business, operations and financial performance, and may render the Company insolvent.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2016, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: August 22, 2016	By:	/s/ Ronghua Wang
Ronghua Wang, Chief Executive Officer and President (Principal Executive Officer)

Date: August 22, 2016	By:	/s/ Qinghua Liu
Qinghua Liu, Interim Chief Financial Officer (Principal Financial and Accounting Officer)