Form 10-Q
period 2016-09-30
Biostar Pharmaceuticals, Inc.
filed 2016-11-21
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: September 30, 2016
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

As of November 21, 2016, the Company had 2,637,183 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

BIOSTAR PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$659,359	$38,898
Accounts receivable, net	6,094,197	15,814,880
Inventories	439,596	234,660
Deposits and other receivables	2,525	2,591
Income tax recoverable	74,253	76,280
Loan receivables, net	-	-
Value-added tax recoverable	22,559	-
Total Current Assets	7,292,489	16,167,309

Non-current Assets
Deposits	15,672,054	16,099,958
Deferred tax assets, net	5,262,895	5,406,593
Property and equipment, net	6,270,436	6,810,933
Intangible assets, net	6,061,546	6,878,787
Total Non-Current Assets	33,266,931	35,196,271

Total Assets	$40,559,420	$51,363,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts and other payables	$4,097,856	$4,153,411
Short-term bank loans	2,422,213	2,773,199
Value-added tax payable	-	112,629
Warrants liability	12,703	59,202
Total Current Liabilities	6,532,772	7,098,441

Commitment and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,210,913 shares issued and outstanding as of September 30, 2016 and December 31, 2015	2,210	2,210
Additional paid-in capital	30,316,774	30,316,774
Statutory reserve	7,354,413	7,354,413
Retained earnings	(5,929,066)	3,157,394
Accumulated other comprehensive income	2,282,317	3,434,348
Total Stockholders’ Equity	34,026,648	44,265,139

Total Liabilities and Stockholders’ Equity	$40,559,420	$51,363,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Sales, net	$644,933	$4,206,550	$2,066,698	$25,291,531
Cost of sales	336,870	3,390,439	1,114,777	14,955,491
Gross profit	308,063	816,111	951,921	10,336,040

Operating expenses:
Advertising expenses	-	-	-	3,838,912
Selling expenses	290,924	835,412	904,037	4,445,443
General and administrative expenses	488,136	682,972	1,717,992	2,672,351
Provision for doubtful debt	1,491,002	-	7,820,713	-
Research and development expenses	-	998,746	-	3,043,535
Total operating expenses	2,270,062	2,517,130	10,442,742	14,000,241

Loss from operations	(1,961,999)	(1,701,019)	(9,490,821)	(3,664,201)

Interest income	-	311,569	-	954,594
Interest expense	(105,401)	-	(143,716)	(62,290)
Fair value adjustment on warrants	2,151	144,210	46,499	224,664
Other Income	501,578	546	501,578	2,065
Total other income, net	398,328	456,325	404,361	1,119,033

Loss before income taxes	(1,563,671)	(1,244,694)	(9,086,460)	(2,545,168)

Income tax expenses (benefits)	-	10,059	-	(637,884)

Net loss	$(1,563,671)	$(1,254,753)	$(9,086,460)	$(1,907,284)

Foreign currency translation adjustment	(174,104)	(3,140,062)	(1,152,031)	(2,479,077)

Comprehensive (loss) income	$(1,737,775)	$(4,394,815)	$(10,238,491)	$(4,386,361)

Net loss per share
Basic	$(0.71)	$(0.57)	$(4.11)	$(0.86)
Diluted	$(0.71)	$(0.57)	$(4.11)	$(0.86)

Weighted average number of common shares outstanding
Basic	2,210,913	2,210,913	2,210,913	2,210,913
Diluted	2,210,913	2,210,913	2,210,913	2,210,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss	$(9,086,460)	$(1,907,284)
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest income	-	(949,582)
Deferred tax benefit	-	(580,367)
Depreciation and amortization	913,394	1,005,498
Recognition of deferred research and development expenses		1,014,512
Fair value adjustment on warrants	(46,499)	(224,664)
Provision for sales discounts	-	1,478,124
Provision for doubtful accounts	7,820,713	-
Changes in operating assets and liabilities:
Accounts receivable	1,605,000	(4,696,508)
Inventories	(214,017)	19,794
Deposits and other receivables	-	2,319,480
Accounts payable and accrued expenses	52,903	2,753,073
Value-added tax payable	(133,977)	(381,380)
Income tax payable/recoverable	-	(57,517)
Net cash provided by (used in) operating activities	911,057	(206,821)

CASH FLOWS USED IN INVESTING ACTIVITIES
Deposit paid for intended acquisition	-	(1,623,219)
Purchase of property, plant and equipment	-	(30,522)
Net cash used in investing activities	-	(1,653,741)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of short-term bank loans	(281,016)	(186,670)
Net cash used in financing activities	(281,016)	(186,670)

Effect of exchange rate changes on cash and cash equivalents	(9,580)	473,989

Net increase (decrease) in cash and cash equivalents	620,461	(1,573,243)

Cash and cash equivalents, beginning balance	38,898	1,685,154
Cash and cash equivalents, ending balance	$659,359	$111,911

SUPPLEMENTAL DISCLOSURES:
Interest received	$-	$5,012
Interest paid	$(143,716)	$(59,406)

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

Liquidity and Going Concern

As of September 30, 2016, we had cash of $659,359 and net working capital of $759,717. For the period ended September 30, 2016, we reported a net loss of $9,086,460 and net cash provided by operating activities of $911,057. We generated cash flow from operations even though we incurred a net loss as (1) we collected outstanding receivables from our trade debtors; and (2) our net loss includes certain non-cash expenses that are added back to our cash flow from operations as shown on our condensed consolidated statements of cash flows.

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

During 2015, as a result of outstanding personal debts of the Chief Executive Officer, Mr. Ronghua Wang, one of the Company’s bank accounts was frozen, title of three residential properties of the Company had been transferred and resulted in a loss of approximately $0.5 million (RMB 3.3 million), and certain buildings and land use rights are currently seized by the court but have not been transferred to the lender. In February 2016, the count attempted to force a sale of the Company’s land use rights and buildings. As of September 30, 2016, Mr. Ronghua Wang had partially repaid the outstanding balance of the loan, thus the creditor petitioned the court to terminate the auction sale. Mr. Ronghua Wang has repaid approximately $0.5 million (RMB 3.3 million) to the company to make good the loss recognized in 2015. Such cash collection is included in “other income” for the three and nine months ended September 30, 2016. The Company has disclosed the above legal proceedings related to the Company to the best of its knowledge. There is no assurance that Mr. Ronghua Wang will be able to repay his personal debts in full before his creditors take any other further legal action. There is also no assurance that there will be no other cases that would put the Company’s properties at risk.

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

We anticipate that the new topical health product called “Easy Breathing” will be launched for sale in November 2016. The product was developed by the Company’s research and development team over the past 3 years. The product is designed to have effects of relieving stuffy nose, inhibiting nasal bacteria and viruses, and mitigating effects on the inflammation of nasal mucosa. It will be manufactured, distributed and sold in China. Although we do not anticipate any significant sales revenue in 2016, we expect to sell approximately 400,000 units within the next 2 years, which is expected to yield approximately $7.5 million (RMB 50 million) and improve our cash flow position.

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operations in the PRC use the Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary and VIEs are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations.  For the period ended September 30, 2016 and 2015, the Company recognized foreign translation under other comprehensive income adjustment of a loss for $1,152,031 and a loss for $2,479,077, respectively.

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

The following tables present the estimated fair value of the following financial assets and liabilities of the Company:

At September 30, 2016:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value

Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$659,359	$-	$-	$659,359

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,422,213	$2,422,213

Carried at fair value:
Warrants liability	-	-	12,703	12,703
	$-	$-	$2,434,916	$2,434,916

At December 31, 2015:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value

Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$38,898	$-	$-	$38,898

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,773,199	$2,773,199

Carried at fair value:
Warrants liability	-	-	59,202	59,202
	$-	$-	$2,832,401	$2,832,401

Warrants Liability
Value at December 31, 2015	$59,202
Fair value adjustment of warrants during the nine months end September 30, 2016	(46,499)
Value at September 30, 2016	$12,703

At September 30, 2016, the fair value of the warrants liability, which are recognized as level 3 financial instruments, were calculated using the binomial model that included the following inputs: stock price of the underlying asset of $3.72, an exercise price of $22.61 expected volatility of 149.91%, risk free rate of 0.37% and initial time to expiration of 3 years. The change in fair value was recognized on the Company’s statement of operations during the nine months ended September 30, 2016.

In accordance with ASC-820-10-50-2(g), the Company has performed a sensitivity analysis of the outstanding warrants of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the binomial model that vary overtime, namely, the volatility and the risk free rate. A 5.0% decrease in volatility would decrease the value of the warrants to $3,162; a 5.0% increase in volatility would increase the value of the warrants to $3,669. A 5.0% decrease or increase in the risk free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  As of September 30, 2016 and December 31, 2015, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

As of September 30, 2016 and December 31, 2015, the allowance for doubtful debts was approximately $14.3 million and $6.8 million respectively.

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

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	September 30,	December 31,
	2016	2015
	(unaudited)
Raw materials	$362,700	$164,352
Work in process	30,596	51,041
Finished goods	46,300	19,267
	$439,596	$234,660

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	September 30,	December 31,
	2016	2015
	(unaudited)
Buildings	$2,471,262	$2,548,537
Building improvements	5,349,888	5,517,178
Machinery & equipment	1,151,416	1,187,421
Furniture & fixtures	51,579	53,192
Vehicle	108,314	111,701
Construction in progress	468,358	483,004
	$9,600,817	$9,901,033
Less: Accumulated depreciation	(3,330,381)	(3,090,100)
	$6,270,436	$6,810,933

As set out in Note 5, buildings with carrying value of approximately $1.2 million as of September 30, 2016 and December 31, 2015 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

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

Land use rights	50 years
Proprietary technologies	10 years

 The components of finite-lived intangible assets are as follows:

	September 30,	December 31,
	2016	2015
	(unaudited)
Land use rights	$2,976,746	$3,083,608
Proprietary technologies	15,371,835	16,065,254
	18,348,581	19,148,862
Less: Accumulated amortization and impairment	(12,287,035)	(12,270,075)
	$6,061,546	$6,878,787

The estimated future amortization expenses related to intangible assets as of September 30, 2016 are as follows:

Years Ending December 31,
2016	$144,340
2017	577,361
2018	577,361
2019	577,361
2020	103,920
Thereafter	4,081,203

As set out in Note 5, land use right with carrying value of approximately $2.2 million as of September 30, 2016 and December 31, 2015 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers”, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2019, and early adoption is permitted. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method. The adoption of the new revenue standards is not expected to have any material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, “Consolidation” (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any material impact on the Company’s financial statement presentation or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for the Company retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The adoption of this accounting guidance is not expected to have any material impact on the Company’s Consolidated Statements of Financial Condition.

In July 2015, the FASB issued Accounting Standards Update ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out (“LIFO”). ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company will adopt the standard in the interim and annual period after December 31, 2016.  The adoption of ASU 2015-11 is not expected to have any material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The objective of the simplification initiative is to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. ASU 2016-09 will be effective for public companies for reporting periods beginning after December 15, 2016. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In June 2016, the FASB issued Accounting Standards Update ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in its first quarter of 2021 and early adoption is permitted. The adoption of ASU 2016-13 is not expected to have any material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The updated guidance aims to reduce diversity in presentation and classification of certain cash receipts and cash payments by addressing eight specific cash flow issues including (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Investees; (7) Beneficial Interests in Securitization Transactions and (8) Separately Identifiable Cash Flows and Application of the Predominance Principle. Among the afore-mentioned eight addressed cash flow issues, the category of “Separately Identifiable Cash Flows and Application of the Predominance Principle” requires a reporting entity to classify cash receipts and payments that have aspects of more than one class of cash flows first by applying specific guidance in generally accepted accounting principles (GAAP) and, only in the absence of specific guidance, by determining each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, a reporting entity should classify such cash receipts and cash payments by referring to the predominant source or use of cash flows for the item. The updated guidance is effective from reporting periods beginning after December 15, 2018. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

As of September 30, 2016, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	September 30,	December 31,
	2016	2015
Current portion
Deposit for research & development	$80	$80
Other receivables and prepaid expenses	2,445	2,511
	2,525	2,591
Non-current portion
a) Deposits paid for intended acquisition of a health product material supplier	$12,072,730	$12,402,360
b) Deposits paid for intended acquisition of a health product manufacturer	3,599,324	3,697,598
Deposits	$15,672,054	$16,099,958

a.
In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $12.3 million (RMB 82 million) in cash. The completion of the acquisition is subject to the completion of a valuation report and certain conditions set out in the letter of intent being met. The deposit is fully refundable if certain conditions set out in the letter of intent are not met. The acquisition was yet to complete by September 30, 2016.

b.
In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $8.7 million (RMB 56 million), consisting of approximately $4.7 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.0 million (RMB 26 million), the acquisition is in final stage and the Company is reviewing the draft of shares transfer agreement. The acquisition was yet to complete by September 30, 2016.

Note 4 – LOAN RECEIVABLES

In November 2012, the Company advanced approximately $9.2 million (RMB 60 million) to a third party as a commercial loan, interest bearing at 13% per annum. The principal and interest were originally to be repaid on December 31, 2013. In 2013, the term of loan was extended to June 30, 2014. In 2014, the term of loan was further extended to December 31, 2015.

No interest has been recognized for the nine months ended September 30, 2016 as the Company recognized full impairment loss on loan receivables in 2015 as the Company has determined the borrower is insolvent.

Note 5 - SHORT-TERM BANK LOANS

Short-term bank loans consisted of the followings:

		Balance as at
Inception date	Details	September 30, 2016	December 31, 2015

May 26, 2014	RMB 20 million, one year term loan, annual interest rate at 7.80%. During the six months ended June 30, 2016, the Company paid interest of RMB 0.3 million. As of September 30, 2016, the Company had cumulatively repaid RMB 3.8 million and recorded accrued interest expenses of RMB 1.6 million.	$2,422,213	$2,773,199

The loan is secured by (i) personal guarantee executed by a major shareholder of the Company; (ii) pledge of the Company’s buildings and land use right with carrying amount of approximately $3.4 million as of September 30, 2016 and December 31, 2015 (Note 2); and the guarantee executed by Shaanxi Biostar. As of September 30, 2016 and December 31, 2015, the short-term bank loan is due on demand due to violation of loan covenants. As of November18, 2016, the bank is reviewing the application of the extension of the outstanding loan balance.

Note 6 – STOCKHOLDERS’ EQUITY

(a) Common stock

As of September 30, 2016 and December 31, 2015, the Company has 100,000,000 shares of common stock authorized, 2,210,913 shares issued and outstanding at par value of $0.001 per share.

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

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date. Accordingly, an amount $960,894, representing the full fair value of the warrants was recognized. As of September 30, 2016, the carrying amount of the warrant was $12,703, being its fair value. For the years ended December 31, 2015 and 2014, a fair value adjustment of $324,093 and $577,599 reduced the carrying value of warrants was made and recorded as a gain in the Consolidated Statements of Operations and Comprehensive Income. The fair value adjustment for the nine months ended September 30, 2016 was a gain of $46,499.

As of September 30, 2016 and December 31, 2015, the Company has 108,428 warrants outstanding, with weighted average exercise price of $22.61.

The following table summarizes the Company’s outstanding warrants as of September 30, 2016 and December 31, 2015.

		Outstanding as at,
Expiry date	Exercise Price	September 30, 2016	December 31, 2015
March 12, 2017	22.61	108,428	108,428

(c) Stock Options

The following tables summarize activities for the Company’s options for the nine months ended September 30, 2016.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2015	6,762	26.39	0.54
Expires	(3,333)	41.37	-
Balance, September 30, 2016	3,429	11.76	0.45

Vested and exercisable as at September 30, 2016	3,429	11.76	0.45

As of September 30, 2016, there was no unrecognized compensation cost related to outstanding stock options, and the intrinsic value was close to zero because the exercise price was out-of-the-money.

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the nine months ended September 30, 2016 and 2015, and has recorded income tax (benefits)/provision for the periods.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the nine months ended September 30, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2016 and December 31, 2015, the Company’s VIE had allocated approximately $7.4 million to these non-distributable reserve funds.

Note 9 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(1,563,671)	$(1,254,753)	$(9,086,460)	$(1,907,284)

Denominator:
Weighted average common shares outstanding	2,210,913	2,210,913	2,210,913	2,210,913
Basic loss per share	$(0.71)	$(0.57)	$(4.11)	$(0.86)

Diluted loss per share:
Numerator:
Net loss used in computing diluted earnings per share	$(1,563,671)	$(1,254,753)	$(9,086,460)	$(1,907,284)

Denominator:
Weighted average common shares outstanding	2,210,913	2,210,913	2,210,913	2,210,913
Diluted (loss) earnings per share	$(0.71)	$(0.57)	$(4.11)	$(0.86)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

In accordance to ASC-260-10-50-1(c), for the three and nine months ended September 30, 2016, the Company, using the treasury stock method, determined that both the outstanding options and warrants would have been anti-dilutive if included in the denominator of the Company’s dilutive loss and earnings per share calculation because they were both out of the money. Holders of either securities would not have exercised the rights under these securities; accordingly, the options and warrants have been excluded from the loss and earnings per share calculation.  Details of the attributes, such a strike price and time to maturity of the options and warrants are detailed in “Note 6 Equity”.

Note 10 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of September 30, 2016 and December 31, 2015 were as follows:

	September30, 2016	December 31,2015
Accumulated other comprehensive income, beginning of period	$3,434,348	$6,391,998
Change in cumulative translation adjustment	(1,152,031)	(2,957,650)
Accumulated other comprehensive income, end of period	$2,282,317	$3,434,348

Note 11 - COMMITMENTS

	Total capital payment commitment	September 30, 2016	December 31, 2015
a) Three agreements with certain research institutes to conduct clinical trials for two new and one existing drugs.	$2.0	$0.8	$0.8
b) In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $12.3 million (RMB 82 million) in cash.	12.3	0.2	0.2
c) In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $8.7 million (RMB 56 million), consisting of approximately $4.7 million (RMB 30 million) in cash and shares of the Company’s common stock valued at approximately $4.0 million (RMB 26 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.	8.7	5.1	4.9
Total capital payment commitment		$6.1	$5.9

In addition, on September 22, 2016, the Company entered into an Engagement Letter Agreement (the “Engagement Letter Agreement”) with FT Global Capital, Inc. pursuant to which FT Global Capital, Inc. agreed to act as the Company’s exclusive placement agent on a “best efforts” basis in connection with the Offering as set out in Note 14. The Placement Agent will be entitled to a shared cash fee of 8% of the gross proceeds paid to the Company for the securities the Company sells in the Offering.  Additionally, the Company will issue to the Placement Agent warrants (“Placement Agent Warrants”) to purchase 22,500 shares of Company common stock on substantially the same terms as the warrants issued pursuant to the Purchase Agreement. In connection with the offering, the Company agreed to indemnify the Placement Agents against certain liabilities under the Securities Act of 1933.

Note 12-SEGMENT INFORMATION

For the nine months ended September 30, 2016 and 2015, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 13–RISKS CONCENTRATION

For the nine months ended September 30, 2016, two customers accounted for 100% of the Company’s total revenue. The loss of any of these customers could have a material adverse effect on the Company’s financial position and results of operations.

The following table illustrates the Company’s risks concentration:

Sales risks concentration
	Percentage of total sales during the
Customer	Nine Months Ended September 30,
	2016	2015

A	0%	48%
B	100%	12%
Total risks concentration	100%	60%

Note 14– SUBSEQUENT EVENTS

On October 11, 2016, the Company and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with an offering (“Offering”) pursuant to which the Company agreed to sell, and the investors agreed to purchase 425,000 shares of the Company’s common stock and warrants to purchase up to 212,500 shares of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agent and other estimated offering expenses payable by the Company, of approximately $1.91 million.  The warrants are exercisable beginning six months and a day after the closing of this offering and expire three and a half years from the date of issuance at an exercise price of $5.55 per share.  The exercise price and number of shares underlying the warrants are subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The offering closed on October 17, 2016.  In connection with the offering, the Company’s outstanding warrants issued during the year ended December 31, 2014, were adjusted, whereby the per share exercise price was modified from $22.61 to $3.11.

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

You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operation’s and Risk Factors” contained in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2015 and the Company’s subsequent public filings.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

October 2016 Registered Offering

On October 11, 2016, the Company and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with an offering (“Offering”) pursuant to which the Company agreed to sell, and the investors agreed to purchase 425,000 shares of the Company’s common stock and warrants to purchase up to 212,500 shares of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agent and other estimated offering expenses payable by the Company, of approximately $1.91 million. The warrants are exercisable beginning six months and a day after the closing of this offering and expire three and a half years from the date of issuance at an exercise price of $5.55 per share. The exercise price and number of shares underlying the warrants are subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

On September 22, 2016, the Company entered into an Engagement Letter Agreement (the “Engagement Letter Agreement”) with FT Global Capital, Inc. pursuant to which FT Global Capital, Inc. agreed to act as the Company’s exclusive placement agent on a “best efforts” basis in connection with this offering. The Placement Agent will be entitled to a shared cash fee of 8% of the gross proceeds paid to the Company for the securities the Company sells in this Offering.  Additionally, the Company will issue to the Placement Agent warrants (“Placement Agent Warrants”) to purchase 22,500 shares of Company common stock on substantially the same terms as the warrants issued pursuant to the Purchase Agreement. In connection with this offering, the Company agreed to indemnify the Placement Agents against certain liabilities under the Securities Act of 1933. This offering closed on October 17, 2016.

Results of Operations

Net Sales

	Three Months Ended September 30,				%
	2016		2015		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$-	0.0%	$80,100	1.9%	(100.0%)
Other Aoxing Pharmaceutical products	-	0.0%	4,472	0.1%	(100.0%)
Aoxing new products	-	0.0%	8,337	0.2%	(100.0%)
Sub-total	$-	0.0%	$92,909	2.2%	(100.0%)

Shaanxi Weinan Products	644,933	100.0%	1,295,589	30.8%	(50.2%)

Hospital products	-	0.0%	3,142,696	74.7%	(100.0%)

Subtotal	$644,933	100.0%	$4,531,194	107.7%	(85.8%)

Less provision for sales discount	$-	0.0%	$(324,644)	(7.7%)	(100.0%)

Net sales	$644,933	100.0%	$4,206,550	100%	(84.7%)

For the three months ended September 30, 2016, total net sales decreased by approximately $3.6 million or 84.7% as compared to the same period in 2015.  There were no sales for Aoxing Pharmaceutical Products and hospital products as the Company has temporarily stopped production for the maintenance of its production lines in order to renew its GMP certificates.  The Company expects to gain renewal of its GMP certificates in December of 2016, at which point the Company intends to resume production. If the Company is unable to resume production, then the Company may become insolvent.

Sales of Shaanxi Weinan’s products decreased during the three months ended September 30, 2016 as compared to the same period in 2015 by $0.7 million or 50.2%.  The Company’s limited working capital has led to limited production of Shaanxi Weinan products.

	Nine Months Ended September 30,				%
	2016		2015		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$-	0.0%	$9,192,522	36.3%	(100.0%)
*Other Aoxing Pharmaceutical products	-	0.0%	1,162,557	4.6%	(100.0%)
Aoxing new products		0.0%	1,967,979	7.8%	(100.0%)
Sub-total	-	0.0%	12,323,088	48.7%	(100.0%)

Shaanxi Weinan Products	2,066,698	100.0%	1,875,908	7.4%	10.2%

Hospital products	-	0.0%	12,553,432	49.6%	(100.0%)

Subtotal	$2,066,698	100.0%	$26,752,428	105.7%	(92.3%)

Less provision for sales discount	$-	0.0%	$(1,460,897)	(5.7%)	(100.0%)

Net sales	$2,066,698	100.0%	$25,291,531	100%	(91.8%)

For the nine months ended September 30, 2016, total net sales decreased by approximately $23.2 million or 91.8% as compared to the same period in 2015.  There were no sales for Aoxing Pharmaceutical Products and hospital products as the Company has temporarily stopped production for the maintenance of its production lines in order to renew its GMP certificates. by The Company expects to gain renewal of its GMP certificates in December of 2016, at which point the Company intends to resume production. If the Company is unable to resume production, then the Company may become insolvent.

Sales of Shaanxi Weinan’s products increased during the nine months ended September 30, 2016 as compared to the same period in 2015 by $0.2 million or 10.2%. The sales volume has increased when compared to the normal sales volume for nine months ended September 30, 2016 as Shaanxi Weinan has just received the renewed GMP certificate in June 2015.

Cost of sales

	Three Months Ended September 30,				%
	2016		2015		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$-	0.0%	$8,531	0.3%	(100.0%)
Other Aoxing Pharmaceutical products	-	0.0%	3,123	0.1%	(100.0%)
Aoxing new products	-	0.0%	6,309	0.2%	(100.0%)
Sub-total	$-	0.0%	$17,963	0.6%	(100.0%)

Shaanxi Weinan Products	336,870	100.0%	678,820	20.0%	(50.4%)

Hospital products	-	0.0%	2,693,656	79.4%	(100.0%)

Total cost of sales	$336,870	100.0%	$3,390,439	100.0%	(90.1%)

For the three months ended September 30, 2016, total cost of sales decreased by approximately $3.1 million or 90.1%, as compared to the same period in 2015.  This decrease is mainly due to the proportional decrease in sales volume.

	Nine Months Ended September 30,				%
	2016		2015		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Oleanolic Acid Capsule	$-	0.0%	$1,589,505	10.6%	(100%)
Other Aoxing Pharmaceutical products	-	0.0%	839,730	5.6%	(100%)
Aoxing new products	-	0.0	1,508,801	10.1%	(100%)
Sub-total	$-	0.0%	$3,938,036	26.3%	(100%)

Shaanxi Weinan Products	1,114,777	100.0%	1,082,155	7.2%	3%

Hospital products	-	0.0%	9,935,300	66.5%	(100%)

Total cost of sales	$1,114,777	100.0%	$14,955,491	100.0%	(92.5%)

 For the nine months ended September 30, 2016, total cost of sales decreased by approximately $13.8 million or 92.5%, as compared to the same period in 2015.  This decrease is mainly due to the proportional decrease in sales volume.

Gross Profit

	Three Months Ended September 30,
	2016		2015
Aoxing Pharmaceutical Products	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Xin Aoxing Oleanolic Acid Capsule	$-	-%	$71,569	89.3%
Other Aoxing Pharmaceutical products	-	-%	1,349	30.2%
Aoxing new product	-	-%	2,028	24.3%
Sub-total	$-	-%	$74,946	80.7%

Shaanxi Weinan Products	$308,063	48%	616,769	47.6%

Hospital products	-	-%	449,040	14.3%

Subtotal	$-	-%	$1,140,755	25.2%

Less provision for sales discount	$-	-%	$(324,644)	(5.8%)

Net sales	$308,063	48%	$816,111	19.4%

Gross profit decreased by approximately $0.5 million or 62.3% for the three months ended September 30, 2016, as compared to the same period in 2015. The decrease in gross profit was due primarily to the decrease in sales volume.

The overall gross profit margin increased to 48% for the three months ended September 30, 2016 from 19.4% for the same period in 2015. The increase in gross profit margin during the period in 2016, as compared to the same period in 2015 was the result of the exceptional low profit margin in Shaanxi Weinan products during the temporary suspension of production facilities for applying the renewal of GMP in 2015.

	Nine Months Ended September 30,
	2016		2015
Aoxing Pharmaceutical Products	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Xin Aoxing Oleanolic Acid Capsule	$-	-%	$7,603,047	82.7%
Other Aoxing Pharmaceutical products	-	-%	322,827	27.8%
Aoxing new product	-	-%	459,178	23.3%
Sub-total	$-	-%	$8,385,052	68.0%

Shaanxi Weinan Products	951,921	46%	793,753	42.3%

Hospital products	-	-%	2,618,132	20.9%

Subtotal	$-	-%	$11,796,937	44.1%

Less provision for sales discount	$-	-%	$(1,460,897)	(3.2%)

Net sales	$951,921	46%	$10,366,040	40.9%

Gross profit decreased by approximately $9.4 million or 90.8% for the nine months ended September 30, 2016, as compared to the same period in 2015. The decrease in gross profit was due primarily to the decrease in sales volume.

The overall gross profit margin maintained at approximately the same level for the same period in 2015.

Operating Expenses
	Three months ended September 30,
	2016		2015
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$-	0.0%	$-	0.0%	0.0%
Selling expenses	290,924	45.1%	835,412	19.9%	(65.2%)
General and administrative expenses	488,136	75.7%	682,972	16.2%	(28.5%)
Provision for doubtful debt	1,491,002	231.2%	-	0.0%	100%
Research and development expenses	-	0.0%	998,746	23.7%	(100%)
Total operating expenses	$2,270,062	352.0%	$2,517,130	59.8%	(9.8%)

Total operating expenses decreased by approximately $0.2 million or 9.8% for the three months ended September 30, 2016, as compared to the same period last year.

In anticipation of reduced sales volume as result of decreased production capacity, the Company significantly reduced its advertising and research activities during the three months ended September 30, 2016; however, as a result of the future roll-out of the Company’s new “Easy Breathing” nasal product, management is currently formulating its budget for future advertising and research spend.

Selling expenses consist mostly of salesman salaries, commission and other selling expenses.  Overall decrease was approximately $0.5 million or 65.2%.  The Company’s accrued selling expenses are correlated with the Company’s sales; accordingly, with the reduced sales as function of the maintenance of the production line, the Company’s selling expenses decreased as well.

General and administrative expenses consist of salaries and wages, amortization and depreciation, stock-based compensation and other general and administrative expenses. During the three months ended September 30, 2016, general and administrative expenses decreased by $0.2 million or 28.5% due to the decrease in staff salary and welfare.

	Nine months ended September 30,
	2016		2015
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$-	0.0%	$3,838,912	15.2%	(100%)
Selling expenses	904,037	43.7%	4,445,443	17.6%	(79.7%)
General and administrative expenses	1,717,992	83.1%	2,672,351	10.6%	(35.7%)
Provision for doubtful debt	7,820,713	378.4%	-	0.0%	100%
Research and development expenses	-	0.0%	3,043,535	12.0%	(100%)
Total operating expenses	$10,442,742	505.2%	$14,000,241	55.4%	(25.4%)

Total operating expenses decreased by approximately $3.6 million or 25.4% for the nine months ended September 30, 2016, as compared to the same period last year.

In anticipation of reduced sales volume as result of decreased production capacity, the Company significantly reduced its advertising and research activities during the first nine months ended September 30, 2016; however, as a result of the future roll-out of the Company’s new “Easy Breathing” nasal product, management is currently formulating its budget for future advertising and research spend.

Selling expenses consist mostly of salesman salaries, commission and other selling expenses.  Overall decrease was approximately $3.5 million or 79.7%.  The Company’s accrued selling expenses are correlated with the Company’s sales; accordingly, with the reduced sales as function of the maintenance of the production line, the Company’s selling expenses decreased as well.

General and administrative expenses consist of salaries and wages, amortization and depreciation, stock-based compensation and other general and administrative expenses. During the nine months ended September 30, 2016, general and administrative expenses decreased by $1.0 million or 35.7% due to the decrease in staff salary and welfare.

 Provision for Income Taxes

For the three and nine months ended September 30, 2016 and 2015, we had no income tax expense nor income tax benefit. We are subject to the uniform corporate income tax rate of 25% in China. The calculation of effective tax rate includes the operating results of all our subsidiaries and the U.S. parent company.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of approximately $0.7 million and net working capital of approximately $0.8 million. Collection of receivables and lower production capacity from preparation for further GMP renewal certification at our Aoxing facility led to weak results in generating cash flows during the fiscal year. We have been working with the bank to extend the outstanding loans, trying to collect as much account receivables as possible, and restoring production volumes to regular levels; however, as of the time of this filing, we cannot provide any assurance that we will be able to successfully extend our loans and restore all production to regular volumes. The Company’s short-term bank loan is due on demand and the Company is in negotiations to extend this loan. As of September 30, 2016, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding product lines, research and development capabilities, and making acquisitions as deemed appropriate.

Based on our current plans for the next twelve months, we anticipate that the sales of the Company’s pharmaceutical products in Shaanxi Weinan after having recently gained renewal of its GMP certificates, as well as proceeds of the most recently completed capital raise in October 2016 will be the primary organic source of funds for future operating activities in 2016 and beyond. The Company will also make substantial efforts to collect outstanding accounts and other receivables to meet its debt obligations; we may also try to procure bank borrowing, if available, as well as capital raises through public or private offerings. There is no assurance that we will find such funding on acceptable terms, if at all. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

We anticipate that the new topical health product called “Easy Breathing” will be launched for sale in November 2016. The product was developed by the Company’s research and development team over the past 3 years. The product is designed to have effects of relieving stuffy nose, inhibiting nasal bacteria and viruses, and mitigating effects on the inflammation of nasal mucosa. It will be manufactured, distributed and sold in China. We do not expect any substantial revenue from sales of this product in 2016.

Net cash provided by operating activities increased by $1.1 million when comparing the same level for the same period.

Net cash used in financing activities for the nine months ended September 30, 2016 was approximately $0.3 million which was the result of the Company’s repayment of short term bank borrowings.

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

The following table sets forth our contractual obligations as of September 30, 2016:

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

To the best of the Company’s present understanding, on September 1, 2015, Shaanxi Aoxing Biostar Biotech Ltd. was informed by the People’s Court of Shaanxi Province (the “Shaanxi Court”) that its properties, consisting of three residential properties valued at $0.54 million (RMB 3.3 million) had been transferred to Mr. Lianhe Wang, an individual (not affiliated with the Company) to settle an outstanding personal loan to Ronghua Wang, the Company’s Chairman and CEO, in the amount of approximately RMB 5.7 million (USD$0.9 million). It is the Company’s understanding that because the corporate seal of Shaanxi Biostar was affixed to the loan agreement between the foregoing parties (which was done at the request of the lender for the sole purpose of Shaanxi Biostar’s acknowledging the transaction that involved its Chief Executive Officer, and not for any guarantee, security and/or undertaking or other similar purpose), the Shaanxi Court deemed Shaanxi Biostar as a co-borrower under this loan arrangement. The foregoing debt was personal debt of Ronghua Wang and no assets of Shaanxi Aoxing Biostar Biotech Ltd. were pledged to secure Ronghua Wang’s obligations in connection with such personal loan. Ronghua Wang has not borrowed money from the Company; nor has the Company obtained any proceeds from, guaranteed or secured any of his loans. Subsequently, Shaanxi Biostar was informed by the Shaanxi Court that as a result of Ronghua Wang’s inability to service the personal debt in question, Shaanxi Biostar’s properties (3 properties totaling 504 sq. meters), valued at RMB 3.3 million (US$0.54 million) had been transferred to Lianhe Wang to satisfy the outstanding debt. Shaanxi Biostar agreed to the foregoing arrangement to avoid further legal costs; Ronghua Wang agreed to compensate the Company for any loss arising from this legal matter, with such compensation to be paid no later than September 2016. The Company understands that with respect to the properties transferred to Wang Lianhe, Wang Lianhe is willing to return the properties to Shaanxi Biostar if Ronghua Wang satisfies and discharges his personal loan obligations. Ronghua Wang has repaid in full the $0.5 million (RMB 3.3 million) to the Company as compensation for the loss of properties and there are no any material effects on the Company’s day-to-day operations as a result of the foregoing events.
To the best of the Company’s understanding, in May 2015, a bank account of Shaanxi Aoxing Pharmaceutical Company Limited was frozen as a result of actions by Bai Yun, an individual lender (not affiliated with the Company), in his attempt to collect the outstanding balance on the personal loan due to him from Ronghua Wang in the amount of RMB 3 million (USD$0.48 million), which personal loan was in default. The foregoing debt was personal debt of Ronghua Wang dating to 2010, which Ronghua Wang obtained to acquire a real estate parcel; no assets of Shaanxi Aoxing Pharmaceutical Company Limited were pledged to secure Ronghua Wang’s obligations in connection with such personal loan. Also, the corporate seal of Shaanxi Biostar was affixed to the loan agreement between the foregoing parties (which was done at the request of the lender for the sole purpose of Shaanxi Biostar’s acknowledging the transaction that involved its Chief Executive Officer, and not for any guarantee, security and/or undertaking or other similar purpose). As of June 2014, Wang Ronghua owed Bai Yun RMB 5.17 million (or US$0.8 million representing principal and accrued interest on the original loan. Subsequently, Ronghua Wang commenced a lawsuit against the seller of the real estate in question and, in December 2014, secured a judgment in the amount of RMB 17 million against the seller to recover the purchase price. At approximately the same time, Bai Yun initiated a legal action against Ronghua Wang to collect on the outstanding debt. The parties to the dispute engage in settlement negotiations and on January 9, 2015, the court finalized the settlement arrangement between the parties. Ronghua Wang has been attempting to collect on his judgment against the seller, but so far he has not been successful, which, in turn, resulted in his inability to honor the terms of his settlement arrangement with Bai Yun. In May 2015, Bai Yun sought to foreclose on the Company’s land and bank account to satisfy the outstanding debt and in February 2016, the court attempted to force a sale of the Company’s 2,674 sq. meter parcel which is currently idle, at an auction. In order to prevent such auction sale, Ronghua Wang paid RMB 2.5 million to Bai Yun in March 2016 which amount was applied to the outstanding debt; following this payment, Bai Yun petitioned the court to terminate the auction sale. The title of the buildings and land use rights subject of this legal matter are currently seized by the court, but have not been transferred to the lender. It is also the Company’s understanding that as of June 30, 2016, Ronghua Wang had partially repaid the outstanding balance of the loan, thus avoiding the Company’s land use rights and buildings being seized and auctioned with proceeds used to settle this debt. Ronghua Wang is in the process of resolving this matter and settling the outstanding balance on the loan; if he pays off the outstanding balance of the loan to Bai Yun, it is the Company’s understanding that the properties and land will be immediately released. As of the date of this report, the matter has not been resolved and the remaining balance owed to Bai Yun remains still outstanding; accordingly, the properties and land remain seized by the courts.

Item 1.    Legal Proceedings. (Cont’d)

Following Nasdaq Listing Qualifications staff’s comments on the Company’s disclosures relating to the foregoing matters set forth in its Annual Report on Form 10-K for the period ended December 31, 2015, the Company provided a full set of responses and supplemental materials for the staff’s review and consideration. There is also no assurance that Ronghua Wang will be able to repay his personal debts in full before his creditor(s) take any other further legal action. If the remaining balance is not repaid, the Company’s property and assets in question will remain in Ronghua Wang’s creditor(s)’ possession until the debt is discharged. If and to the extent such properties are not returned to the Company or the Company does not obtain timely and adequate compensation for such transfers, the Company’s business and operations may suffer adverse consequences. On October 10, 2016, the Nasdaq Listing Qualifications staff sent a follow up letter to the Company regarding the background and circumstances as well as involvement and actions by the Company’s Board of Directors regarding the use of Company assets, and internal controls governing the use of Company stamps and chops related to the legal proceedings described above. The Company provided its responses to the follow-up letter to Nasdaq on October 28, 2016 with details surrounding the legal proceedings as well as the Board involvement, or lack thereof, to the loan agreements entered into by Mr. Ronghua Wang that have resulted in the seizure of certain of the Company assets. There is no assurance that the Nasdaq staff will not continue its inquiry resulting in an action that may have adverse effects on the Company’s continued listing on the Nasdaq Stock Market.

Item 1A. Risk Factors.

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.

There is substantial doubt as to our ability to continue as a going concern
As of September 30, 2016, we had cash of $659,359 and net working capital of $759,717. For the period ended September 30, 2016, we reported a net loss of $9,086,460 and net cash provided by operating activities of $911,057. We generated cash flow from operations even though we incurred a net loss as we collected outstanding receivables from our trade debtors, and our net loss includes certain non-cash expenses that are added back to our cash flow from operations as shown on our condensed consolidated statements of cash flows. There is no assurance that the production lines at Aoxing will resume and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the production levels as anticipated. Our inability to regain our production levels as anticipated may have material adverse effects on our business, operations and financial performance, and the Company may become insolvent. In addition, as discussed elsewhere in this Report, there is no assurance that Mr. Wang will be able to repay his personal debts in full before his creditors take further legal actions. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. Based on our current plans for the next twelve months, we anticipate that the sales of the Company’s pharmaceutical products in Shaanxi Weinan, after having recently gained renewal of its GMP certificates, will be the primary organic source of funds for future operating activities in 2016. However, no assurance can be given that we will have revenues sufficient to support and sustain our operations or that we would be able to obtain equity financing in the current economic environment. We intend to make substantial efforts to collect outstanding accounts and other receivables to meet its debt obligations; we may also seek bank borrowing, if available, as well as capital raises through public or private offerings. There is no assurance that we will find such funding on acceptable terms, if at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope, or substantially curtail or, under certain dire financial circumstances, cease our operations. We also anticipate that the new topical health product called “Easy Breathing” will be launched for sale in November 2016. The product was developed by the Company’s research and development team over the past 3 years. The product is designed to have effects of relieving stuffy nose, inhibiting nasal bacteria and viruses, and mitigating effects on the inflammation of nasal mucosa. It will be manufactured, distributed and sold in China.

If we are unable to renew our GMP certificates and subsequently achieve anticipated production levels, our operations may be materially adversely affected.

The Company has experienced a substantial decrease in sales volume of all Aoxing Pharmaceutical Products in the year ended December 31, 2015 and for the nine months ended September 30, 2016. This decrease was due to Aoxing Pharmaceutical’s temporarily suspension of production to conduct maintenance of its production lines to renew its GMP certificates which is currently anticipated to be completed at the end of 2016. While our production levels of Shaanxi Weinan products helped to offset the substantial decrease in our sales volume in the most recent fiscal quarter, our sales volume continue to remain at the present decreased levels. However, there is no assurance that the production lines at Aoxing will resume as anticipated and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the anticipated production levels. Our inability to regain anticipated production levels may have material adverse effects on our business, operations and financial performance, and may render the Company insolvent.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2016, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

4.1	Form of Warrant to Purchase Shares of Common Stock (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2016).
10.1	Securities Purchase Agreement (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2016).
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: November 21, 2016	By:	/s/ Ronghua Wang
Ronghua Wang, Chief Executive Officer and President (Principal Executive Officer)

Date: November 21, 2016	By:	/s/ Qinghua Liu
Qinghua Liu, Interim Chief Financial Officer (Principal Financial and Accounting Officer)