Form 10-K
period 2016-12-31
Biostar Pharmaceuticals, Inc.
filed 2017-04-13
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of the close of business as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter in 2016, the aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $9,654,116 based on the closing sale price of $4.42 per share post one-for-seven reverse stock split ($0.63 per pre-reverse share pre-split) of our common stock on NASDAQ Stock Market LLC on the same date.

As of March 28, 2017, the Company had 2,637,188 shares of common stock issued and outstanding.

TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2016

PART IV
Item 15.	Exhibits	58
Item 16.	Form 10-K Summary	58

Signatures		59

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

Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2016” mean the year ended December 31, 2016, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

We obtained statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information. While we believe that the statistical data, industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

PART I

ITEM 1.  BUSINESS

Overview

Biostar Pharmaceuticals, Inc. (“Biostar”) is a holding company that, through our wholly-owned subsidiary Shaanxi Biostar Biotech, Ltd. (“Shaanxi Biostar”) and our variable interest entities (“VIEs”) Shaanxi Aoxing Pharmaceutical Co., Ltd. (“Aoxing Pharmaceutical”), and Shaanxi Weinan Huaren Pharmaceuticals Ltd. (“Shaanxi Weinan”) develops, manufactures and markets pharmaceutical products for a variety of diseases and conditions in the People’s Republic of China (the “PRC” or “China”).

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

Voting Proxy Agreement.  In order to give us further control over Aoxing Pharmaceutical, Aoxing Pharmaceutical’s shareholders entered into a voting proxy agreement with Shaanxi Biostar, whereby these shareholders irrevocably and exclusively appointed the members of Shaanxi Biostar’s board of directors as their proxies to vote on all Aoxing Pharmaceutical matters that require shareholder approval, including, without limitation, the right to appoint members of Aoxing Pharmaceutical’s board of directors. The voting proxy agreement further provides that Shaanxi Biostar will appoint all members of Biostar’s board of directors to Aoxing Pharmaceutical’s board of directors. As the composition of Biostar’s board of director changes, Shaanxi Biostar must accordingly remove and appoint new members to Aoxing Pharmaceutical’s board of directors. The voting proxy agreement terminates upon the exercise of the option by Shaanxi Biostar to purchase the shares of Aoxing Pharmaceutical as described below, and is governed by the laws of the PRC.

Exclusive Option Agreement. In order to permit Aoxing Pharmaceutical to become an  indirectly wholly-owned subsidiary of Biostar when permitted under PRC law, Aoxing Pharmaceutical and its shareholders entered into an exclusive option agreement with Shaanxi Biostar, whereby Aoxing Pharmaceutical’s shareholders granted Shaanxi Biostar an irrevocable and exclusive purchase option (the “Option”) to acquire Aoxing Pharmaceutical’s equity and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. Current PRC law does not specifically provide for the equity of a non-PRC entity to be used as consideration for the purchase of a PRC entity’s assets or equity unless the value of the shares are equal to or greater than the value of the enterprise acquired. In addition, there is a lengthy appraisal process which must be approved by the provincial PRC government entities. The consideration for the exercise of the Option is to be determined by the parties and memorialized in future definitive agreements setting forth the kind and value of such consideration.

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

Share Pledge Agreement. In order to further solidify our control over Aoxing Pharmaceutical, Shaanxi Biostar and Aoxing Pharmaceutical’s shareholders entered into a share pledge agreement, whereby Aoxing Pharmaceutical’s shareholders pledged all of their equity interests in Aoxing Pharmaceutical, including the proceeds thereof, to guarantee the performance by the shareholders of all of the agreements they entered into with Shaanxi Biostar. Upon breach by any shareholder of any of the Contractual Arrangements, Shaanxi Biostar is entitled by operation of law to become the beneficial owner of the shareholders’ equity interests of Aoxing Pharmaceutical. Prior to termination of the share pledge agreement, the pledged equity interests of Aoxing Pharmaceutical cannot be transferred without Shaanxi Biostar’s prior written consent. The share pledge agreement will not terminate until agreed to by all of the parties in writing, and is governed by the laws of the PRC.

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

Shaanxi Biostar’s control over Aoxing Pharmaceutical under the Contractual Arrangements requires us to consolidate its financial statements pursuant to the Accounting Standards Codification (“ASC”) 810, Consolidation because Aoxing Pharmaceutical is considered a VIE of Shaanxi Biostar. ASC 810, Consolidation requires a VIE to be consolidated by any company that is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Since Shaanxi Biostar is the primary and only beneficiary of Aoxing Pharmaceutical (the VIE), ASC 810 Consolidation requires the consolidation of its financial statements with Shaanxi Biostar and ultimately consolidated with Shaanxi Biostar’s parent company, Biostar.

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

The following diagram illustrates our current corporate structure:

On March 11, 2013, Aoxing Pharmaceutical entered into a supplemental agreement to the Share Transfer Agreement with all the former equity holders of Shaanxi Weinan to acquire 13 drug approval numbers which were excluded from the Share Transfer Agreement due to incomplete reregistration.  Following the execution of the supplemental agreement, the Company will acquire the ownership of the 13 drug approval numbers for which reregistration has been completed. The aggregate purchase price is RMB 66 million (approximately $9.5 million) for the 13 drug approval numbers, of which RMB 30 million (approximately $4.8 million) was paid on November 26, 2012, RMB 25 million (approximately $4.0 million) was paid on December 31, 2012 and the balance of RMB 11 million (approximately $1.6 million) shall be paid in the Company’s common stock. Based on an agreed issuance price of $7.70 per share, RMB 11 million is equivalent to 228,938 shares of common stock of the Company. The Company completed this acquisition in April 2013.

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

On October 11, 2016, the Company and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with an offering (“Offering”) pursuant to which the Company agreed to sell, and the investors agreed to purchase 425,000 shares of the Company’s common stock and warrants to purchase up to 212,500 shares of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agent and other estimated offering expenses payable by the Company, of approximately $1.69 million. The warrants are accounted for in accordance to ASC 815 “Derivatives and Hedging” detailed in Note 2 of the Consolidated Financial Statements. The warrants are exercisable beginning six months and a day after the closing of this offering and expire three and a half years from the date of issuance at an exercise price of $5.55 per share. The exercise price and number of shares underlying the warrants are subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder thereof or any of its affiliates would beneficially own more than 4.9% of the Company’s common stock. The net proceeds from the offering will be used for working capital and other general corporate purposes. FT Global Capital, Inc. served as the placement agents for the offering. The Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-192963), which became effective on January 3, 2014, pursuant to a prospectus supplement to be filed with the Securities and Exchange Commission.

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

Our Business

The Company had no sales on all Aoxing Pharmaceutical Products in the year ended December 31, 2016 due to Aoxing Pharmaceutical’s temporary suspension of production to conduct maintenance of its production lines for the renewal of its GMP certificates. We expect the improvement work in Aoxing Pharmaceutical’s production lines will be completed, ready for inspection by the local authority and the GMP certificates will be renewed in the first half of 2017 at which time the production will resume. The Company also experienced substantial decrease in the sales volume of Shaanxi Weinan products due to replacing production equipment to comply with government’s environmental protection requirement. We currently anticipate that the production of Shaanxi Weinan products will resume in May 2017. There is no assurance that the production lines will resume and the renewal of GMP certificates will occur as anticipated or, even if they do, we will be able to return to the production levels as anticipated.

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

Our products are derived from medicinal herbs that are either grown at our own facility or purchased from our suppliers. We rely on approximately four suppliers for our raw materials. For Fiscal 2016, we purchased most our raw materials from suppliers because most of the herbs planted at our facility were not yet ready for harvest or use.

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

Since 2013, we have provided subcontracting services to hospital which provides the prescription. For the year ended December 31, 2016 and 2015, the subcontracting services to hospital contributed $0 and $12.4 million in income, respectively.

Our Products

The table below summarizes the pharmaceutical products that are currently manufactured and sold by us in the PRC:

Name	Treatments	Benefits and Side Effects	SFDA Classification
XinAoxing Oleanolic Acid Capsule	Hepatitis B
Believed to relieve hepatic injury, reduce glutamic-pyruvic transaminase activity, reduce r-GLO. Believed to promote hepatic cell regeneration, to be effective in hepatic coma treatment, to inhibit fibrous hyperplasia and prevent hepatocirrhosis. Used to reduce hepatic damage caused by HBV regeneration.
OTC
Ganwang Compound Paracetamol Capsule	Colds, runny nose, sore throat, headache and fever	Believed to relieves the symptoms of the common cold, including runny nose, sniffles and sneezing. Some patients experience symptoms of anorexia, queasiness and upset stomach after use.	OTC
Tianqi Dysmenorrhea Capsule	Dysmenorrhea	Used as Chinese traditional medicine for treatment of pain and other symptoms associated with menstruation. There are no known side effects.	OTC
Shu Tongle	Rheumatism, arthritis	Used for treatment of rheumatism, arthritis and pain relief	OTC
So easy	rhinitis	Used for treatment of rhinitis	OTC
New discovery	Hair loss	Used for treatment of hair loss	OTC
Jingang Tablets	For waist and knees, impotence, nocturnal emission, premature ejaculation, frequent urination	Used to protect the kidneys and increase blood flow in sexual organs by triggering production of natural hormones in the body.	Prescription
Compound Paracetamol and Amantadine Hydrochloride Tablets	Colds, influenza	Used to alleviate the symptoms of fever, headache, aching limbs, sneezing, runny nose, stuffy nose, sore throat caused by common cold and influenza.	OTC
Danxiang Rhinitis Tablets	For chronic simple rhinitis, allergic rhinitis, acute and chronic sinusitis.	Used as anti-inflammatory drug, alleviating cold symptoms, analgesic Tongqiao.	Prescription
Deafness Tongqiao pills	For hepatobiliary Huosheng, head swelling, deafness and tinnitus, pus in ears, dry stool, urine-yellow.	Used to circulate blood flow, unblock orifice, and relieve chest oppressing symptoms.	OTC

Yanlixiao Capsules	For heat syndrome bacillary dysentery, acute tonsillitis, acute and chronic bronchitis, acute gastroenteritis, acute mastitis and other infectious diseases.	Used for clearing and detoxifying, anti-inflammatory.	Prescription
Piracetam Tablets
Used to treat acute and chronic cerebrovascular disease, traumatic brain injury, memory loss, mild and moderate brain dysfunction caused by multiple reasons of a variety of toxic encephalopathy. And also for children retarded mental development.
Prescription
Huangyangning Tablets	For the patients with the symptoms of chest stuffiness and pains, Knotted and intermittent pulse; coronary heart disease, arrhythmias	Helps Qi and blood circulation; used to relieve pain.	Prescription
Hyperthyroidism Capsules	For the patients of hyperthyroidism with the symptoms of palpitations, sweating, irritability, dry throat, rapid pulse, and other symptoms of hyperthyroidism.	Used to improve blood circulation and suppress clustering of red blood cells and platelets	Prescription
Zhitongtougu Ointment	Joint pain, swelling, tenderness or dysfunction.	Used for alleviating cold symptoms, blood stagnation line, tongluo and relieving pain. Also used for patients with knee, lumbar blood stasis.	OTC
Fosfomycin Calcium Capsules
Is prescribed orally for the following infections caused by pathogen that is sensitive to fosfomycin  pathogens: 1. Intestinal infections: bacterial enteritis, dysentery. 2. Urinary tract infections: cystitis, pyelonephritis,urethritis. 3. Dermatology and soft tissue infections: furunculosis, hidradenitis, lymphadenitis, folliculitis. 4. Respiratory tract infection: Nasopharyngitis, tonsillitis, bronchitis. 5. Ophthalmology: hordeolum, dacryocystitis. 6. GynaeVaginitis, cervicitis.
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
Prescription
Chuzhang Zehaifu Tablets	For cataract.	Used to clears the abnormalities in the body, such as black bile and kidney deficiencies. Also helps with eye problems, such as redness, dry eyes, and blurred vision.	OTC
Muxiang Shunqi Pills	Abdominal pain, bloating.
Believed to promote Qi circulation and resolve dampness inside the body. Protects and strengthen the spleen and stomach. For distension, abdominal distention, nausea and vomiting, loss of appetite caused by the dampness obstructing spleen and stomach, chest and diaphragm.

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

There are two kinds of medications typically used for antivirotic treatment: interferon and ribonucleotide analog, both of which do not kill the HBV directly, but inhibit the metabolizing of HBV replication.  Their side effects, however, include damage to normal healthy cells, and they require prolonged treatment periods of more than one year and high costs. (Source: Pharmacopoeia of the People’s Republic of China).

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

Market for Our Products

Based on data that we have compiled from the business intelligence service DataMonitor, over the past decade, the Chinese medicine and pharmaceutical industry has developed at an annual growth rate of over 16%, making it one of the fastest growing industries in the Chinese economy. The PRC is among the ten largest medicine manufacturing countries and medical raw materials exporting countries in the world. With approximately one-fifth of the world’s population and a fast-growing gross domestic product, the PRC presents significant potential for the pharmaceutical industry. We believe that the burgeoning market provides business opportunities for us. We are pursuing opportunities in several sectors that we believe will experience growth and that we can address with our manufacturing and distribution expertise. The following is a brief overview of these potential sectors:

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

Pediatric Medicine

Increased access to information through education programs and the general promotion of good health within the PRC are helping to generate demand for products designed specifically for children. Furthermore, as the PRC continues to advocate the one child per family policy, parents’ demands for quality children’s medicines are increasing, as is the interest in brand differentiation. However, at present, few manufacturing plants specialize in pediatric medicine and there is no leading national brand. Approximately 90% of general pharmaceuticals and medicines utilized in the PRC have no corresponding pediatric formula for their drugs, leaving substantial opportunity for growth.  We plan to introduce new products to address these issues.  In particular, we plan to enhance production of our pediatric medicines and market our pediatric cough medication.

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

Our Customers

Our top customer accounted for 100% of our net sales in fiscal 2016. Two of our top ten customers accounted for 65% of our total net sales in fiscal 2015.

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

In Fiscal 2016, Xi’an Chinese Medicine Group Lintong Branch (Xi’an Chinese Medicine Lintong), Xi’an Innovation Printing, and Nanjing Xiaoying Pharmaceutical Group Co., Ltd. (“Nanjing Xiaoying”) accounted for approximately 35%, 28% and 8% of our total raw material purchase, respectively. In Fiscal 2015, Xi’an Chinese Medicine and Herbs Factory (“Xi’an Chinese Medicine”), Shaanxi Haoyuan Chinese Medicine and Herbs Factory (“Haoyuan”) and Xianyang Wenlin Color Printing Co., Ltd. (“Wenlin”) accounted for approximately 26%, 27% and 7% of our total raw material purchase, respectively.

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

Trade Mark	Term
“Yi Wen Ling” & device (Certificate: No. 1008816)	May 21, 2007 to May 20, 2017
“Zhong Ao” & device. (Certificate: No. 1728599)	March 14, 2012 to March 13, 2022
“Xin Tai Ke” & device (Certificate No. 1908333)	September 28, 2012 to September 27, 2022
“Gan Wang” & device, (Certificate No. 3001006)	November 14, 2012 to November 13, 2022
“Hei Gen” (Certificate: No. 3168882)	July 7, 2013 to July 6, 2023
“Shi Li Ming” (Certificate: No. 3180355)	August 7, 2013 to August 6, 2023
“Aoxing No.1” (Certificate: No. 3168883)	February 21, 2004 to February 20, 2024
“Cha Ge De ” & device (Certificate: No. 4770095)	December 21, 2008 to December 20, 2018
“Cha Ge De Ri” & device (Certificate: No. 1624463)	August 28, 2011 to August 27, 2021
“Ao Xing Xin Le” & device (Certificate: No. 4319027)	November 28, 2007 to November 27, 2017
“Yin Shi” & device (Certificate: No. 3650168)	November 21, 2015 to November 20, 2025
“KangbingDu” & device (Certificate: No. 3832841)	April 14, 2016 to April 13, 2026
“Shabingjun & device (Certificate: No. 3832844)	April 14, 2016 to April 13, 2026
“KangbingDu” & device (Certificate: No. 7858678)	January 14, 2011 to January 13, 2021
“XinNao No.1” (Certificate: No. 3619525)	October 14, 2015 to October 13, 2025
“Baoertong” & device (Certificate: No. 3829856)	June 14, 2016 to June 13, 2026

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

We have enjoyed a sound, cooperative working relationship with the Shaanxi People’s Government and related government departments since our founding. Adjustments to our operating strategies and long-term business plans have been unanimously approved by relevant departments and by provincial-level government entities.

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

The SFDA and the China Traditional Medicine Administration Bureau regulate the process for new drug approval and licensing in the PRC, which can involve many levels of authority, lacking in transparency, and presents one of the greatest obstacles for companies to introduce new drugs into the market. One of the preliminary aspects of the application process involves a review of the Chinese market’s need for a particular drug. If the SFDA determines that the market niche for a particular drug is saturated, the drug will not receive further consideration and the licensing application will be denied. According to industry analysts, eighty-five percent of applications for new drugs licensing is determined by SFDA to be in saturated markets and thus are not considered for approval. Only fifteen percent of new-to-market drug applications are considered for approval by the SFDA.

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

 Dividend Distribution

The principal laws, rules and regulations governing dividends paid by our PRC affiliated entities include the Company Law of the PRC (1993), as amended in 2006, Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and Wholly Foreign Owned Enterprise Law Implementation Rules (1990), as amended in 2001. Under these laws and regulations, each of our consolidated PRC entities, including wholly foreign owned enterprises, or WFOEs, and domestic companies in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities, including WFOEs and domestic companies, is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital. These reserves are not distributable as cash dividends. As of December 31, 2016, the accumulated balance of our statutory reserve funds reserves amounted to RMB 55 million (approximately $7.4 million) and the accumulated profits of our consolidated PRC entities that were available for dividend distribution amounted to RMB 92.6 million (approximately $10.2 million).

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

•
On December 15, 2010, Aoxing Pharmaceutical entered into a product research and development agreement with Northwest University to jointly conduct the research, development and production of a medicine, Danshensu Borneol Ester (“DBZ”), for treatment of ischemic cerebrovascular disease. Pursuant to the agreement, Aoxing acquired a 60% equity interest in DBZ and is entitled to 60% of the after-tax profits after the product is put into production. Aoxing has the exclusive right to produce and sell the product in China and own the exclusive approval number. Northwest University shall not transfer the product to any third party in China. As of the date of this Annual Report, we have paid an aggregate of RMB 72 million (approximately $10.4 million) to Northwest University in connection with the agreement.

•
In November 2016, Aoxing Pharmaceutical spent RMB 7.6 million (approximately $1.1 million) to conduct the research and development of a new medicine with Northwest University, Aoxing has the exclusive right to produce and sell the new medicine in China and own the exclusive approval number.

Employees

As of March 28, 2017, we had 200 full time employees who receive labor insurance. These employees are organized into a union under the labor laws of the PRC and can bargain collectively with us. We maintain good relations with our employees. We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and birth insurance and to purchase job injury insurance for employees, in accordance with relevant regulations. The government’s social insurance funds account for 20% of employees’ total salaries. The job injury insurance premium is about RMB 50 (approximately $7) per person. We expect the amount of our contributions to the government’s social insurance funds and the cost related to job injury insurance to increase in the future as we expand our workforce and operations.

Seasonality of Sales

Sales in the first quarter are usually lower due to people traveling and taking vacations during the traditional Chinese New Year and Chinese Spring Festival holidays. Sales in the second quarter usually are the highest among quarters. Sales in the second and third quarters of fiscal 2016 and 2015 were approximately 26% and 27%, and 52% and 16%, respectively. Due to the production suspension in 2016, the seasonality of sales in 2016 may not conform to the usual pattern.

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

Our current levels of working capital and the need for additional financing raise substantial doubt as to our ability to continue as a going concern. We may need substantial additional capital to fund our operations. To date, we have relied almost exclusively on organically generated revenues financing transactions to fund losses from our operations. Our inability to obtain sufficient additional financing would have a material adverse effect on our ability to implement our business plan and, as a result, could require us to significantly curtail or potentially cease our operations. At December 31, 2016, we had cash and cash equivalents of approximately $0.18 million, total current assets of approximately $7.4 million and total current liabilities of approximately $5.6 million. We will need to engage in capital-raising transactions in the near future. Such financing transactions may well cause substantial dilution to our shareholders and could involve the issuance of securities with rights senior to the outstanding shares. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of its business model, of the offering terms, etc. There is no assurance that we will be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs and to support our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our revenues and operations and the value of our common stock and common stock equivalents would be materially negatively impacted and we may cease our operations.

There is substantial doubt as to our ability to continue as a going concern

We have suffered losses from operations and have insufficient liquidity to fund ongoing operations which raise substantial doubt about our ability to continue as a going concern. Accordingly, we will need to increase sales volume and obtain additional capital to continue as a going concern and to fund our operations. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may not accomplish, we expect to finance future cash needs primarily through offerings of our debt or equity securities, or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope, or eliminate one or more of our programs, or substantially curtail or close our operations altogether.

If we are unable to renew our GMP certificates and subsequently achieve anticipated production levels, our operations may be materially adversely affected.

The Company has experienced a substantial decrease in sales volume of all Aoxing Pharmaceutical Products in the years ended December 31, 2015 and 2016, respectively. This decrease was due to Aoxing Pharmaceutical’s temporarily suspension of production to conduct maintenance of its production lines to renew its GMP certificates which is currently anticipated to be completed in the first half of 2017. While our production levels of Shaanxi Weinan products helped to offset the substantial decrease in our sales volume in the most recent fiscal quarter, our sales volume continues to remain at the present decreased levels. However, there is no assurance that the production lines at Aoxing will resume as anticipated and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the anticipated production levels. Our inability to regain anticipated production levels may have material adverse effects on our business, operations and financial performance, and may render the Company insolvent.

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

Our sales to customers are highly concentrated and the loss of our top customers may significantly adversely affect our business and the price of our common stock.

Our top customer accounted for 100% of our net sales in fiscal 2016; two of our top ten customers accounted for 65% of our total net sales in fiscal 2015. The loss of our top customers may significantly adversely affect our business and the price of our common stock.

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

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in us. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of Aoxing Pharmaceutical’s business more difficult because the lender’s consent could be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in us.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Some members of our management team have limited or no experience operating a public company, or subject to SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a public company. While we are in the process of engaging a consulting firm to evaluate and assist us with implementing a viable internal control system, our lack of familiarity with Section 404 may nevertheless unduly divert management’s time and resources in executing the business plan. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. So far, our external auditors have not reported to our board of directors any significant weakness on our internal control and provided recommendations accordingly. Nevertheless, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. We are dependent upon the services of Mr. Wang, our President, Chief Executive Officer and Chairman, for the continued growth and operation of our Company because of his experience in the industry and his personal and business contacts in the PRC. We do not have an employment agreement with Mr. Wang and do not anticipate entering into an employment agreement in the foreseeable future. Although we have no reason to believe that Mr. Wang will discontinue his services with us or Aoxing Pharmaceutical, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations. Additionally, Xiaojuan Zhai, our Chief Financial Officer, Zhenghong Wang, our Chief Operating Officer, Yuan Jian, General Manager and Chief Engineer of Aoxing Pharmaceutical, perform key functions in the operation of our business. There can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel.

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

If our pharmaceutical products fail to receive regulatory approval or are severely limited in these products’ scope of use, we may be unable to recoup considerable research and development expenditures.

Our research and development of pharmaceutical products is subject to the regulatory approval of the SFDA. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures. Currently, three of our products, Zushima, Gan Fu Kang and Azithromycin Dispersible Tablets, have pending applications with the SFDA. Phase III clinical testing is occurring for five other products (Shenrong Capsules, Zhixuening Pian, Xiao’aiping Dispersible Tablets, Zhenbao Wan Capsules, and KunLing Wan Capsules), which expects to be completed sometime in 2015 to 2018. After phase III clinical test, these products will be submitted for SFDA approval. If we do not receive timely approval for any of these drugs, then production will be delayed and sales of the products may be adversely affected.

Price control regulations may decrease our profitability.

The laws of the PRC provide for the government to fix and adjust prices. The prices of certain medicines we distribute, including those listed in the Chinese government’s catalogue of medications that are reimbursable under the PRC’s social insurance program, or the Insurance Catalogue, are subject to control by the relevant state or provincial price administration authorities. The PRC establishes price levels for products based on market conditions, average industry cost, supply and demand and social responsibility. In practice, price control with respect to these medicines sets a ceiling on their retail price. The actual price of such medicines set by manufacturers, wholesalers and retailers cannot historically exceed the price ceiling imposed by applicable government price control regulations. Although, as a general matter, government price control regulations have resulted in drug prices tending to decline over time, there has been no predictable pattern for such decreases.  It is possible that additional products may be subject to price control, or that price controls may be increased in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

If the medications we produce are replaced by other medicines or are removed from the PRC’s insurance catalogue in the future, our revenue may suffer.

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

The results of our operations may be significantly affected by the public’s perception of our product and similar companies. This perception is dependent upon opinions concerning:

•	the safety and quality of our products and ingredients;
•	the safety and quality of similar products and ingredients distributed by other companies; and
•	our sales force.

Adverse publicity concerning any actual or purported failure to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our goodwill and could negatively affect our sales and ability to generate revenue. In addition, our consumers’ perception of the safety and quality of products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could negatively impact our reputation or the market demand for our products.

If we fail to develop new products with high profit margins, and our high profit margin products are substituted by competitor’s products, our gross and net profit margins will be adversely affected.

There is no assurance that we will be able to sustain our profit margins in the future. The pharmaceutical industry in the PRC is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. In addition, new products are constantly being introduced to the market. In order to increase our sales and expand our market share, we may be forced to reduce prices in the future, leading to a decrease in gross profit margin. The research and development of new products and technology is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipated timeframe, if ever at all. There is no assurance that our competitors’ new products, technology, and processes will not render our existing products obsolete or non-competitive. To the extent that we fail to develop new products with high profit margins and our high profit margin products are substituted by competitors’ products, our gross profit margins will be adversely affected.

The commercial success of our products depends upon the degree of market acceptance among the medical community and failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

The commercial success of our products depends upon the degree of market acceptance by the PRC medical community, such as hospitals and physicians. Even if our products are approved by the SFDA, there is no assurance that physicians will prescribe or recommend our products to patients. Furthermore, a product’s prevalence and use at hospitals may be contingent upon its relationship with the medical community. Currently, Danshen Granule and Taohausan are only available by medical prescription. The acceptance of our products by the PRC medical community may depend upon several factors, including but not limited to, the product’s acceptance by physicians and patients as a safe and effective treatment, cost effectiveness, potential advantages over alternative treatments, and the prevalence and severity of side effects. Failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

Risks Related to Doing Business in the PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the PRC’s Communist Party. The Chinese government exerts substantial influence and control over the manner in which we and it must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, particularly the pharmaceutical industry, through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the website www.oanda.com, as of April 3, 2017, US$1 was equal to RMB 6.88825. As we rely entirely on revenue earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for Aoxing Pharmaceutical’s operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Aoxing Pharmaceutical’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the RMB. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB; the U.S. dollar equivalent of the RMB we convert would be reduced in proportion to the amount the U.S. dollar appreciates. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Substantial uncertainties exist with respect to the enactment timetable and final content of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

The Ministry of Commerce published a discussion draft of the proposed Foreign Investment Law in January 2015 (the “Draft FIL”) aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The Draft FIL embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The Ministry of Commerce is currently soliciting comments on this draft and substantial uncertainties exist with respect to its enactment timetable, final content, interpretation and implementation.

Among other things, the Draft FIL expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign-invested enterprise, or an FIE. The Draft FIL specifically provides that entities established in China but “controlled” by foreign investors will be treated as FIEs, whereas an entity set up in a foreign jurisdiction would nonetheless be, upon market entry clearance, treated as a PRC domestic investor provided that the entity is “controlled” by PRC entities and/or citizens. Once an entity is determined to be an FIE, it will be subject to the foreign investment restrictions or prohibitions set forth in a “negative list,” to be separately issued by the State Council later. Unless the underlying business of the FIE falls within the negative list, which calls for market entry clearance, prior approval from the government authorities as mandated by the existing foreign investment legal regime would no longer be required for establishment of the FIE. Under the Draft FIL, VIEs that are controlled via contractual arrangement would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors. Therefore, for any companies with a VIE structure in an industry category that is on the “negative list” the VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, the VIEs will be treated as FIEs and any operation in the industry category on the “negative list” without market entry clearance may be considered as illegal.

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

The State Administration of Foreign Exchange of the PRC (“SAFE”) regulations regarding offshore financing activities by PRC residents which may increase the administrative burden we face. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

In October 2005, SAFE issued a public notice effective from November 1, 2005, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice or SAFE #75, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of the PRC, referred to as an “offshore special purpose company,” for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in the PRC. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

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

The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People’s Congress amended the Constitution of the PRC to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in the PRC. However, the PRC’s system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes. The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC’s political, economic or social life, will not affect the PRC government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the PRC legal system on our business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC’s accounting laws require that an annual “statutory audit” be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

On February 21, 2017, Biostar Pharmaceuticals, Inc. (the “Company”) received a notification letter from Nasdaq Listing Qualifications (“Nasdaq”) advising the Company that, following Zhongyang Shang’s resignation as an independent director of the Company, the Company was not in compliance with Nasdaq’s continued listing requirements set forth in Listing Rule 5605 pertaining to the independent director membership of the Company’s Board and its Audit and Compensation Committees. Pursuant to Listing Rules 5605(b)(1)(A), 5605(c)(4) and 5605(d)(4), the Company is extended a cure period to regain compliance with the foregoing deficiency as follows:

•	Until the earlier of the Company’s next annual shareholders’ meeting or February 5, 2018, or
•	If the next annual shareholders’ meeting is held before August 4, 2017, then the Company must evidence compliance no later than August 4, 2017 (together, the “Compliance Deadline”).

If the Company does not regain compliance by the Compliance Deadline, the Company’s securities will be subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. In its February 9, 2017 Current Report on Form 8-K, the Company disclosed Mr. Shang’s departure as a Board and Board committee member due to severe personal health issues. The Company is currently going through the process of considering suitable candidates to fill the vacancy resulting from Mr. Shang’s departure. The Company intends to complete this process in due course and by the Compliance Deadline so as to regain the Company’s compliance with the Nasdaq continued listing requirements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

The table below provides a general description of our major offices and facilities:

Location	Principal Activities	Area (Sq meter)	LUR and Lease Term
No. 588 Shiji Xi Road, Xianyang, Shaanxi Province, PRC 712000	Headquarter, GMP Facility, R&D	19,036	50-year land use right expiring in June 2056
Wuquan Village Jiangcun Town Hu Country Xi’an City	Herb cultivation	343,983	40-year land lease expiring on May 4, 2049
Weihua Road, Weinan City, Shaanxi, PRC	GMP Facility, R&D	63,851	50-year land use right expiring in August 2053

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in the updated disclosures below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 and the Company’s subsequent public filings. The Company undertakes no obligation to update or revise the information set forth herein, whether as a result of new information, changed circumstances or future events or for any other reason.

On September 1, 2015, Shaanxi Aoxing Biostar Biotech Ltd. was informed by the People’s Court of Shaanxi Province (the “Shaanxi Court”) that its properties, consisting of three residential properties valued at $0.5 million (RMB 3.3 million) had been transferred to Mr. Lianhe Wang, an individual (not affiliated with the Company) to settle an outstanding personal loan to Ronghua Wang, the Company’s Chairman and CEO, in the amount of approximately RMB 5.7 million (USD$0.8 million). It is the Company’s understanding that because the corporate seal of Shaanxi Biostar was affixed to the loan agreement between the foregoing parties (which was done at the request of the lender for the sole purpose of Shaanxi Biostar’s acknowledging the transaction that involved its Chief Executive Officer, and not for any guarantee, security and/or undertaking or other similar purpose), the Shaanxi Court deemed Shaanxi Biostar as a co-borrower under this loan arrangement. The foregoing debt was personal debt of Ronghua Wang and no assets of Shaanxi Aoxing Biostar Biotech Ltd. were pledged to secure Ronghua Wang’s obligations in connection with such personal loan. Ronghua Wang has not borrowed money from the Company; nor has the Company obtained any proceeds from, guaranteed or secured any of his loans. Subsequently, Shaanxi Biostar was informed by the Shaanxi Court that as a result of Ronghua Wang’s inability to service the personal debt in question, Shaanxi Biostar’s properties (3 properties totaling 504 sq. meters), valued at RMB 3.3 million (US$0.5 million) had been transferred to Lianhe Wang to satisfy the outstanding debt. Shaanxi Biostar agreed to the foregoing arrangement to avoid further legal costs; Ronghua Wang agreed to compensate the Company for any loss arising from this legal matter. The Company understands that with respect to the properties transferred to Wang Lianhe, Wang Lianhe is willing to return the properties to Shaanxi Biostar if Ronghua Wang satisfies and discharges his personal loan obligations. Ronghua Wang has repaid in full the $0.5 million (RMB 3.3 million) to the Company as compensation for the loss of properties and there are no any material effects on the Company’s day-to-day operations as a result of the foregoing events.

In May 2015, a bank account of Shaanxi Aoxing Pharmaceutical Company Limited was frozen as a result of actions by Bai Yun, an individual lender (not affiliated with the Company), in his attempt to collect the outstanding balance on the personal loan due to him from Ronghua Wang in the amount of RMB 2.67 million (USD$0.44 million), which personal loan was in default. The foregoing debt was personal debt of Ronghua Wang dating to 2010, which Ronghua Wang obtained to acquire a real estate parcel; no assets of Shaanxi Aoxing Pharmaceutical Company Limited were pledged to secure Ronghua Wang’s obligations in connection with such personal loan. Also, the corporate seal of Shaanxi Biostar was affixed to the loan agreement between the foregoing parties (which was done at the request of the lender for the sole purpose of Shaanxi Biostar’s acknowledging the transaction that involved its Chief Executive Officer, and not for any guarantee, security and/or undertaking or other similar purpose). As of June 2014, Wang Ronghua owed Bai Yun RMB 5.17 million (or US$0.8 million representing principal and accrued interest on the original loan. Subsequently, Ronghua Wang commenced a lawsuit against the seller of the real estate in question and, in December 2014, secured a judgment in the amount of RMB 17 million against the seller to recover the purchase price. At approximately the same time, Bai Yun initiated a legal action against Ronghua Wang to collect on the outstanding debt. The parties to the dispute engage in settlement negotiations and on January 9, 2015, the court finalized the settlement arrangement between the parties. Ronghua Wang has been attempting to collect on his judgment against the seller, but so far he has not been successful, which, in turn, resulted in his inability to honor the terms of his settlement arrangement with Bai Yun. In May 2015, Bai Yun sought to foreclose on the Company’s land and bank account to satisfy the outstanding debt and in February 2016, the court attempted to force a sale of the Company’s 2,674 sq. meter parcel which is currently idle, at an auction. In order to prevent such auction sale, Ronghua Wang paid RMB 2.5 million (US$0.36 million) to Bai Yun in March 2016 which amount was applied to the outstanding debt; following this payment, Bai Yun petitioned the court to terminate the auction sale. The title of the buildings and land use rights subject of this legal matter are currently seized by the court, but have not been transferred to the lender. As of December 31, 2016, Ronghua Wang was negotiating settlement terms of the remaining balance on the loan and had partially repaid the outstanding balance of the loan, thus avoiding the Company’s land use rights and buildings being seized and auctioned with proceeds used to settle this debt. If he pays off the remaining balance of the loan to Bai Yun, it is the Company’s understanding that the properties and land will be immediately released. As of the date of this report, the matter has not been resolved and the remaining balance owed to Bai Yun still outstanding; accordingly, the properties and land remain seized by the courts.

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

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s securities are currently trading on NASDAQ under the trading symbol “BSPM” (subject to the listing exception), which listing was approved in April 2010. Prior to that, our securities were quoted on the OTC-BB.  The market for our common stock is limited and volatile.  Set forth below are the high and low closing sale prices for the common stock for each quarter in 2016 and 2015. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2015	$2.94	$2.80
September 30, 2015	$5.04	$4.90
June 30, 2015	$7.70	$7.07
March 31, 2015	$8.89	$8.19

December 31, 2016	$3.10	$2.91
September 30, 2016	$4.73	$3.34
June 30, 2016	$5.10	$4.35
March 31, 2016	$2.07	$1.88

On March 28, 2017, the closing price of the Company’s common stock was $2.15.

Holders

As of December 31, 2016, we had 22 record holders of our common stock based upon a shareholder list provided by our transfer agent. Our transfer agent is Interwest Transfer Co., Inc. located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117, and its telephone number is (801) 272-9294.

Dividends

We have not declared or paid any cash dividends on our common stock during either of our last two fiscal years. The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company’s revenue and earnings, capital requirements, financial conditions. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below. Except as previously reported in the Company’s public filings made with the SEC, the Company issued no unregistered shares of Common stock during the three months ended December 31, 2016. The Company did not repurchase any of its equity securities during the quarter ended December 31, 2016.

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

Since 2013, we improved our customer portfolio and provided subcontracting services to hospital which provides the prescription. For the years ended 31 December 2016 and 2015, the subcontracting services income from the hospital contributed $0 and $12.4 million, respectively, to our revenue. We currently manufacture and sell twelve over-the-counter (“OTC”) medications and seventeen prescription-based pharmaceuticals which are sold and distributed in over 25 provinces and provincial-level cities throughout China. We also have exclusive supply contract with a hospital to supply six pharmaceutical products.  Our best-selling product, Xin Ao Xing Oleanolic Acid Capsule (“Xin Aoxing Capsule”), is a state-approved OTC drug for treatment of Hepatitis B.

October 2016 Registered Offering

On October 11, 2016, the Company and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with an offering (“Offering”) pursuant to which the Company agreed to sell, and the investors agreed to purchase 425,000 shares of the Company’s common stock and warrants to purchase up to 212,500 shares of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agent and other estimated offering expenses payable by the Company, of approximately $1.91 million. The warrants are exercisable beginning six months and a day after the closing of this offering and expire three and a half years from the date of issuance at an exercise price of $5.55 per share. The exercise price and number of shares underlying the warrants are subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder thereof or any of its affiliates would beneficially own more than 4.9% of the Company’s common stock. The net proceeds from the offering will be used for working capital and other general corporate purposes. FT Global Capital, Inc. served as the placement agents for the offering. The Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-192963), which became effective on January 3, 2014, pursuant to a prospectus supplement to be filed with the Securities and Exchange Commission.

Results of Operations

Net Sales

The following table illustrates our sales results for the years ended December 31, 2016 and 2015.

	Year ended December 31,		Decrease due to changes in
	2016	2015	Product offering	Sales volume	Sales price
Aoxing Pharmaceutical Products
Xin Aoxing Capsule	$-	$9,076,174	$-	$(9,076,174)	$-
Other Aoxing Pharmaceutical products	-	3,101,887	-	(3,101,887)	-
Sub-total	-	12,178,061	-	(12,178,061)	-

Shaanxi Weinan products	2,384,492	4,151,872	-	(1,767,380)	-

Hospital products	-	12,438,549	-	(12,438,549)	-

Total gross sales	$2,384,492	$28,768,482	$-	$(26,383,990)	$-
Sales discount	-	(1,638,873)

Total net sales	$2,384,492	$27,129,609

For the year ended December 31, 2016, total net sales decreased by approximately $24.7 million or 91.2% compared to the year ended December 31, 2015.  The decrease was mainly due to the production suspension of the Company’s Aoxing factory while the GMP certificates were being renewed.

The Company had no sales on all Aoxing Pharmaceutical Products in the year ended December 31, 2016 as Aoxing Pharmaceutical temporarily stopped production to conduct maintenance of its production lines in order to renew its GMP certificates which is expected to be renewed in the first half of 2017 at which time the production will resume. If the Company was unable to resume production, then it might become insolvent.

Sales of Shaanxi Weinan’s products decreased substantially during the year ended December 31, 2016 due to replacing production equipment to comply with government’s environmental protection requirement. We currently anticipate that the production of Shaanxi Weinan products will resume in May 2017.

Cost of sales

The following table summarizes our cost of goods sold for the years ended December 31, 2016 and 2015:

	Year ended December 31,		Decrease due to changes in
	2016	2015	Product offering	Sales volume	Product cost
Aoxing Pharmaceutical Products
Xin Aoxing Capsule	$-	$1,570,515	$-	$(1,570,515)	$-
Other Aoxing Pharmaceutical products	-	2,327,039	-	(2,327,039)	-
Sub-total	-	3,897,554	-	(3,897,554)	-

Shaanxi Weinan products	1,469,318	2,283,613	-	(814,295)	-

Hospital products	-	9,844,377	-	(9,844,377)	-

Medical device	-	-	-	-	-

Total cost of sales	$1,469,318	$16,025,544	$-	$(14,556,226)	$-

For the year ended December 31, 2016, cost of sales decreased by approximately $14.6 million or 90.8%, compared to the year ended December 31, 2015.  This decrease in costs of sales is mainly due to a proportional decrease in sales volume.

Cost margin of our hospital products was 0% and 79.1% for the years ended December 31, 2016 and 2015, respectively. The 0% cost margin was a result of no production and no sales in the Company’s Aoxing factory.

Gross Profit

The following table summarizes our gross profit for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016		2015
	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin%
Aoxing Pharmaceutical Products
Xin Aoxing Capsule	$-	-%	$7,505,659	82.7%
Other Aoxing Pharmaceutical products	-	-%	774,848	25.0%
Sub-total	-	-%	8,280,507	68.0%

Shaanxi Weinan products	915,174	38.4%	1,868,259	45.0%

Hospital products	-	-%	2,594,172	20.9%

Medical device	-	-%	-	-%

Sales discount	-	-%	(1,638,873)	-%

Total gross profit	$915,174	38.4%	$11,104,065	40.9%

Gross profit decreased by approximately $10.2 million or 91.8% for the year ended December 31, 2016, as compared to the year of 2015. The decrease in gross profit was due primarily to the decrease in sales of all products.

The overall gross profit margin decreased to 38.4% for the year ended December 31, 2016 from 40.9% for the year ended December 31, 2015.   The decline in gross profit margin during the year 2016, as compared to the year 2015 was the result of the no sales thus no gross profit from Aoxing Pharmaceutical Products and hospital products.

Operating Expenses

	Year Ended December 31,
	2016		2015
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Advertising expenses	$-	-%	$3,803,780	14.0%	(100.0%)
Selling expenses	1,169,416	49.0%	4,835,398	17.8%	(75.8%)
General and administrative expenses	2,431,462	102.0%	4,648,902	17.1%	(47.7%)
Research and development expenses	1,144,044	48.0%	4,020,909	14.8%	(71.5%)
(Recovery of ) provision for doubtful debts	(265,486)	n/a %	4,666,730	17.2%	(100.0%)
Impairment loss on loan receivables	-	-%	8,845,999	32.6%	(100.0%)
Impairment loss on prepaid lease payment	-	-%	1,066,115	3.9%	(100.0%)
Impairment loss on intangible assets	-	-%	2,973,796	11.0%	(100.0%)
Total operating expenses	$4,479,436	187.9%	$34,861,629	128.5%	87.2%

Total operating expense decreased by approximately $30.4 million or 87.2% for the year ended December 31, 2016, as compared to the year ended December 31, 2015.  The decrease is attributable to the decrease in all operating expenses, the lack of provision for doubtful debts and no impairment losses on various assets.

Advertising expenses accounted for 0% and 14.0% of our total net sales for the years ended December 31, 2016 and 2015. The lack of advertising expenses in 2016 was mainly due to no sales activities in Aoxing Pharmaceutical Products and hospital products and decreased sales activity in Weinan products.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  Overall decrease was approximately $3.7 million or 75.8%. The decrease in selling expenses was a result of the above mentioned no sales activities in Aoxing Pharmaceutical Products and hospital products and decreased sales activity in Weinan products.

General and administrative expenses consist of personnel expenses, amortization and depreciation, professional fees and other general and administrative expenses. During the year ended December 31, 2016, general and administrative expenses were approximately $2.4 million. The decrease in general and administrative expenses was mainly due to no loss from land disposal, decrease in tax as a result of lower sales, and lower amortization, partially offset by higher legal fee related to the October 2016 security offering.

We make periodical assessments as to the progress of our research and development projects, and charge to expense as appropriate as these projects reach different stages or project milestones. We incurred a total of approximately $1.1 million and $4.0 million in research and development expenses for the years ended December 31, 2016 and 2015, respectively.

We make periodical assessment for possible impairment on various assets. At December 31, 2015, we determined some of our assets were impaired and accordingly impairment losses were recorded.  For the year ended December 31, 2016, no impairment was necessary for our assets.

Provision for Income Taxes

For the year ended December 31, 2016, our deferred tax expense was approximately $2.7 million. For the year ended December 31, 2015, we had an income tax expense of approximately $1.3 million.  The uniform corporate income tax rate is 25% in China. The calculation of effective tax rate includes the operating results of all our subsidiaries, including the U.S. corporate company. As of December 31, 2016, valuation allowance of approximately $10.0 million was provided in the consolidated financial statements.

Liquidity and Capital Resources

There is substantial doubt that the Company will continue as a going concern. As of December 31, 2016, we had cash and cash equivalents of approximately $0.2 million and net working capital of approximately $1.7 million. Lower production capacity from preparation of GMP certification renewal at our Aoxing facility led to weak results in generating cash flows during the fiscal year. We have been working with the bank to extend the outstanding loans, trying to collect as much account receivables as possible, and restoring production volumes to regular levels; however, as of the time of this filing, we cannot provide any assurance that we will be able to successfully extend our loans and restore all production to regular volumes. The Company’s short-term bank loan is due on demand and the Company is in negotiations to extend this loan. As of December 31, 2016, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding product lines, research and development capabilities, and making acquisitions as deemed appropriate.

Based on our current plans for the next 12 months, we anticipate that the sales of the Company’s pharmaceutical products will be the primary organic source of funds for future operating activities in 2017. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, as we may deem appropriate, we may rely on more bank borrowing, if available, as well as capital raises. There is no assurance that we will find such funding on acceptable terms, if at all.

Net cash provided by operating activities for the year ended December 31, 2016 was approximately $4.9 million. This was primarily due to our net loss of approximately $5.7 million, adjusted by non-cash related expenses including depreciation and amortization of approximately $1.1 million, and deferred tax expense of approximately $2.7 million, then increased by favorable changes in working capital of approximately $7.3 million. The favorable changes in working capital were mainly due to decrease in accounts receivable offset by decrease in accounts and other payables.

Net cash used in investing activities for the year ended December 31, 2016 was approximately $6.4 million, primarily consisting of approximately $5.1 million paid on intended acquisition and $1.2 million paid for acquisition of intangible assets.

Net cash provided by financing activities for the year ended December 31, 2016 was approximately $1.4 million, consisting of approximately $1.7 million from issuing stocks and warrants offset by $0.3 million repayment for short term bank loans.

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

The following are steps the Company takes in collecting accounts receivable:

Step 1: After the payment term has been exceeded, the Company stops taking orders from the delinquent customer and allows the responsible sales person three to six months to collect the accounts receivable. Most of the accounts receivable will be collected in this step because the sales person’s compensation is tied to sales receipts. The Company’s normal sales term is 90 to 120 days credit period.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2016:

	Payments due by period ($ million)
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development contracts	$0.7	$0.7	$-	-	-
Purchase of a health product manufacturer	3.2	3.2	-	-	-
Acquire a project for mining rights, mining assets and a mining company	0.2	0.2	-	-	-
Construction contract for improvement work	0.1	0.1	-	-	-
Total contractual obligations	$4.2	$4.2	$-	-	-

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

We have audited the accompanying consolidated balance sheets of Biostar Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company signed letters of intent in November 2013 and December 2014 to acquire 100% interests in a health product manufacturer and a company in the PRC, which is principally engaged in supply of raw materials to produce health products respectively. Deposits for these intended acquisitions have been paid and included in the “Deposits” under Non-current assets and these intended acquisitions are still in progress as of December 31, 2016.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more described in Note 2 “Liquidity and Going Concern”, the Company had experienced a substantial decrease in sales volume which resulting a net loss for the year ended December 31, 2016. Also, part of the Company’s buildings and land use rights are subject to litigation between an independent third party and the Company’s Chief Executive Officer, and the title of these buildings and land use rights has been seized by the PRC Courts so that the Company cannot be sold without the Court’s permission. In addition, as discussed in Note 5 “Short-term Bank Loans” to the consolidated financial statements, the Company already violated its financial covenants included in its short-term bank loans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Mazars CPA Limited
Certified Public Accountants
Hong Kong
April 13, 2017

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2016	2015

ASSETS

Current Assets
Cash and cash equivalents	$173,290	$38,898
Accounts receivable, net	6,741,454	15,814,880
Inventories	166,564	234,660
Deposits and other receivables	171,062	2,591
Value-added tax receivable	41,462	-
Income tax recoverable	71,292	76,280
Total Current Assets	7,365,124	16,167,309

Non-current Assets
Deposits	21,148,284	16,099,958
Deferred tax assets, net	2,515,272	5,406,593
Property and equipment, net	5,866,612	6,810,933
Intangible assets, net	5,607,146	6,878,787
Total Non-Current Assets	35,137,314	35,196,271

Total Assets	$42,502,438	$51,363,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts and other payables	$2,842,142	$4,153,411
Short-term bank loans	2,325,643	2,773,199
Valued-added tax payable	-	112,629
Warrants liability	455,476	59,202
Total Current Liabilities	5,623,261	7,098,441

Commitment and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,637,188 issued and outstanding as of December 31, 2016 and 2,210,913 shares issued and outstanding as of December 31, 2015	2,637	2,210
Additional paid-in capital	31,382,467	30,316,774
Statutory reserve	7,354,413	7,354,413
(Accumulated deficit) Retained earnings	(2,540,991)	3,157,394
Accumulated other comprehensive income	680,651	3,434,348
Total Stockholders’ Equity	36,879,177	44,265,139

Total Liabilities and Stockholders’ Equity	$42,502,438	$51,363,580

The accompanying notes are an integral part of these consolidated financial statements

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	FOR THE YEARS ENDED DECEMBER 31,
	2016	2015

Sales, net	$2,384,492	$27,129,609
Cost of sales	1,469,318	16,025,544
Gross profit	915,174	11,104,065

Operating expenses:
Advertising expenses	-	3,803,780
Selling expenses	1,169,416	4,835,398
General and administrative expenses	2,431,462	4,648,902
Research and development expenses	1,144,044	4,020,909
Impairment loss on intangible assets	-	2,973,796
(Recovery of) provision for doubtful accounts receivable	(265,486)	4,666,730
Impairment loss on loan receivables	-	8,845,999
Impairment loss on prepaid lease payment	-	1,066,115
Total operating expenses	4,479,436	34,861,629

Loss from operations	(3,564,262)	(23,757,564)

Other income (expense)
Interest income	1,165	8,895
Interest expense	(206,195)	(283,596)
Fair value adjustment on warrants	227,106	324,093
Other income (expense), net	496,855	(84,544)
Total other income (expense), net	518,931	(35,152)

Loss before income taxes	(3,045,331)	(23,792,716)

Provision for income tax	2,653,054	1,319,846

Net Loss	$(5,698,385)	$(25,112,562)

Foreign currency translation adjustment	(2,753,697)	(2,957,650)

Comprehensive loss	$(8,452,082)	$(28,070,212)

Loss per share
Basic	$(2.5)	$(11.4)
Diluted	$(2.5)	$(11.4)

Weighted average number of common shares outstanding
Basic	2,297,336	2,210,913
Diluted	2,297,336	2,210,913

The accompanying notes are an integral part of these consolidated financial statements

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

						Retained	Accumulated
			Additional	Deferred		Earnings	Other	Total
	Common Stock		Paid-in	Stock-Based	Statutory	(Accumulated)	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Reserve	Deficit)	Income	Equity
Balance, December 31, 2014	2,210,913	$2,210	$30,316,774	$-	$7,354,413	$28,269,956	$6,391,998	$72,335,351
Net loss	-	-	-	-	-	(25,112,562)	-	(25,112,562)
Foreign currency translation adjustment	-	-	-	-	-	-	(2,957,650)	(2,957,650)
Balance, December 31, 2015	2,210,913	$2,210	$30,316,774	$-	$7,354,413	$3,157,394	$3,434,348	$44,265,139

Balance, December 31, 2015	2,210,913	$2,210	$30,316,774	$-	$7,354,413	$3,157,394	$3,434,348	$44,265,139
Shares issuance in registered offering	426,275	427	1,065,693	-	-	-	-	1,066,120
Net loss	-	-	-	-	-	(5,698,385)	-	(5,698,385)
Foreign currency translation adjustment	-	-	-	-	-	-	(2,753,697)	(2,753,697)
Balance, December 31, 2016	2,637,188	$2,637	$31,382,467	$-	$7,354,413	$(2,540,991)	$680,651	$36,879,177

The accompanying notes are an integral part of these consolidated financial statements

BIOSTAR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,698,385)	$(25,112,562)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax expense	2,653,054	1,332,951
Depreciation and amortization	1,142,538	2,320,195
(Recovery of) provision for doubtful accounts	(265,486)	4,666,730
Recognition of deferred research and development expenses	-	4,020,909
Impairment loss on intangible assets	-	2,973,796
Impairment loss on loan receivable	-	8,845,999
Impairment loss on prepaid lease payment	-	1,066,115
Loss on disposal of property, plant and equipment	-	738,834
Warrants liability	(227,106)	(324,093)
Changes in operating assets and liabilities:
Accounts receivable	8,669,935	5,448,178
Inventories	55,148	420,584
Deposits and other receivables	(176,293)	392,425
Accounts payable and accrued expenses	(1,087,350)	(602,958)
Value-added tax payable	(153,390)	(309,890)
Net cash provided by operating activities	4,912,665	5,877,213

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(59,475)
Deposit paid for intended acquisitions - Notes 3(c), 3(d) and 3(e)	(6,378,136)	(8,122,236)
Receipt from loan receivable	-	804,182
Net cash used in investing activities	(6,378,136)	(7,377,529)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term bank loans	(278,315)	(160,836)
Proceeds from stock issuance and warrants	1,689,500	-
Net cash provided by (used in) financing activities	1,411,185	(160,836)

Effect of exchange rate changes on cash and cash equivalents	188,678	14,896

Net increase (decrease) in cash and cash equivalents	134,392	(1,646,256)

Cash and cash equivalents, beginning balance	38,898	1,685,154
Cash and cash equivalents, ending balance	$173,290	$38,898

SUPPLEMENTAL DISCLOSURES:
Interest received	$1,264	$8,896
Interest paid	$(37,807)	$(133,618)

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

Liquidity and Going Concern

As of December 31, 2016, we had $173,290 of cash and working capital of $1,741,863. For the year ended December 31, 2016, we incurred a net loss of $5,698,385 and net cash provided by operating activities of $4,912,665. We generated cash flow from operations even though we incurred a net loss as (1) we collected outstanding receivables from our trade debtors; and (2) our net loss includes certain non-cash expenses that are added back to our cash flow from operations as shown on our consolidated statements of cash flows.

We had experienced a substantial decrease in sales volume of all Aoxing Pharmaceutical Products due to the temporarily suspension of production to conduct maintenance of its production lines to renew its GMP certificates from 2015. While our production levels of Shaanxi Weinan products, being sold to a single customer as detailed in Note 13, helped to offset the substantial decrease in our sales volume, our sales volume continued to remain at the present decreased levels. In addition, for the upgrade of the production facilities, the operation of Shaanxi Weinan was temporarily suspended since December 2016. There is no assurance that the production lines at Aoxing Pharmaceutical will resume and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the production levels as anticipated. Our inability to regain our production levels as anticipated may have material adverse effects on our business, operations and financial performance, and the Company may become insolvent. In addition, the Company already violated its financial covenants included in its short-term bank loans as discussed in Note 5 “Short-term Bank Loans”.

During 2015, as a result of outstanding personal debts of the Chief Executive Officer, Mr. Ronghua Wang, one of the Company’s bank accounts was frozen, title of three residential properties of the Company had been transferred and resulted in a loss of approximately $0.5 million (RMB 3.3 million), and certain buildings and land use rights are currently seized by the court but have not been transferred to the lender. The seized buildings and land use rights have been included in property and equipment and intangible assets respectively in the Company’s Consolidated Balance Sheets at December 31, 2016 and 2015. In February 2016, the court attempted to force a sale of the Company’s land use rights and buildings. As of December 31, 2016, Mr. Ronghua Wang had fully repaid the outstanding balance of the loan, thus the creditor petitioned the court to terminate the auction sale. Mr. Ronghua Wang has repaid approximately $0.5 million (RMB 3.3 million) to the company to make good the loss recognized in 2015. Such cash collection is included in “other income” for year ended December 31, 2016. The Company has disclosed the above legal proceedings related to the Company to the best of its knowledge. Under the current PRC legal practice, there is also no assurance that there will be no other cases that would put the Company’s properties at risk.

Although the Company has net current assets and net assets of US$1,741,863 and US$36,879,177 respectively as of December 31, 2016 to meet its obligations, the factors discussed above raise substantial doubt as to our ability to continue as a going concern. Based on our current plans for the next twelve months from the issuance of the financial statement, that is through April 2018, we anticipate that the operation of Aoxing Pharmaceutical and Shaanxi Weinan will be resumed in the first half of 2017 and the sales of their pharmaceutical products will be the primary organic source of funds for future operating activities in 2017. In addition, we expect that the acquisition and production of the new drug permit will be completed in the second half of 2017, together with the launching of the new product “Easy Breathing”, it will bring additional revenue and generate profits in the coming future. Currently, the Company is able to collect outstanding accounts and other receivables to meet its debt obligations; we may also try to procure bank borrowing, if available, as well as capital raises through public or private offerings of its shares and warrants. There is no assurance that we will find such funding on acceptable terms, if at all. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

We anticipate that the new topical health product called “Easy Breathing” will be launched for sale in 2017. The product was developed by the Company’s research and development team over the past 3 years. The product is designed to have effects of relieving stuffy nose, inhibiting nasal bacteria and viruses, and mitigating effects on the inflammation of nasal mucosa. It will be manufactured, distributed and sold in China. We expect to sell approximately 400,000 units within the next 2 years, which is expected to yield approximately $7.2 million (RMB 50 million) and improve our cash flow position.

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operation in the PRC uses Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary and VIEs are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations and comprehensive income.  For the years ended December 31, 2016 and 2015, the foreign currency translation adjustment to the Company’s other comprehensive loss were $2,753,697 and $2,957,650, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  As of December 31, 2016 and 2015, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

As of December 31, 2016 and 2015, the doubtful debt provision was approximately $3.2 million and $4.7 million, respectively.

Reverse Stock Split

On February 4, 2016, the Company effectuated a one-for-seven reverse split of its common stock; the Company’s stockholder’s equity, information on a number of shares and loss per share has been retroactively restated to the first period presented. See Note 6(a).

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	December 31,	December 31,
	2016	2015

Raw materials	$164,985	$164,352
Work in process	-	51,041
Finished goods	1,579	19,267
	$166,564	$234,660

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	December 31,	December 31,
	2016	2015

Buildings	$2,358,423	$2,548,537
Building improvements	5,105,612	5,517,178
Machinery & equipment	1,098,843	1,187,421
Furniture & fixtures	49,224	53,192
Vehicle	103,368	111,701
Construction in progress	446,973	483,004
	9,162,443	9,901,033
Less: Accumulated depreciation	(3,295,831)	(3,090,100)
	$5,866,612	$6,810,933

As set out in Note 5, buildings with carrying value of approximately $1.1 million and $1.2 million as of December 31, 2016 and 2015 respectively were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

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

Land use rights	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	December 31,	December 31,
	2016	2015

Land use rights	$2,863,154	$3,083,608
Proprietary technologies	14,634,737	16,065,254
	17,497,891	19,148,862
Less: Accumulated amortization and impairment	(11,890,745)	(12,270,075)
	$5,607,146	$6,878,787

The estimated future amortization expenses related to intangible assets as of December 31, 2016 are as follows:

Years Ending December 31,
2017	$1,061,451
2018	1,061,451
2019	1,001,071
2020	107,441
2021	68,185
Thereafter	$2,307,547

As set out in Note 5, land use right with carrying value of approximately $2.1 million and $2.5 million as of December 31, 2016 and 2015 respectively were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

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

The following tables present the estimated fair value of the following financial assets and liabilities of the Company:

At December 31, 2016:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$-	$173,290	$-	$173,290

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,325,643	$2,325,643

Carried at fair value:
Warrants liability	-	-	455,476	455,476
	$-	$-	$2,781,119	$2,781,119

At December 31, 2016:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$-	$38,898	$-	$38,898

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,773,199	$2,773,199

Carried at fair value:
Warrants liability	-	-	59,202	59,202
	$-	$-	$2,832,401	$2,832,401

Warrants Liability
Value at December 31, 2015	$59,202
Warrants liability at issuance in October 2016	623,380
Fair value adjustment	(227,106)
Value at December 31, 2016	$455,476

At December 31, 2016, the fair value of the warrants liability, which are recognized as level 3 financial instruments, were calculated using the binomial model that included the following inputs: stock price of the underlying asset of $2.93, an exercise price of $5.55 expected volatility of 124.95%, risk free rate of 1.47% and will be expired after 3.3 years. The change in fair value was recognized on the Company’s statement of operations during the year ended December 31, 2016.

In accordance with ASC-820-10-50-2(g), the Company has performed a sensitivity analysis of the outstanding warrants of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the binomial model that vary overtime, namely, the volatility and the risk free rate. A 5.0% decrease in volatility would decrease the value of the warrants to $15,725; a 5.0% increase in volatility would increase the value of the warrants to $15,087. A 5.0% decrease or increase in the risk free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

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

For the years ended December 31, 2016 and 2015, the Company recognized no stock-based compensation.

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

Advertising

Advertising expense consists primarily of costs of promoting the Company’s corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the years ended December 31, 2016 and 2015, the Company incurred advertising expense of approximately $0 and $3.8 million, respectively.

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

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of common stock outstanding during the period.

Diluted loss per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted loss per share are excluded from the calculation.

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. All of the Company’s outstanding stock options (Note 6(c)) and warrants (Note 6(b)) were not included in the diluted net loss per share calculation because they were out of the money and considered antidilutive. See “Note 8 Loss Per Share”.

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net loss and foreign currency translation adjustments.

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

Segment Reporting

ASC 280, Segment Reporting, requires use of the management approach model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

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

In November 2015, the FASB issued Accounting Standards Updates ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued ASU 2015-17 as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in this ASU align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements.  The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Based on the Company’s existing accounting policies, the Company already classified the deferred tax assets as non-current assets and the adoption of ASU 2015-17 has no material impact on the Company’s consolidated financial statements.

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

As of December 31, 2016, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 - DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	December 31,	December 31,
	2016	2015

Current portion
Deposits paid for research and development of new medicine	$80	$80
Other receivables and prepaid expenses	170,982	2,511
Prepaid expenses and other receivables	$171,062	$2,591

Non-current portion
a) Deposit paid for intended acquisition a health product material supplier	$11,591,407	$12,402,360
b) Deposit paid for intended acquisition a health product manufacturer	4,895,749	3,697,598
c) Deposit paid for construction work	888,521	-
d) Deposit paid for intended acquisition of a mining company	2,591,867	-
e) Deposit paid for acquisition of intangible assets	1,180,740	-
Deposits	$21,148,284	$16,099,958

a.
In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $11.8 million (RMB 82 million) in cash. The completion of the acquisition is subject to the completion of a valuation report and certain conditions set out in the letter of intent being met. The deposit is fully refundable if certain conditions set out in the letter of intent are not met. The acquisition has yet to complete by December 31, 2016.

b.
In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $8.1 million (RMB 56 million), the acquisition is in final stage and the Company is reviewing the draft of shares transfer agreement. The acquisition has yet to complete by December 31, 2016.

c.	The Company entered into a construction contract to carry out improvement work in production plant at approximately $0.9 million (RMB 6.2 million).

d.
In November 2016, the Company agreed to pay approximately $2.6 million (RMB 18 million) for a potential acquisition of a mining company in the PRC which is principally engaged in the supply of raw materials to produce health products. The deposit is fully refundable and the acquisition was yet to complete by December 31, 2016.

e.
In December 2016, the Company signed a purchase contract to acquire an existing drug permit from an independent third party at a consideration approximately $1.2 million (RMB 8.2 million). The deposit is fully refundable if certain conditions set out in the purchase contract are not met. The acquisition has yet to complete by December 31, 2016.

Note 4 - LOAN RECEIVABLES

In November 2012, the Company advanced approximately $8.6 million (RMB 60 million) to a third party as a commercial loan, interest bearing at 13% per annum. The principal and interest were originally to be repaid on December 31, 2013. In 2013, the term of loan was extended to June 30, 2014. In 2014, the term of loan was further extended to December 31, 2015.

No interest has been recognized for years ended December 31, 2016 and 2015 as the Company recognized full impairment loss on loan receivables since 2015 as the Company has determined the borrower is insolvent.

Note 5 - SHORT-TERM BANK LOANS

Short-term bank loans consisted of the followings:

		Balance as at December 31,
Inception date	Details	2016	2015

May 26, 2014	RMB 20 million, one year term loan, annual interest rate at 7.80%. During the year ended December 31, 2016, the Company paid interest of RMB 0.3 million. As of December 31, 2016, the Company had cumulatively repaid RMB 3.8 million and recorded accrued interest expenses of RMB 2.1 million.	$2,325,643	$2,773,199

The loan is secured by (i) personal guarantee executed by a major shareholder of the Company; (ii) pledge of the Company’s buildings and land use right with carrying amount of approximately $3.2 million as of December 31, 2016 (Note 2); and the guarantee executed by Shaanxi BioStar. As of December 31, 2016, the short-term bank loan is due on demand due to violation of loan covenants, and the Company is in negotiations with the bank to extend the loans.

Note 6 - STOCKHOLDERS’ EQUITY

(a) Common stock

As of December 31, 2016 and 2015, the Company has 100,000,000 shares of common stock authorized, 2,637,188 and 2,210,913 shares issued and outstanding at par value of $0.001 per share respectively.

On February 4, 2016, the Company effectuated a one-for-seven reverse split of its common stock; the Company’s stockholder’s equity, information on number of shares and loss per share has been retroactively restated to the first period presented.

For the year ended December 31, 2016	Shares issued	Value
Issued to selected investors through placement agent, at $4.5 per share less financing cost	425,000	$1,689,500
Total common stock issued during the year ended December 31, 2016	425,000	$1,689,500

The amount of $1,689,500 relating to item (i) above is allocated to the following equity and liability:

Common stock	$427
Warrants liability - Note 6(b)	623,380
Additional paid-in-capital	1,065,693
$1,689,500

 (b) Warrants

In connection with a public offering completed during the year ended December 31, 2014, the Company issued warrants to purchase an aggregate of 94,286 shares of common stock with a per share exercise price of $22.61. Additionally, the Company issued warrants to the placement agents to purchase 14,142 shares of common stock in the aggregate on the same terms as the warrants sold in the offering. The warrants are exercisable immediately as of the date of issuance and expiring three years from the date of issuance. The exercise price of the underlying warrants has been adjusted to $3.11 in respect of the public offering in October 2016 as mentioned in below paragraph.

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date. Accordingly, an amount $960,894, representing the full fair value of the warrants was recognized in year 2014. As of December 31, 2016, the carrying amount of the warrants was $0, being its fair value.

In connection with a public offering in October 2016, the Company issued warrants to purchase an aggregate of 212,500 shares of common stock with a per share exercise price of $5.55. Additionally, the Company issued warrants to the placement agents to purchase 22,500 shares of common stock in the aggregate on the same terms as the warrants sold in the offering. The warrants are exercisable beginning six months and a day after the closing of this offering and expire three and a half years from the date of issuance.

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date. Accordingly, an amount $623,380, representing the full fair value of the warrants was recognized in year 2016. As of December 31, 2016, the carrying amount of the warrants was $455,476, being its fair value.

For the years ended December 31, 2016 and 2015, a fair value adjustment of $227,106 and $324,093 reduced the carrying value of warrants was made and recorded as a gain in the Consolidated Statements of Operations and Comprehensive Income.

As of December 31, 2016 and 2015, the Company has 343,429 and 108,429 warrants outstanding, with weighted average exercise price of $8.47 and $22.61, respectively.

The following table summarizes the Company’s outstanding warrants as of December 31, 2016 and 2015.

		Outstanding as at December 31,
Expiry date	Exercise Price	2016	2015
March 12, 2017 *	3.11 (2015: 22.61)	108,429	108,429
April 14, 2020 *	5.55	235,000	-
		343,429	108,429

* The Company’s recurring fair value measurements at December 31, 2016 were as follows:

	Fair Value as of December 31, 2016	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants expiring March 2017	$-	$-
Warrants expiring April 2020	455,476	455,476

The Company determined the fair value of the warrant liability using the Binomial Model. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of the Company’s stock price.

(c) Stock Options

The following tables summarize activities for the Company’s options for the years ended December 31, 2016 and 2015.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2015	6,762	26.39	0.54
Expires	(3,333)	41.37	-
Balance, December 31, 2016	3,429	11.76	0.30

Vested and exercisable as at December 31, 2016	3,429	11.76	0.30

As of December 31, 2016, there was no unrecognized compensation cost related to outstanding stock options, and the intrinsic value was close to zero because the exercise price was out-of-the-money.

Note 7 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the year ended December 31, 2016 and 2015, and has recorded income tax provision for the periods.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015
Current:
USA	$-	$-
PRC	-	-
	-	-
Deferred:
USA	-	-
PRC	2,653,054	1,319,846

Provision for income taxes	$2,653,054	$1,319,846

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015

Income tax at USA statutory rate (34%)	$(1,035,413)	$(8,089,523)
Foreign rate differential	263,635	2,154,408
Tax effect of permanent differences due to:
Non deductible expenses	-	171,932
Others	67,993	297,348
Change in valuation allowance	3,356,839	6,785,681
Provision for income taxes	$2,653,054	$1,319,846

For the years ended December 31, 2016 and 2015, the change in valuation allowance is mainly arise from the tax benefit on net operating loss carry forward for PRC and USA operation and the temporary differences on the carrying amount of accounts receivable, loans receivable, and intangible assets.

The deferred tax assets for the USA operation as of December 31, 2016 and 2015 consists mainly of net operating loss carry-forwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future. Components of deferred tax assets in the USA were as follows:

	December 31,	December 31,
	2016	2015

USA Tax benefit on net operating loss carry forward	$2,928,499	2,873,434
Valuation allowance	(2,928,499)	(2,873,434)
Deferred tax asset - USA	$-	$-

As of December 31, 2016 and 2015, the Company had federal and state net operating loss carry-forwards of $8.6 million and $8.6 million available to offset future taxable income in the USA respectively. The net operating loss carry-forwards will expire, if unused, in varying amounts through the year ending December 31, 2036.

The Company’s subsidiaries and VIE were incorporated in the PRC and are governed by the Income Tax Law of the PRC and various local income tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).  Components of deferred tax assets in the PRC were as follows:

	December 31,	December 31,
	2016	2015

PRC Tax benefit on net operating loss carry forward	$5,238,574	$4,497,612
Tax effect of temporary differences due to
Depreciation, amortization and impairment of assets	5,549,700	5,426,964
Provision of bad debts	842,764	1,737,314
Provision of commission expense	182,884	455,930
Others	700,813	396,126
Valuation allowance	(9,999,463)	(7,107,353)
Deferred tax asset - PRC	$2,515,272	$5,406,593

As of December 31, 2016, the Company had net operating loss carry-forward of approximately $13.4 million (RMB 93.2 million) available to offset future taxable income in the PRC. The net operating loss carry-forward of $0.4 million, $6.2 million, $6.8 million will expire, if unused, in the years ending December 31, 2018, 2020, 2021, respectively.

A valuation allowance against deferred tax assets of $2.5 million as of December 31, 2016 is considered necessary because it is more likely than not the deferred tax asset will be fully realized. In particular, because of the unexpected further delay of the renewal of GMP certificates in Aoxing Pharmaceutical from the second half of 2016 to the first half of 2017 and the expiry of PRC tax losses brought forward from last year, additional valuation allowance of US$2,653,054 has been made for 2016.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 8 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share of common stock:

	Years Ended December 31,
	2016	2015

Basic loss per share:
Numerator:
Net loss used in computing basic loss per share	$(5,698,385)	$(25,112,562)

Denominator:
Weighted average common shares outstanding	2,297,336	2,210,913
Basic loss per share	$(2.5)	$(11.4)

Diluted loss per share:
Numerator:
Net loss used in computing diluted loss per share	$(5,698,385)	$(25,112,562)

Denominator:
Weighted average common shares outstanding	2,297,336	2,210,913
Diluted loss per share	$(2.5)	$(11.4)

The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The dilutive common stock equivalents are the stock warrant of 343,429 and 108,429 as at December 31, 2016 and 2015.

In accordance with ASC-260-10-50-I(c), for the years end December 31, 2016 and 2015, the Company, using the treasury stock method, determined that both the outstanding options and warrants would have been anti-dilutive if included in the denominator of the Company’s dilutive loss per share calculation because they were both out of the money. Holders of either securities would not have exercised the rights under these securities; accordingly, the options and warrants have been excluded from the loss per share calculation. Details of the attributes, such a strike price and time to maturity of the options and warrants are detailed in “Note 6 Stockholder’s Equity”.

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

Use of the statutory reserve fund is restricted to set off against losses, expansion of production and operation or increase in the registered capital of a company. This reserve fund is not transferable to the Company in the form of cash dividends, loans or advances, and therefore not available for distribution except in liquidation. As of December 31, 2016 and 2015, the Company’s VIE had allocated approximately $7.4 million to these non-distributable reserve funds.

Note 10 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016	2015

Accumulated other comprehensive income, beginning of period	$3,434,348	$6,391,998
Change in cumulative translation adjustment	(2,753,697)	(2,957,650)
Accumulated other comprehensive income, end of period	$680,651	$3,434,348

Note 11 - COMMITMENTS

The following table illustrates the Company’s capital payment commitments as at December 31, 2016 and 2015 (in million):

	Total capital payment commitment	December 31, 2016	December 31, 2015
a) Three agreements with certain research institutes to conduct clinical trials for two new and one existing drugs.	$1.9	$0.7	$0.8
b) In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $11.8 million (RMB 82 million) in cash.	11.8	0.2	0.2
c) In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $8.1 million (RMB 56 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.	8.1	3.2	4.9
d) In November 2016, the Company entered into a construction contract to carry out improvement work in production plant.	0.9	0.1	-
Total capital payment commitment		$4.2	$5.9

Note 12 - SEGMENT INFORMATION

For the years ended December 31, 2016 and 2015, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 13 - RISKS CONCENTRATION

The following tables illustrate the Company’s risks concentration:

Sales and accounts receivable risks concentration

	Percentage of total sales during the		Percentage of total accounts receivable as at
Customer	year ended December 31,		year ended December 31,
	2016	2015	2016	2015

A	100%	19%	60%	28%
B	0%	46%	35%	66%
Total risks concentration	100%	65%	94%	94%

Purchase and accounts payable risks concentration

	Percentage of total purchase during the		Percentage of total accounts payable as at
Vendor	year ended December 31,		year ended December 31,
	2016	2015	2016	2015

C	0%	27%	0%	0%
D	0%	26%	0%	0%
E	0%	8%	0%	0%
F	0%	7%	0%	0%
G	35%	0%	0%	0%
H	28%	0%	0%	0%
I	8%	0%	0%	0%
J	7%	0%	0%	0%
Total risks concentration	78%	68%	0%	0%

Note 14 - SUBSEQUENT EVENTS

On February 21, 2017, Biostar Pharmaceuticals, Inc. (the “Company”) received a notification letter from Nasdaq Listing Qualifications (“Nasdaq”) advising the Company that, following Zhongyang Shang’s resignation as an independent director of the Company, the Company was not in compliance with Nasdaq’s continued listing requirements set forth in Listing Rule 5605 pertaining to the independent director membership of the Company’s Board and its Audit and Compensation Committees.

Pursuant to Listing Rules 5605(b)(1)(A), 5605(c)(4) and 5605(d)(4), the Company is extended a cure period to regain compliance with the foregoing deficiency as follows:
·
•	Until the earlier of the Company’s next annual shareholders’ meeting or February 5, 2018, or

•	If the next annual shareholders’ meeting is held before August 4, 2017, then the Company must evidence compliance no later than August 4, 2017 (together, the “Compliance Deadline”).

If the Company does not regain compliance by the Compliance Deadline, the Company’s securities will be subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel.

Effective as of February 5, 2017, an independent member of the board, Zhongyang Shang tendered his resignation of the Board and of the Board’s standing committees due to severe personal health issues.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment the Company’s management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria. This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fourth quarter of 2016 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers as of March 25, 2017.

Name	Position	Age	Date of Appointment
Ronghua Wang	Chairman, Chief Executive Officer	61	November 1, 2007
Qinghua Liu	Director	49	November 1, 2008
Leung King-fai	Independent Director (1)(4)	43	April 7, 2011
Haipeng Wu	Independent Director (1)(2)(3)	59	July 1, 2007
Zhenghong Wang	Chief Operating Officer	36	March 26, 2012
Xiaojuan Zhai	Chief Financial Officer	28	February 5, 2017
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

Xiaojuan Zhai has been our Chief Financial Officer since February 5, 2017. From September 2015 to February 2017, Ms. Zhai served as a Deputy CFO at Shaanxi Aoxing Pharmaceutical Co., Ltd., the Company’s PRC affiliate. Prior to that, she was employed as an Accounting Supervisor at Dahua Biological Technology Investment Co., Ltd. Ms. Zhai holds a degree in Accounting from Xi’an Peihua University.

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

Involvement in Certain Legal Proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in the updated disclosures below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 and the Company’s subsequent public filings. The Company undertakes no obligation to update or revise the information set forth herein, whether as a result of new information, changed circumstances or future events or for any other reason.

On September 1, 2015, Shaanxi Aoxing Biostar Biotech Ltd. was informed by the People’s Court of Shaanxi Province (the “Shaanxi Court”) that its properties, consisting of three residential properties valued at $0.5 million (RMB 3.3 million) had been transferred to Mr. Lianhe Wang, an individual (not affiliated with the Company) to settle an outstanding personal loan to Ronghua Wang, the Company’s Chairman and CEO, in the amount of approximately RMB 5.7 million (USD$0.9 million). It is the Company’s understanding that because the corporate seal of Shaanxi Biostar was affixed to the loan agreement between the foregoing parties (which was done at the request of the lender for the sole purpose of Shaanxi Biostar’s acknowledging the transaction that involved its Chief Executive Officer, and not for any guarantee, security and/or undertaking or other similar purpose), the Shaanxi Court deemed Shaanxi Biostar as a co-borrower under this loan arrangement. The foregoing debt was personal debt of Ronghua Wang and no assets of Shaanxi Aoxing Biostar Biotech Ltd. were pledged to secure Ronghua Wang’s obligations in connection with such personal loan. Ronghua Wang has not borrowed money from the Company; nor has the Company obtained any proceeds from, guaranteed or secured any of his loans. Subsequently, Shaanxi Biostar was informed by the Shaanxi Court that as a result of Ronghua Wang’s inability to service the personal debt in question, Shaanxi Biostar’s properties (3 properties totaling 504 sq. meters), valued at RMB 3.3 million (US$0.5 million) had been transferred to Lianhe Wang to satisfy the outstanding debt. Shaanxi Biostar agreed to the foregoing arrangement to avoid further legal costs; Ronghua Wang agreed to compensate the Company for any loss arising from this legal matter. The Company understands that with respect to the properties transferred to Wang Lianhe, Wang Lianhe is willing to return the properties to Shaanxi Biostar if Ronghua Wang satisfies and discharges his personal loan obligations. Ronghua Wang has repaid in full the $0.5 million (RMB 3.3 million) to the Company as compensation for the loss of properties and there are no any material effects on the Company’s day-to-day operations as a result of the foregoing events.

In May 2015, a bank account of Shaanxi Aoxing Pharmaceutical Company Limited was frozen as a result of actions by Bai Yun, an individual lender (not affiliated with the Company), in his attempt to collect the outstanding balance on the personal loan due to him from Ronghua Wang in the amount of RMB 2.67 million (USD$0.44 million), which personal loan was in default. The foregoing debt was personal debt of Ronghua Wang dating to 2010, which Ronghua Wang obtained to acquire a real estate parcel; no assets of Shaanxi Aoxing Pharmaceutical Company Limited were pledged to secure Ronghua Wang’s obligations in connection with such personal loan. Also, the corporate seal of Shaanxi Biostar was affixed to the loan agreement between the foregoing parties (which was done at the request of the lender for the sole purpose of Shaanxi Biostar’s acknowledging the transaction that involved its Chief Executive Officer, and not for any guarantee, security and/or undertaking or other similar purpose). As of June 2014, Wang Ronghua owed Bai Yun RMB 5.17 million (or US$0.8 million representing principal and accrued interest on the original loan. Subsequently, Ronghua Wang commenced a lawsuit against the seller of the real estate in question and, in December 2014, secured a judgment in the amount of RMB 17 million against the seller to recover the purchase price. At approximately the same time, Bai Yun initiated a legal action against Ronghua Wang to collect on the outstanding debt. The parties to the dispute engage in settlement negotiations and on January 9, 2015, the court finalized the settlement arrangement between the parties. Ronghua Wang has been attempting to collect on his judgment against the seller, but so far he has not been successful, which, in turn, resulted in his inability to honor the terms of his settlement arrangement with Bai Yun. In May 2015, Bai Yun sought to foreclose on the Company’s land and bank account to satisfy the outstanding debt and in February 2016, the court attempted to force a sale of the Company’s 2,674 sq. meter parcel which is currently idle, at an auction. In order to prevent such auction sale, Ronghua Wang paid RMB 2.5 million (US$0.36 million) to Bai Yun in March 2016 which amount was applied to the outstanding debt; following this payment, Bai Yun petitioned the court to terminate the auction sale. The title of the buildings and land use rights subject of this legal matter are currently seized by the court, but have not been transferred to the lender. As of December 31, 2016, Ronghua Wang was negotiating the settlement terms of the remaining balance on the loan and had partially repaid the outstanding balance of the loan, thus avoiding the Company’s land use rights and buildings being seized and auctioned with proceeds used to settle this debt. If he pays off the remaining balance of the loan to Bai Yun, it is the Company’s understanding that the properties and land will be immediately released. As of the date of this report, the matter has not been resolved and the remaining balance owed to Bai Yun still outstanding; accordingly, the properties and land remain seized by the courts.

Following Nasdaq Listing Qualifications staff’s comments on the Company’s disclosures relating to the foregoing matters set forth in its Annual Report on Form 10-K for the year ended December 31, 2015, the Company provided a full set of responses and supplemental materials for the staff’s review and consideration. There is also no assurance that Ronghua Wang will be able to repay his personal debts in full before his creditor(s) take any other further legal action. If the remaining balance is not repaid, the Company’s property and assets in question will remain in Ronghua Wang’s creditor(s)’ possession until the debt is discharged. If and to the extent such properties are not returned to the Company or the Company does not obtain timely and adequate compensation for such transfers, the Company’s business and operations may suffer adverse consequences. On October 10, 2016, the Nasdaq Listing Qualifications staff sent a follow up letter to the Company regarding the background and circumstances as well as involvement and actions by the Company’s Board of Directors regarding the use of Company assets, and internal controls governing the use of Company stamps and chops related to the legal proceedings described above. The Company provided its responses to the follow-up letter to Nasdaq on October 28, 2016 with details surrounding the legal proceedings as well as the Board involvement, or lack thereof, to the loan agreements entered into by Mr. Ronghua Wang that have resulted in the seizure of certain of the Company assets. There is no assurance that the Nasdaq staff will not continue its inquiry resulting in an action that may have adverse effects on the Company’s continued listing on the Nasdaq Stock Market.

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

Audit Committee

Leung King-fai currently serves as Chairman of the Audit Committee. The Board has determined that he is also qualified an “Audit Committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act, with Haipeng Wu is the only other member of the Committee following Zhongyang Shang’s departure. The Board has determined that each member of the Audit Committee is “independent” as set forth by the Nasdaq Marketplace Rules and under the federal securities laws. The purpose of the Audit Committee is to assist the Board in its general oversight of Biostar’s financial reporting, internal controls and audit functions.  The Audit Committee’s primary responsibilities include, among others:

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

Compensation Committee

We established our Compensation Committee in December 2009. The Committee consists of Haipeng Wu as the only current member of the Committee following Zhongyang Shang’s departure. The duties of the Committee include, among others, to:

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

Nominating Committee

We established our Nominating Committee in December 2009. The nominating committee currently only consists of Haipeng Wu, the Chairman of the committee. The nominating committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the nominating committee. A copy of the Nominating Committee charter is posted on our corporate website at http://www.biostarpharmaceuticals.com.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

This discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing all persons that served as principal executive officer at any time during the fiscal year as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During 2016 and 2015, the named executive officers consisted of Ronghua Wang (Chief Executive Officer (Principal Executive Officer)), Qinghua Liu (Interim Chief Financial Officer (Principal Financial Officer effective from December 18, 2012), and Zhenghong Wang (Chief Operating Officer).

Name/Office	Year	Salaries ($)	Bonus ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronghua Wang	2016	16,257	-	-		-	-	16,257
Chairman, CEO (1)	2015	17,370	-	-		-	-	17,370

Qinghua Liu	2016	12,103	-	-		-	-	12,103
Interim CFO (2)	2015	12,931	-	-		-	-	12,931

Zhenghong Wang	2016	6,142	-	-		-	-	6,142
COO (3)	2015	-	-	-		-	-	-

(1)           Mr. Ronghua Wang was appointed our President and Chief Executive Officer on November 1, 2007. Mr. Wang received the compensation set forth above from Aoxing Pharmaceutical in 2016 and 2015. Mr. Wang’s cash compensation was paid in RMB which, for reporting purposes, has been converted to U.S. dollars at the conversion rate of RMB 6.6431 to one U.S. dollars for 2016, and RMB 6.2175 to one U.S. dollars for 2015.
(2)           Ms. Liu was appointed as Interim CFO on December 18, 2012 and resigned on February 5, 2017. Prior to this appointment, Ms. Liu served as, and currently still remained as a member of our Board of Directors. Ms. Liu’s compensation for the years ended December 31, 2016 and 2015 is reflected in director compensation table.
(3)           Mr. Wang was appointed as the Company’s COO on March 26, 2012. Mr. Wang’s compensation for the years ended December 31, 2016 and 2015 is reflected in director compensation table.

Outstanding Equity Awards - 2016

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable*		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)*	Option Expiration Date
Zack Zibing Pan (2)	4/20/2012	3,428	(1)		11.76	4/19/2017

 (1)           The options are to be vested on April 20, 2013.

*             The number of shares underlying the options and the exercise price has been adjusted retroactively to reflect the one-for-three reverse stock split.

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

Director Compensation

The following table provides compensation information for our directors, except for Chairman Mr. Wang whose compensation was shown in ITEM 11, during the fiscal year ended December 31, 2016:

			No-Equity	Non-Qualified Deferred
		Stock	Incentive Plan	Compensation	All other
	Fees	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)
Qinghua Liu	12,103	-	-	-	-	12,103

Haipeng Wu	9,032	-	-	-	-	9,032

King-fai Leung	9,032	-	-	-	-	9,032

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

At the annual general shareholder meeting held on November 22, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan. The maximum number of shares that may be issued under the 2013 Plan is 1,150,000 shares of our common stock. All of our employees, officers, and directors, and consultants are eligible to be granted options or restricted stock awards under the 2013 Plan. The 2013 Plan is administered by the Board, which has all the power to administer the 2013 Plan according to its terms, including the power to grant awards, determine who may be granted awards and the types and amounts of awards to be granted, prescribe award agreements, and establish programs for granting awards. As of December 31, 2016, 1,150,000 shares of common stock have been issued under the 2013 plan.

At the annual general shareholder meeting held on December 3, 2014, the Company’s shareholders approved “Biostar Pharmaceuticals, Inc. 2014 Equity Incentive Plan” (hereinafter the “2014 Plan”). The maximum number of shares that may be issued under the 2011 Plan is 850,000 shares of our common stock. Under this Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The 2014 Plan is administered by the Compensation Committee of the Board (the “Committee”), which is comprised of directors who satisfy the “non-employee director” definition under Rule 16b-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and the “outside director” definition under Section 162(m) of the Code. The Committee may delegate to an officer of the Company its authority to grant awards to employees who are not subject to Section 16 of the Exchange Act or who are not “covered employees” under Section 162(m) of the Code (collectively, the “Specified Employees”). The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan to approve the eligible persons nominated by the management of the Company to be granted awards of common stock (“Awards”) or stock options, to determine the number of Awards or stock options to be granted to an eligible person; to determine the time or times at which or stock options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; to remove or adjust any restrictions and conditions upon Awards or Stock Options; to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of April 15, 2016, there were no shares of our common stock and / or options to purchase common stock available for future issuance under the 2014 plan.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)
Equity compensation plans approved by security holders
2009 Plan*	51,746	$57.54	-
2011 Plan	3,428	11.76	38,000
2012 Plan	-	-	-
2013 Plan	-	-	-
2014 Plan	-	-	214,286
2015 Plan	-	-	214,286
Equity compensation plans not approved by security holders	-	-	-
TOTAL	55,174	$54.67	252,286

* The number of shares underlying the options and the exercise price has been adjusted retroactively to reflect the one-for-seven reverse stock split.

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information regarding the beneficial ownership of our common stock, as of March 25 2017, by:

•	each person known to us that beneficially owns more than 5% of our outstanding shares of common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

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

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Ronghua Wang (2)	437,475	16.6%
Xiaojuan Zhai (4)	-	*
Liu Qinghua (3)	3,953	*
Haipeng Wu (3)	952	*
Zhenghong Wang (3)	952	*
Leung King-fai (3)	952	*
All directors and executive officers of the Company (six persons)	452,999	17.2%
 ____________________
*Less than 1%.

(1)	Unless otherwise indicated, the address for each of beneficial owner is: No. 588 Shiji Xi Avenue, Xianyang City, Shaanxi province, PRC, 712046.
(2)	Includes 10,476 shares of common stock issuable upon exercise of stock options that were granted on October 22, 2009.
(3)	Consists of shares of common stock issuable upon exercise of stock options there were granted on October 22, 2009.
(4)	Appointed to the CFO office in February 2017.

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

Except as set forth in notes to the financial statements included in this Annual Report, during the 2016 and 2015 fiscal years, the Company has not been a participant in any transaction that is reportable under Item 404(d) of Regulation S-K. The Company knows of no proposed transaction in which it will be a participant that would be reportable under Item 404(d) of Regulation S-K.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The foregoing determination by the Company was made upon approval and recommendation of the Audit Committee of the Board. On October 19, 2014, the engagement of Mazars CPA Limited (“Mazars”), located at 42nd Floor, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong, as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for the year ending December 31, 2014 was reviewed, recommended and approved by the Audit Committee effective as of November 15, 2014. The following table presents fees for professional services rendered by the Company’s prior and current independent registered public accounting firms for the fiscal years 2016 and 2015:

Services Performed	2016	2015
Audit Fees (1)	$200,000	$200,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$200,000	$200,000

(1)	Audit fees – the fees related to the audit of our annual financial statements and the review of our quarterly financial statements.

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent accountants.  The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent accountants.  The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent accountants.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the accountants’ independence.  As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members.  Any service pre-approved by a delegate must be reported to the Audit Committee at the next scheduled quarterly meeting.  The Audit Committee considered whether the provision of the auditors’ services, other than for the annual audit and quarterly reviews, is compatible with its independence and concluded that it is compatible.  In 2016, all such services were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS

2.1	Assets Acquisition Agreement with Xi’an Meipude Biotechnology Co., Ltd. (5)
3.1	Articles of Incorporation filed with the corporate secretary of State of the State of Maryland on March 27, 2007 (1)
3.2	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on August 1, 2007 (1)
3.3	Articles of Amendment filed with the corporate secretary of State of the State of Maryland on September 14, 2007 (1)
3.4	Certificate of Designation for the Series B Convertible Preferred Stock as filed with the corporate secretary of State of Maryland on November 2, 2009 (2)
3.5	Articles of Amendment to the Articles of Incorporation filed with the corporate secretary of State of the State of Maryland on April 3, 2012. (12)
3.7	Bylaws (1)
4.1	2009 Incentive Stock Plan ** (3)
4.2	2011 Stock Option Compensation Plan (11)**
4.3	2012 Stock Option Compensation Plan (13) **
4.4	Form of Common Stock Warrant (15)
10.1	Labor Contract between Shaanxi Aoxing Pharmaceutical Co., Ltd. and Ronghua Wang dated June 30, 2010 (6)
10.2	Form of Director Offer Letter (4)
10.3	Employment Agreement with Zack Pan dated as of April 7, 2011 (7) **
10.4	Amendment No. 1 to the Employment Agreement with Zack Pan dated as of April 20, 2012 (9)**
10.5	Share Transfer Agreement (8)
10.6	Supplemental Agreement to Share Transfer Agreement (10)
10.7	Product Research and Development Agreement, dated December 16, 2010, by and between Shanxi Aoxing Pharmaceutical Co., Ltd. and Northwest University, Colleague of Life Science*
10.8
The Supplemental Agreement to Share Transfer Contract, dated March 11, 2013, by and between Shaanxi Aoxing Pharmaceutical Co., Ltd. and all the former equity holders of Shaanxi Weinan Huaren Pharmaceuticals. Ltd.

10.9	Securities Purchase Agreement (15)
14.1	Code of Ethics (4)
21	List of subsidiaries *
23.1	Consent of Independent Registered Public Accounting Firm *
23.2	Consent of Independent Registered Public Accounting Firm *
23.3	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

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
(11)         Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the SEC on August 17, 2012.
(12)         Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2012.
(13)         Incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed with the SEC on September 21, 2012.
(14)         Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012.
(15)         Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2016.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: April 13, 2017	By:	/s/ Ronghua Wang
Ronghua Wang Chief Executive Officer and President (Principal Executive Officer)

Date: April 13, 2017	By:	/s/ Xiaojuan Zhai
Xiaojuan Zhai Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2017	By:	/s/ Qinghua Liu
Qinghua Liu, Director

Date: April 13, 2017	By:	/s/ Haipeng Wu
Haipeng Wu, Independent Director

Date: April 13, 2017	By:	/s/ King-fai Leung
King-fai Leung, Independent Director