Form 10-Q
period 2017-03-31
Biostar Pharmaceuticals, Inc.
filed 2017-05-19
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: March 31, 2017
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 15, 2017, the Company had 2,662,652 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

BIOSTAR PHARMACEUTICALS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$483,858	$173,290
Accounts receivable, net	5,555,998	6,741,454
Inventories	164,696	166,564
Deposits and other receivables	17,197	171,062
Value-added tax recoverable	48,139	41,462
Income tax recoverable	72,669	71,292
Total Current Assets	6,342,557	7,365,124

Non-current Assets
Deposits	21,312,776	21,148,284
Deferred tax assets, net	2,534,837	2,515,272
Property and equipment, net	5,817,166	5,866,612
Intangible assets, net	5,485,240	5,607,146
Total Non-Current Assets	35,150,019	35,137,314

Total Assets	$41,492,576	$42,502,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts and other payables	$2,528,402	$2,842,142
Short-term bank loans	2,343,732	2,325,643
Warrants liability	438,510	455,476
Total Current Liabilities	5,310,644	5,623,261

Commitment and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,637,188 shares issued and outstanding as of March 31, 2017 and December 31, 2016	2,637	2,637
Additional paid-in capital	31,382,467	31,382,467
Statutory reserve	7,354,413	7,354,413
Accumulated deficit	(3,555,141)	(2,540,991)
Accumulated other comprehensive income	997,556	680,651
Total Stockholders’ Equity	36,181,932	36,879,177

Total Liabilities and Stockholders’ Equity	$41,492,576	$42,502,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Sales, net	$-	$801,627
Cost of sales	-	456,657
Gross profit	-	344,970

Operating expenses:
Selling expenses	273,476	323,066
General and administrative expenses	766,325	690,422
Total operating expenses	1,039,801	1,013,488

Loss from operations	(1,039,801)	(668,518)

Other income (expense)
Interest income	1,304	-
Interest expense	(45,717)	(38,239)
Fair value adjustment on warrants	16,966	28,191
Recovery of provision for doubtful accounts	53,499	-
Other expense	(401)	-
Total other income (expense), net	25,651	(10,048)

Loss before income taxes	(1,014,150)	(678,566)

Provision for income tax (recovery)	-	(58,225)

Net Loss	$(1,014,150)	$(620,341)

Foreign currency translation adjustment	316,905	309,255

Comprehensive loss	$(697,245)	$(311,086)

Loss per share
Basic	$(0.38)	$(0.28)
Diluted	$(0.38)	$(0.28)

Weighted average number of common shares outstanding
Basic	2,637,188	2,210,913
Diluted	2,637,188	2,210,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss	$(1,014,150)	$(620,341)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	297,828	316,877
Fair value adjustment on warrants	(16,966)	(28,191)
Changes in operating assets and liabilities:
Accounts receivable	1,238,270	1,190,484
Inventories	3,164	(56,422)
Deposits and other receivables	155,242	-
Accounts payable and accrued expenses	(335,902)	(329,503)
Value-added tax payable	(6,357)	(71,857)
Income tax recoverable	-	(58,225)
Net cash provided by (used in) operating activities	321,129	342,822

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of short-term bank loans	-	(282,725)
Net cash used in financing activities	-	(282,725)

Effect of exchange rate changes on cash and cash equivalents	(10,561)	(7,513)

Net increase (decrease) in cash and cash equivalents	310,568	52,584

Cash and cash equivalents, beginning balance	173,290	38,898
Cash and cash equivalents, ending balance	$483,858	$91,482

SUPPLEMENTAL DISCLOSURES:
Interest received	$1,304	$-
Interest paid	$-	$-

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

Liquidity and Going Concern

As of March 31, 2017, we had $483,858 of cash and working capital of $1,031,913. For the three months ended March 31, 2017, we incurred a net loss of $1,014,150 and net cash provided by operating activities of $321,129. We generated cash flow from operations even though we incurred a net loss as (1) we collected outstanding receivables from our trade debtors; and (2) our net loss includes certain non-cash expenses that are added back to our cash flow from operations as shown on our condensed consolidated statements of cash flows.

We had experienced no sales volume of all Aoxing Pharmaceutical Products due to the temporarily suspension of production to conduct maintenance of its production lines to renew its GMP certificates from 2015. In addition, for the upgrade of the production facilities, the operation of Shaanxi Weinan was temporarily suspended since December 2016. There is no assurance that the production lines at Aoxing Pharmaceutical will resume and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the production levels as anticipated. Our inability to regain our production levels as anticipated may have material adverse effects on our business, operations and financial performance, and the Company may become insolvent. In addition, the Company already violated its financial covenants included in its short-term bank loans as discussed in Note 5 “Short-term Bank Loans”. However, if such events occurred, the Company could still rely on the collection of outstanding debtors and potential fund raising to meet its obligations.
During 2015, as a result of outstanding personal debts of the Chief Executive Officer, Mr. Ronghua Wang, one of the Company’s bank accounts was frozen, title of three residential properties of the Company had been transferred and resulted in a loss of approximately $0.5 million (RMB 3.3 million), and certain buildings and land use rights were seized by the court but not transferred to the lender. The seized buildings and land use rights have been included in property and equipment and intangible assets respectively in the Company’s Consolidated Balance Sheets at March 31, 2017 and December 31, 2016. In February 2016, the court attempted to force a sale of the Company’s land use rights and buildings. As of December 31, 2016, Mr. Ronghua Wang had fully repaid the outstanding balance of the loan, thus the creditor petitioned the court to terminate the auction sale. Mr. Ronghua Wang has repaid approximately $0.5 million (RMB 3.3 million) to the Company to make good the loss recognized in 2015. Such cash collection is included in “other income” for year ended December 31, 2016. The Company has disclosed the above legal proceedings related to the Company to the best of its knowledge. Under the current PRC legal practice, there is also no assurance that there will be no other cases that would put the Company’s properties at risk.

Although the Company has net current assets and net assets of US$1,031,913 and US$36,181,932 respectively as of March 31, 2017 to meet its obligations, the factors discussed above raise substantial doubt as to our ability to continue as a going concern. Based on our current plans for the next twelve months from the issuance of the financial statements, that is through April 2018, we anticipate that the operation of Aoxing Pharmaceutical and Shaanxi Weinan will be resumed in the second quarter of 2017 and the sales of their pharmaceutical products will be the primary organic source of funds for future operating activities in 2017. In addition, we expect that the acquisition and production of the new drug permit will be completed in the second half of 2017, together with the launching of the new product “Easy Breathing”, it will bring additional revenue and generate profits in the coming future. Currently, the Company is able to collect outstanding accounts and other receivables to meet its debt obligations; we may also try to procure bank borrowing, if available, as well as capital raises through public or private offerings of its shares and warrants. There is no assurance that we will find such funding on acceptable terms, if at all. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

Unaudited Interim Financial Information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

The consolidated balance sheets and certain comparative information as of December 31, 2016 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2016 (“2016 Annual Financial Statements”), included in the Company’s 2016 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2016 Annual Financial Statements.

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operations in the PRC use the Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary and VIEs are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations.  For the period ended March 31, 2017 and 2016, the Company recognized foreign translation under other comprehensive income adjustment of an income for $316,905 and a loss for $309,255, respectively.

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

The Company applies the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, loan receivables and short-term bank loans, the carrying amounts approximate fair value due to their relatively short maturities. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The following tables present the estimated fair value of the following financial assets and liabilities of the Company:

At March 31, 2017:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value

Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$-	$483,858	$-	$483,858

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,343,732	$2, 343,732

Carried at fair value:
Warrants liability	-	-	438,510	438,510
	$-	$-	$2,782,242	$2, 782,242

At December 31, 2016:

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value

Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$-	$173,290	$-	$173,290

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,325,643	$2,325,643

Carried at fair value:
Warrants liability	-	-	455,476	455,476
	$-	$-	$2,781,119	$2,781,119

Warrants Liability
Value at December 31, 2016	$455,476
Fair value adjustment of warrants during the three months end March 31, 2017	(16,966)
Value at March 31, 2017	$438,510

At March 31, 2017, the fair value of the warrants liability, which are recognized as level 3 financial instruments, were calculated using the binomial model that included the following inputs: stock price of the underlying asset of $2.93, an exercise price of $5.55 expected volatility of 124.95%, risk free rate of 1.5% and will be expired after 3.05 years. The change in fair value was recognized on the Company’s statement of operations during the period ended March 31, 2017.

In accordance with ASC-820-10-50-2(g), the Company has performed a sensitivity analysis of the outstanding warrants of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the binomial model that vary overtime, namely, the volatility and the risk free rate. A 5.0% decrease in volatility would decrease the value of the warrants to $22,090; a 5.0% increase in volatility would increase the value of the warrants to $20,900. A 5.0% decrease or increase in the risk free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  As of March 31, 2017 and December 31, 2016, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

As of March 31, 2017 and December 31, 2016, the allowance for doubtful debts was approximately $3.2 million and $3.2 million respectively.

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	March 31,	December 31,
	2017	2016
	(unaudited)
Raw materials	$164,696	$164,985
Work in process	-	-
Finished goods	-	1,579
	$164,696	$166,564

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	March 31,	December 31,
	2017	2016
	(unaudited)
Buildings	$2,379,559	$2,358,423
Building improvements	5,151,368	5,105,612
Machinery & equipment	1,108,690	1,098,843
Furniture & fixtures	49,665	49,224
Vehicle	104,295	103,368
Construction in progress	450,979	446,973
	$9,244,556	$9,162,443
Less: Accumulated depreciation	(3,427,390)	(3,295,831)
	$5,817,166	$5,866,612

As set out in Note 5, buildings with carrying value of approximately $1.1 million as of March 31, 2017 and December 31, 2016 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

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

Land use rights	50 years
Proprietary technologies	10 years

 The components of finite-lived intangible assets are as follows:

	March 31,	December 31,
	2017	2016
	(unaudited)
Land use rights	$2,872,827	$2,863,154
Proprietary technologies	14,697,505	14,634,737
	17,570,332	17,497,891
Less: Accumulated amortization and impairment	(12,085,093)	(11,890,745)
	$5,485,239	$5,607,146

The estimated future amortization expenses related to intangible assets as of March 31, 2017 are as follows:

Years Ending December 31,
2017	$802,280
2018	1,069,707
2019	1,008,858
2020	108,277
2021	68,715
Thereafter	2,427,402

As set out in Note 5, land use right with carrying value of approximately $2.1 million as of March 31, 2017 and December 31, 2016 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

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

As of March 31, 2017, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	March 31,	December 31,
	2017	2016
Current portion
Deposit for research & development	$80	$80
Other receivables and prepaid expenses	17,117	170,982
	17,197	171,062
Non-current portion
a) Deposit paid for intended acquisition a health product material supplier	$11,681,565	$11,591,407
b) Deposit paid for intended acquisition a health product manufacturer	4,933,829	4,895,749
c) Deposit paid for construction work	895,432	888,521
d) Deposit paid for intended acquisition of a mining company	2,612,027	2,591,867
e) Deposit paid for acquisition of intangible assets	1,189,923	1,180,740
Deposits	$21,312,776	$21,148,284

a.
In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $11.9 million (RMB 82 million) in cash. The completion of the acquisition is subject to the completion of a valuation report and certain conditions set out in the letter of intent being met. The deposit is fully refundable if certain conditions set out in the letter of intent are not met. The acquisition has yet to complete by March 31, 2017.

b.
In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $8.1 million (RMB 56 million), the acquisition is in final stage and the Company is reviewing the draft of shares transfer agreement. The acquisition has yet to complete by March 31, 2017.

c.	The Company entered into a construction contract to carry out improvement work in production plant at approximately $0.9 million (RMB 6.2 million).

d.
In November 2016, the Company agreed to pay approximately $2.6 million (RMB 18 million) for a potential acquisition of a mining company in the PRC which is principally engaged in the supply of raw materials to produce health products. The deposit is fully refundable and the acquisition was yet to complete by March 31, 2017.

e.
In December 2016, the Company signed a purchase contract to acquire an existing drug permit from an independent third party at a consideration approximately $1.2 million (RMB 8.2 million). The deposit is fully refundable if certain conditions set out in the purchase contract are not met. The acquisition has yet to complete by March 31, 2017.

Note 4 – LOAN RECEIVABLES

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

Note 5 – SHORT-TERM BANK LOANS

Short-term bank loans consisted of the followings:

		Balance as at
Inception date	Details	March 31, 2017	December 31, 2016

May 26, 2014	RMB 20 million, one year term loan, annual interest rate at 7.80%. During the period ended March 31, 2017, the Company paid interest of RMB 0.3 million. As of March 31, 2017, the Company had cumulatively repaid RMB 3.8 million and recorded accrued interest expenses of RMB 2.4 million.	$2,343,732	$2,325,643

The loan is secured by (i) personal guarantee executed by a major shareholder of the Company; (ii) pledge of the Company’s buildings and land use right with carrying amount of approximately $3.2 million as of March 31, 2017 (Note 2); and the guarantee executed by Shaanxi BioStar. As of March 31, 2017, the short-term bank loan is due on demand due to violation of loan covenants, and the Company is in negotiations with the bank to extend the loans.

Note 6 – STOCKHOLDERS’ EQUITY

(a) Common stock

As of March 31, 2017 and December 31, 2016, the Company has 100,000,000 shares of common stock authorized, 2,637,188 shares issued and outstanding at par value of $0.001 per share.

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

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date. Accordingly, an amount $960,894, representing the full fair value of the warrants was recognized in year 2014. As of March 21, 2017, the warrants were fully expired.

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

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date. Accordingly, an amount $455,476, representing the full fair value of the warrants was recognized in year 2016. As of March 31, 2017, the carrying amount of the warrants was $438,510, being its fair value.

For the periods ended March 31, 2017 and 2016, a fair value adjustment of $16,966 and $28,191 reduced the carrying value of warrants was made and recorded as a gain in the Consolidated Statements of Operations and Comprehensive Income.

As of March 31, 2017 and December 31, 2016, the Company has 235,000 and 343,429 warrants outstanding, with weighted average exercise price of $5.5 and $4.78, respectively.

The following table summarizes the Company’s outstanding warrants as of March 31, 2017 and December 31, 2016.

		Outstanding as at
Expiry date	Exercise Price	March 31, 2017	December 31, 2016
March 12, 2017 *	Nil (2016: 3.11)	-	108,429
April 14, 2020 *	5.55	235,000	235,000
		235,000	343,429

(c) Stock Options

The following tables summarize activities for the Company’s options for the three months ended March 31, 2017.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2016	3,429	11.76	0.3
Balance, March 31, 2017	3,429	11.76	0.05

Vested and exercisable as at March 31, 2017	3,429	11.76	0.05

As of March 31, 2017, there was no unrecognized compensation cost related to outstanding stock options, and the intrinsic value was close to zero because the exercise price was out-of-the-money.

Note 7 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net results from its operations in the PRC for the three months ended March 31, 2017 and 2016, and has recorded income tax (benefits)/provision for the periods, as applicable.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the three months ended March 31, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2017 and December 31, 2016, the Company’s VIE had allocated approximately $7.4 million to these non-distributable reserve funds.

Note 9 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2017	2016

Basic loss per share:
Numerator:
Net loss used in computing basic loss per share	$(1,014,150)	$(620,341)

Denominator:
Weighted average common shares outstanding	2,637,188	2,210,913
Basic loss per share	$(0.38)	$(0.28)

Diluted loss per share:
Numerator:
Net loss used in computing diluted loss per share	$(1,014,150)	$(620,341)

Denominator:
Weighted average common shares outstanding	2,637,188	2,210,913
Diluted loss per share	$(0.38)	$(0.28)

The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The dilutive common stock equivalents are the stock warrant of 235,000 and 343,429 as at March 31, 2017 and December 31, 2016.

In accordance with ASC-260-10-50-I(c), for the periods end March 31, 2017 and 2016, the Company, using the treasury stock method, determined that both the outstanding options and warrants would have been anti-dilutive if included in the denominator of the Company’s dilutive loss per share calculation because they were both out of the money. Holders of either securities would not have exercised the rights under these securities; accordingly, the options and warrants have been excluded from the loss per share calculation. Details of the attributes, such a strike price and time to maturity of the options and warrants are detailed in “Note 6 Stockholder’s Equity”.

Note 10 – OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31,2016
Accumulated other comprehensive income, beginning of period	$680,651	$3,434,348
Change in cumulative translation adjustment	316,905	(2,753,697)
Accumulated other comprehensive income, end of period	$997,556	$680,651

Note 11 – COMMITMENTS

	Total capital payment commitment	March 31, 2017	December 31, 2016
a) Three agreements with certain research institutes to conduct clinical trials for two new and one existing drugs.	$1.9	$0.7	$0.7
b) In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $11.9 million (RMB 82 million) in cash.	11.9	0.2	0.2
c) In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $8.1 million (RMB 56 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.	8.1	3.2	3.2
d) In November 2016, the Company entered into a construction contract to carry out improvement work in production plant.	1.0	0.1	0.1
Total capital payment commitment		$4.2	$4.2

Note 12 – SEGMENT INFORMATION

For the periods ended March 31, 2017 and 2016, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 13 – RISKS CONCENTRATION

The following table illustrates the Company’s risks concentration:

Sales risks concentration
	Percentage of total sales during the
Customer	Three Months Ended March 31,
	2017	2016

A	-%	100%
B	-%	-%
Total risks concentration	-%	100%

Note 14 – CONTINGENCIES

Effective as of February 5, 2017, an independent member of the board, Zhongyang Shang tendered his resignation of the Board and of the Board’s standing committees due to severe personal health issues.

On February 21, 2017, the Company received a notification letter from Nasdaq Listing Qualifications (“Nasdaq”) advising the Company that, following Zhongyang Shang’s resignation as an independent director of the Company, the Company was not in compliance with Nasdaq’s continued listing requirements set forth in Listing Rule 5605 pertaining to the independent director membership of the Company’s Board and its Audit and Compensation Committees.

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

You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operation’s and Risk Factors” contained in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2016 and the Company’s subsequent public filings.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

In April 2013, Aoxing Pharmaceutical executed a supplemental agreement to the Weinan Share Transfer Agreement (the “Weinan Supplemental Agreement”) with all the former equity holders of Shaanxi Weinan to acquire 13 drug approval numbers which were excluded from the Weinan Share Transfer Agreement due to incomplete re-registration.  The Company acquired ownership of the 13 drug approval numbers for which registration has been completed in April 2013. The aggregate purchase price was approximately $10.2 million, consisting of approximately $8.8 million in cash and 1,602,564 shares of the Company’s common stock, valued at approximately $1.4 million.

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

October 2016 Registered Offering

On October 11, 2016, the Company and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with an offering (“Offering”) pursuant to which the Company agreed to sell, and the investors agreed to purchase 425,000 shares of the Company’s common stock and warrants to purchase up to 212,500 shares of the Company’s common stock, for aggregate gross proceeds, before deducting fees to the placement agent and other estimated offering expenses payable by the Company, of approximately $1.91 million. The warrants are exercisable beginning six months and a day after the closing of this offering and expire three and a half years from the date of issuance at an exercise price of $5.55 per share. The exercise price and number of shares underlying the warrants are subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder thereof or any of its affiliates would beneficially own more than 4.99% of the Company’s common stock. The net proceeds from the offering were used for working capital and other general corporate purposes. FT Global Capital, Inc. served as the placement agents for the offering. The Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-192963), which became effective on January 3, 2014, pursuant to a prospectus supplement to be filed with the Securities and Exchange Commission.

February 2017 Nasdaq Deficiency Notification Re: Board Composition

On February 21, 2017, the Company received a notification letter from Nasdaq Listing Qualifications (“Nasdaq”) advising the Company that, following Zhongyang Shang’s resignation as an independent director of the Company, the Company was not in compliance with Nasdaq’s continued listing requirements set forth in Listing Rule 5605 pertaining to the independent director membership of the Company’s Board and its Audit and Compensation Committees. Pursuant to Listing Rules 5605(b)(1)(A), 5605(c)(4) and 5605(d)(4), the Company is extended a cure period to regain compliance with the foregoing deficiency as follows: until the earlier of the Company’s next annual shareholders’ meeting or February 5, 2018, or if the next annual shareholders’ meeting is held before August 4, 2017, then the Company must evidence compliance no later than August 4, 2017 (together, the “Compliance Deadline”). If the Company does not regain compliance by the Compliance Deadline, the Company’s securities will be subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. In its February 9, 2017 Current Report on Form 8-K, the Company disclosed Mr. Shang’s departure as a Board and Board committee member due to severe personal health issues. The Company is currently in the process of taking steps to address the foregoing continued listing deficiency; it intends to complete this process by the Compliance Deadline so as to regain the Company’s compliance with the Nasdaq continued listing requirements.

Results of Operations

Net Sales

	Three Months Ended March 31,				%
	2017		2016		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Capsule	$-	-%	$-	-%	-%
Other Aoxing Pharmaceutical products	-	-%	-	-%	-%
Subtotal	$-	-%	$-	-%	-%

Shaanxi Weinan Products	-	-%	801,627	100.0%	(100.0%)

Hospital products	-	-%	-	-%	-%

Total gross sales l	$-	-%	$801,627	100.0%	(100.0%)

Sales discount	$-	-%	$-	-%	-%

Total net sales	$-	-%	$801,627	100.0%	(100.0%)

For the three months ended March 31, 2017, total net sales decreased by approximately $0.8 million or 100% compared to the same period in 2016.

The Company had no sales on all Aoxing Pharmaceutical Products in the three months ended March 31, 2017 as Aoxing Pharmaceutical temporarily stopped production to conduct maintenance of its production lines in order to renew its GMP certificates which is expected to be renewed in the second quarter of 2017 at which time the production is expected to resume. If the Company is unable to renew its GMP certificates and resume production as intended, then its operations will be materially affected and the Company might become insolvent. In addition, its revenues, operations and the value of our common stock and common stock equivalents would be materially negatively impacted; the Company may substantially curtail or cease its operations.

There were no sales of Shaanxi Weinan’s products during the three months ended March 31, 2017 due to replacing production equipment to comply with government’s environmental protection requirement. We currently anticipate that the production of Shaanxi Weinan products will resume in June 2017.

Cost of sales

	Three Months Ended March 31,				%
	2017		2016		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Capsule	$-	-%	$-	-%	-%
Other Aoxing Pharmaceutical products	-	-%	-	-%	-%
Subtotal	$-	-%	$-	-%	-%

Shaanxi Weinan Products	-	-%	456,657	100.0%	(100.0%)

Hospital products	-	-%	-	-%	-%

Total cost of sales	$-	-%	$456,657	100.0%	(100.0%)

For the three months ended March 31, 2017, cost of sales decreased by approximately $0.5 million or 100%, compared to the same period in 2016, no costs of sales due to no production and no sales for the reasons mentioned above.

Gross Profit

	Three Months Ended March 31,
	2017		2016
Aoxing Pharmaceutical Products	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Xin Aoxing Capsule	$-	-%	$-	-%
Other Aoxing Pharmaceutical products	-	-%	-	-%
Sub-total	$-	-%	$-	-%

Shaanxi Weinan Products	$-	-%	344,970	(100.0%)

Hospital products	-	-%	-	-%

Sales discount	$-	-%	$-	-%

Total gross profit	$-	-%	$344,970	(100.0%)

Gross profit decreased by $0.3 million or 100% for three months ended March 31, 2017, as compared to same period in 2016. The decrease in gross profit was the result of no sale thus no gross profit for the period.

Operating Expenses

	Three months ended March 31,
	2017		2016
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Selling expenses	$273,476	-%	$323,066	40.3%	(15.4%)
General and administrative expenses	766,325	-%	690,422	86.1%	11.0%
Total operating expenses	$1,039,801	-%	$1,013,488	126,4%	(2.6%)

Total operating expense was relatively flat for the three months ended March 31, 2017, as compared to the same period in 2016.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  Overall decrease was approximately $0.05 million or 15.4%. The decrease in selling expenses was a result of the above mentioned lack of sales.

General and administrative expenses consist of personnel expenses, amortization and depreciation, professional fees and other general and administrative expenses. During the three months ended March 31, 2017, general and administrative expenses increased approximately $0.08 million or 11.0%. The increase in general and administrative expenses was mainly due to the increase in personnel expenses, as salary increment was offered to employees for retention during the operation suspension period.

Provision for Income Taxes

For the three months ended March 31, 2017 and 2016, we had no income tax expense nor income tax benefit. We are subject to the uniform corporate income tax rate of 25% in China. The calculation of effective tax rate includes the operating results of all our subsidiaries and the U.S. parent company.

Liquidity and Capital Resources

There is substantial doubt that the Company will continue as a going concern. As of March 31, 2017, we had cash and cash equivalents of approximately $0.5 million and net working capital of approximately $1.0 million. No production due to preparation of GMP certification renewals at our Aoxing facility and replacing production equipment to comply with government’s environmental protection requirement at our Weinan facility led to weak results in generating cash flows during the fiscal year. We have been working with the bank to extend the outstanding loans, trying to collect as much account receivables as possible, and restoring production volumes to regular levels. However, as of the time of this filing, we cannot provide any assurance that we will be able to successfully extend our loans and restore all production to regular volumes as we anticipate. If we are unable to renew our GMP certificates to allow production resumption as anticipated, our operations will be materially affected and we might become insolvent. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our revenues and operations and the value of our common stock and common stock equivalents would be materially negatively impacted and we may cease our operations. While our production levels of Shaanxi Weinan products helped to offset the substantial decrease in our sales volume in 2016, however, due to the temporarily suspension of production in both Aoxing and Weinan, no revenue has been generated in current quarter. There is no assurance that the production lines at Aoxing will resume as anticipated and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the anticipated production levels. Our inability to regain anticipated production levels may have material adverse effects on our business, operations and financial performance, and may render the Company insolvent.

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

Net cash provided by operating activities for the three months ended March 31, 2017 was approximately $0.3 million. This was primarily due to our net loss of approximately $1.0 million, adjusted by non-cash related expenses including depreciation and amortization of approximately $0.3 million, then increased by favorable changes in working capital of approximately $1.1 million. The favorable changes in working capital were mainly due to decrease in accounts receivable offset by decrease in accounts and other payables.

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

The following table sets forth our contractual obligations as of March 31, 2017:

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth in the updated disclosures below, there were no material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016 and the Company’s subsequent public filings. The Company undertakes no obligation to update or revise the information set forth herein, whether as a result of new information, changed circumstances or future events or for any other reason.

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

In May 2015, a bank account of Shaanxi Aoxing Pharmaceutical Company Limited was frozen as a result of actions by Bai Yun, an individual lender (not affiliated with the Company), in his attempt to collect the outstanding balance on the personal loan due to him from Ronghua Wang in the amount of RMB 2.67 million (USD$0.44 million), which personal loan was in default. The foregoing debt was personal debt of Ronghua Wang dating to 2010, which Ronghua Wang obtained to acquire a real estate parcel; no assets of Shaanxi Aoxing Pharmaceutical Company Limited were pledged to secure Ronghua Wang’s obligations in connection with such personal loan. Also, the corporate seal of Shaanxi Biostar was affixed to the loan agreement between the foregoing parties (which was done at the request of the lender for the sole purpose of Shaanxi Biostar’s acknowledging the transaction that involved its Chief Executive Officer, and not for any guarantee, security and/or undertaking or other similar purpose). As of June 2014, Wang Ronghua owed Bai Yun RMB 5.17 million (or US$0.8 million representing principal and accrued interest on the original loan. Subsequently, Ronghua Wang commenced a lawsuit against the seller of the real estate in question and, in December 2014, secured a judgment in the amount of RMB 17 million against the seller to recover the purchase price. At approximately the same time, Bai Yun initiated a legal action against Ronghua Wang to collect on the outstanding debt. The parties to the dispute engage in settlement negotiations and on January 9, 2015, the court finalized the settlement arrangement between the parties. Ronghua Wang has been attempting to collect on his judgment against the seller, but so far he has not been successful, which, in turn, resulted in his inability to honor the terms of his settlement arrangement with Bai Yun. In May 2015, Bai Yun sought to foreclose on the Company’s land and bank account to satisfy the outstanding debt and in February 2016, the court attempted to force a sale of the Company’s 2,674 sq. meter parcel which is currently idle, at an auction. In order to prevent such auction sale, Ronghua Wang paid RMB 2.5 million (US$0.36 million) to Bai Yun in March 2016 which amount was applied to the outstanding debt; following this payment, Bai Yun petitioned the court to terminate the auction sale. The title of the buildings and land use rights subject of this legal matter are currently seized by the court, but have not been transferred to the lender. As at March 31, 2017, Ronghua Wang is currently negotiating the terms in settling the remaining balance on the loan and had partially repaid the outstanding balance of the loan, thus avoiding the Company’s land use rights and buildings being seized and auctioned with proceeds used to settle this debt. If he pays off the remaining balance of the loan to Bai Yun, it is the Company’s understanding that the properties and land will be immediately released. As of the date of this report, the matter has not been resolved and the remaining balance owed to Bai Yun still outstanding; accordingly, the properties and land remain seized by the courts.

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

Item 1A. Risk Factors.

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016.

We have limited sources of working capital and will need substantial additional financing

Working capital required to implement our business plan will most likely be provided by funds obtained through offerings of our equity, debt, debt-linked securities, and/or equity-linked securities, and revenues generated by us. No assurance can be given that we will have revenues sufficient to support and sustain our operations or that we would be able to obtain equity/debt financing in the current economic environment. If we do not have sufficient working capital and are unable to generate sufficient revenues or raise additional funds, we may delay the completion of or significantly reduce the scope of our current business plan; delay some of our development and clinical or marketing efforts; postpone the hiring of new personnel; or, under certain dire financial circumstances, substantially curtail or cease our operations. Our current levels of working capital and the need for additional financing raise substantial doubt as to our ability to continue as a going concern. We may need substantial additional capital to fund our operations. To date, we have relied almost exclusively on organically generated revenues financing transactions to fund losses from our operations. Our inability to obtain sufficient additional financing would have a material adverse effect on our ability to implement our business plan and, as a result, could require us to significantly curtail or potentially cease our operations. At March 31, 2017, we had cash and cash equivalents of approximately $0.5 million, total current assets of approximately $6.3 million and total current liabilities of approximately $5.3 million. We will need to engage in capital-raising transactions in the near future. Such financing transactions may well cause substantial dilution to our shareholders and could involve the issuance of securities with rights senior to the outstanding shares. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of its business model, of the offering terms, etc. There is no assurance that we will be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs and to support our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our revenues and operations and the value of our common stock and common stock equivalents would be materially negatively impacted and we may cease our operations.

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

The Company has experienced a substantial decrease in sales volume of all Aoxing Pharmaceutical Products in the years ended December 31, 2015 and 2016, respectively, and the fiscal quarter ended March 31, 2017. This decrease was due to Aoxing Pharmaceutical’s temporarily suspension of production to conduct maintenance of its production lines to renew its GMP certificates which is currently anticipated to be completed in the second quarter of 2017. While our production levels of Shaanxi Weinan products helped to offset the substantial decrease in our sales volume in year ended December 31, 2016 and 2015. However, there is no assurance that the production lines at Aoxing will resume as anticipated and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the anticipated production levels. Our inability to regain anticipated production levels may have material adverse effects on our business, operations and financial performance, and may render the Company insolvent.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2017, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: May 19, 2017	By:	/s/ Ronghua Wang
Ronghua Wang, Chief Executive Officer and President (Principal Executive Officer)

Date: May 19, 2017	By:	/s/ Xiaojuan Zhai
Xiaojuan Zhai, Chief Financial Officer (Principal Financial and Accounting Officer)