Form 10-Q
period 2017-06-30
Biostar Pharmaceuticals, Inc.
filed 2017-11-15
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: June 30, 2017
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

As of November 15, 2017, the Company had 2,637,188 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

BIOSTAR PHARMACEUTICALS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$407,410	$173,290
Accounts receivable, net	-	6,741,454
Inventories	167,294	166,564
Deposits and other receivables	192,909	171,062
Value-added tax recoverable	50,541	41,462
Income tax recoverable	72,980	71,292
Total Current Assets	891,134	7,365,124

Non-current Assets
Deposits	26,070,882	21,148,284
Deferred tax assets, net	2,574,809	2,515,272
Property and equipment, net	5,819,500	5,866,612
Intangible assets, net	5,420,996	5,607,146
Total Non-Current Assets	39,886,187	35,137,314

Total Assets	$40,777,321	$42,502,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts and other payables	$2,731,221	$2,842,142
Short-term bank loans	2,380,690	2,325,643
Warrants liability	179,070	455,476
Total Current Liabilities	5,290,981	5,623,261

Commitment and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,637,188 shares issued and outstanding as of June 30, 2017 and December 31, 2016	2,637	2,637
Additional paid-in capital	31,382,467	31,382,467
Statutory reserve	7,354,413	7,354,413
Accumulated deficit	(4,869,527)	(2,540,991)
Accumulated other comprehensive income	1,616,350	680,651
Total Stockholders’ Equity	35,486,340	36,879,177

Total Liabilities and Stockholders’ Equity	$40,777,321	$42,502,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Sales, net	$-	$620,138	$-	$1,421,765
Cost of sales	-	321,250	-	777,907
Gross profit	-	298,888	-	643,858

Operating expenses:
Selling expenses	12,208	290,047	285,684	613,113
General and administrative expenses	1,515,827	539,433	2,282,152	1,229,856
Provision for doubtful debt	-	6,329,711	-	6,329,711
Total operating expenses	1,528,035	7,159,191	2,567,836	8,172,680

Loss from operations	(1,528,035)	(6,860,303)	(2,567,836)	(7,528,822)

Other income (expense):
Interest income	3	-	1,308	-
Interest expense	(45,905)	(76)	(91,622)	(38,315)
Fair value adjustment on warrants	259,440	16,156	276,406	44,348
Other income	110	-	53,609	-
Other expense	-	-	(401)	-
Total other income, net	213,648	16,080	239,300	6,033

Loss before income taxes	(1314,387)	(6,844,223)	(2,328,536)	(7,522,789)

Income tax expenses (benefits)	-	58,225	-	-

Net loss	$(1,314,387)	$(6,902,448)	$(2,328,536)	$(7,522,789)

Foreign currency translation adjustment	618,794	(1,287,182)	935,699	(977,927)

Comprehensive loss	$(695,593)	$(8,189,630)	$(1,392,837)	$(8,500,716)

Net loss per share
Basic	$(0.50)	$(3.12)	$(0.88)	$(3.40)
Diluted	$(0.50)	$(3.12)	$(0.88)	$(3.40)

Weighted average number of common shares outstanding
Basic	2,637,188	2,210,913	2,637,188	2,210,913
Diluted	2,637,188	2,210,913	2,637,188	2,210,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss	$(2,328,536)	$(7,522,789)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	579,602	512,863
Allowance for doubtful debts	-	6,329,711
Fair value adjustment on warrants	(276,406)	(44,348)
Changes in operating assets and liabilities:
Accounts receivable	6,809,977	1,497,574
Inventories	3,171	(89,451)
Deposits and other receivables	(17,566)	-
Accounts payable and accrued expenses	(175,295)	(223,052)
Value-added tax payable	(7,991)	(106,875)
Net cash provided by operating activities	4,586,956	353,633

CASH FLOWS USED IN INVESTING ACTIVITIES
Deposit paid to intended acquisition	(4,363,687)	-
Net cash used in investing activities	(4,363,687)	-

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of short-term bank loans	-	(282,903)
Net cash used in financing activities	-	(282,903)

Effect of exchange rate changes on cash and cash equivalents	10,851	97,482

Net increase in cash and cash equivalents	234,120	168,212

Cash and cash equivalents, beginning balance	173,290	38,898
Cash and cash equivalents, ending balance	$407,410	$207,110

SUPPLEMENTAL DISCLOSURES:
Interest received	$1,308	$-
Interest paid	$-	$(38,315)

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

Liquidity and Going Concern

As of June 30, 2017, we had $407,410 of cash and negative working capital of $4,399,847. For the six months ended June 30, 2017, we incurred a net loss of $2,328,536 and net cash provided by operating activities of $4,586,956. We generated cash flow from operations even though we incurred a net loss as (1) we collected outstanding receivables from our trade debtors; and (2) our net loss includes certain non-cash expenses that are added back to our cash flow from operations as shown on our condensed consolidated statements of cash flows.

We had experienced no sales volume of all Aoxing Pharmaceutical Products due to the temporarily suspension of production to conduct maintenance of its production lines to renew its GMP certificates from 2015. In addition, for the upgrade of the production facilities, the operation of Shaanxi Weinan was temporarily suspended since December 2016. There is no assurance that the production lines at Aoxing Pharmaceutical will resume and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the production levels as anticipated. Our inability to regain our production levels as anticipated may have material adverse effects on our business, operations and financial performance, and the Company may become insolvent. In addition, the Company already violated its financial covenants included in its short-term bank loans as discussed in Note 5 “Short-term Bank Loans”. Currently, the Company could still rely on the collection of outstanding debtors and potential fund raising to meet its obligations.

During 2015, as a result of outstanding personal debts of the Chief Executive Officer, Mr. Ronghua Wang, one of the Company’s bank accounts was frozen, title of three residential properties of the Company had been transferred and resulted in a loss of approximately $0.5 million (RMB 3.3 million), and certain buildings and land use rights were seized by the court but not transferred to the lender. The seized buildings and land use rights have been included in property and equipment and intangible assets respectively in the Company’s Consolidated Balance Sheets at June 30, 2017 and December 31, 2016. In February 2016, the court attempted to force a sale of the Company’s land use rights and buildings. As of December 31, 2016, Mr. Ronghua Wang had fully repaid the outstanding balance of the loan, thus the creditor petitioned the court to terminate the auction sale. Mr. Ronghua Wang has repaid approximately $0.5 million (RMB 3.3 million) to the Company to make good the loss recognized in 2015. Such cash collection is included in “other income” for year ended December 31, 2016. The Company has disclosed the above legal proceedings related to the Company to the best of its knowledge. Under the current PRC legal practice, there is also no assurance that there will be no other cases that would put the Company’s properties at risk.

Although the Company has net assets of US$35,486,340 as of June 30, 2017, the factors discussed above raise substantial doubt as to our ability to continue as a going concern. Based on our current plans for the next twelve months from the issuance of the financial statements, that is through November 2018, we anticipate that the operation of Aoxing Pharmaceutical and Shaanxi Weinan will be resumed before the end of 2017 and the sales of their pharmaceutical products will be the primary organic source of funds for future operating activities. In addition, we expect that the acquisition and production of the new drug permit will be completed by the end of 2017, together with the launching of the new product “Easy Breathing”, it will bring additional revenue and generate profits in the coming future. Currently, the Company is able to collect outstanding accounts and other receivables to meet its debt obligations; we may also try to procure bank borrowing, if available, as well as capital raises through public or private offerings of its shares and warrants. There is no assurance that we will find such funding on acceptable terms, if at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our revenues and operations and the value of our common stock and common stock equivalents would be materially negatively impacted and we may cease our operations. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

We anticipate that the new topical health product called “Easy Breathing” will be launched for sale in 2018. The product was developed by the Company’s research and development team over the past 3 years. The product is designed to have effects of relieving stuffy nose, inhibiting nasal bacteria and viruses, and mitigating effects on the inflammation of nasal mucosa. It will be manufactured, distributed and sold in China. We expect to sell approximately 400,000 units within the next 2 years, which is expected to yield approximately $7.2 million (RMB 50 million) and improve our cash flow position. In addition, the application of the renewal of Aoxing Pharmaceutical’s GMP certificate has been preliminarily approved and publicly announced by the local government in October 2017, subject to the final approval to be granted before the end of 2017.

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operations in the PRC use the Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary and VIEs are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations.  For the period ended June 30, 2017 and 2016, the Company recognized foreign translation under other comprehensive income adjustment of an income for $935,699 and a loss for $977,927, respectively.

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

The following tables present the estimated fair value of the following financial assets and liabilities of the Company:

At June 30, 2017:

	Carrying amount
				Estimated fair value
	Level 1	Level 2	Level 3
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$-	$407,410	$-	$407,410

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,380,690	$2,380,690

Carried at fair value:
Warrants liability	-	-	179,070	179,070
	$-	$-	$2,559,760	$2,559,760

At December 31, 2016:

	Carrying amount
				Estimated fair value
	Level 1	Level 2	Level 3
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$-	$173,290	$-	$173,290

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,325,643	$2,325,643

Carried at fair value:
Warrants liability	-	-	455,476	455,476
	$-	$-	$2,781,119	$2,781,119

Warrants Liability
Value at December 31, 2016	$455,476
Fair value adjustment of warrants during the six months end June 30, 2017	(276,406)
Value at June 30, 2017	$179,070

At June 30, 2017, the fair value of the warrants liability, which are recognized as level 3 financial instruments, were calculated using the binomial model that included the following inputs: stock price of the underlying asset of $1.53, an exercise price of $5.55 expected volatility of 124.95%, risk free rate of 1.5% and will be expired after 2.80 years. The change in fair value was recognized on the Company’s statement of operations during the period ended June 30, 2017.

In accordance with ASC-820-10-50-2(g), the Company has performed a sensitivity analysis of the outstanding warrants of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the binomial model that vary overtime, namely, the volatility and the risk free rate. A 5.0% decrease in volatility would decrease the value of the warrants to $13,900; a 5.0% increase in volatility would increase the value of the warrants to $13,400. A 5.0% decrease or increase in the risk free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  As of June 30, 2017 and December 31, 2016, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

As of June 30, 2017 and December 31, 2016, the allowance for doubtful debts was approximately $1.9 million and $3.2 million respectively.

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	June 30,	December 31,
	2017	2016
	(unaudited)
Raw materials	$167,294	$164,985
Work in process	-	-
Finished goods	-	1,579
	$167,294	$166,564

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	June 30,	December 31,
	2017	2016
	(unaudited)
Buildings	$2,422,743	$2,358,423
Building improvements	5,244,854	5,105,612
Machinery & equipment	1,128,811	1,098,843
Furniture & fixtures	50,567	49,224
Vehicle	106,187	103,368
Construction in progress	459,163	446,973
	$9,412,325	$9,162,443
Less: Accumulated depreciation	(3,592,825)	(3,295,831)
	$5,819,500	$5,866,612

As set out in Note 5, buildings with carrying value of approximately $1.1 million as of June 30, 2017 and December 31, 2016 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

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

Land use rights	50 years
Proprietary technologies	10 years

 The components of finite-lived intangible assets are as follows:

	June 30,	December 31,
	2017	2016
	(unaudited)
Land use rights	$2,904,240	$2,863,154
Proprietary technologies	14,901,341	14,634,737
	17,805,581	17,497,891
Less: Accumulated amortization and impairment	(12,384,585)	(11,890,745)
	$5,420,996	$5,607,146

The estimated future amortization expenses related to intangible assets as of June 30, 2017 are as follows:

Years Ending December 31,
2017	$307,320
2018	614,641
2019	614,641
2020	574,456
2021	534,271
Thereafter	2,775,667

As set out in Note 5, land use right with carrying value of approximately $2.1 million as of June 30, 2017 and December 31, 2016 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers”, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2019, and early adoption is permitted. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method. The adoption of the new revenue standards has no impact on the Company’s consolidated financial statements.

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

In October 2016, the FASB issued Accounting Standards Update ASU 2016-16, Income Taxes: Intra-Entity Transfer of Assets Other Than Inventory, which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 will be effective for fiscal years, and interim periods within those years, beginning the first quarter of 2018. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In November 2016, the FASB issued Accounting Standards Update ASU 2016-18, “Statement of Cash Flows - Restricted Cash”, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. ASU 2016-18 will be effective in the first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. The management of the Company considered that there is no impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In January 2017, the FASB issued Accounting Standards Update ASU 2017-04, “Intangibles - Goodwill and Other”, which eliminates step two from the annual goodwill impairment test. ASU 2017-04 will be effective in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis. The adoption of the standard will not materially impact our consolidated financial statements unless step one of the annual goodwill impairment test fails. The management of the Company considered that there is no impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In February 2017, the FASB issued Accounting Standards Update ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)”, which clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this Update are effective at the same time as the amendments in Update 2014-09. Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In February 2017, the FASB issued Accounting Standards Update ASU 2017-06, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965)”, which improve the usefulness of the information reported to users of employee benefit plan financial statements and to provide clarity to preparers and auditors. The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The management of the Company considered that there is no impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In March 2017, the FASB issued Accounting Standards Update ASU 2017-07, “Compensation - Retirement Benefits (Topic 715)” which improve the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In March 2017, the FASB issued Accounting Standards Update ASU Update 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20”, which relate to Premium Amortization on Purchased Callable Debt Securities. The Board is issuing this Update to amend the amortization period for certain purchased callable debt securities held at a premium. the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The management of the Company considered that there is no impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In May 2017, the FASB issued Accounting Standards Update ASU 2017-09, “Compensation—Stock Compensation (Topic 718)”, Scope of Modification Accounting. The Board is issuing this Update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In May 2017, the FASB issued Accounting Standards Update ASU 2017-10,”Service Concession Arrangements (Topic 853)”, which determine the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force). For an entity that has not adopted Topic 606 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update generally are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)).” The management of the Company considered that there is no impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

In July 2017, the FASB issued Accounting Standards Update 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II)”, which is the replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of this Update that relate to the recognition, measurement, and earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. The amendments in Part II of this Update do not have an accounting effect. The amendments in Part I of the update are effective for fiscal year, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is assessing the impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

As of June 30, 2017, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	June 30,	December 31,
	2017	2016
Current portion
Deposit for research & development	$80	$80
Other receivables and prepaid expenses	192,829	170,982
	192,909	171,062
Non-current portion
a) Deposit paid for intended acquisition a health product material supplier	$11,685,771	$11,591,407
b) Deposit paid for intended acquisition a health product manufacturer	9,433,656	4,895,749
c) Deposit paid for construction work	909,552	888,521
d) Deposit paid for intended acquisition of a mining company	2,653,216	2,591,867
e) Deposit paid for acquisition of intangible assets	1,208,687	1,180,740
Deposits	$26,070,882	$21,148,284

a.
In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $12.1 million (RMB 82 million) in cash. The completion of the acquisition is subject to the completion of a valuation report and certain conditions set out in the letter of intent being met. The deposit is fully refundable if certain conditions set out in the letter of intent are not met. The acquisition has yet to complete by June 30, 2017.

b.
In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $9.4 million (RMB 64 million), the due diligence investigation and assets appraisal are finalizing and the acquisition has yet to complete by June 30, 2017.

c.	The Company entered into a construction contract to carry out improvement work in production plant at approximately $0.9 million (RMB 6.2 million).

d.
In November 2016, the Company agreed to pay approximately $2.6 million (RMB 18 million) for a potential acquisition of a mining company in the PRC which is principally engaged in the supply of raw materials to produce health products. The deposit is fully refundable and the acquisition has yet to complete by June 30, 2017.

e.
In December 2016, the Company signed a purchase contract to acquire an existing drug permit from an independent third party at a consideration approximately $1.2 million (RMB 8.2 million). The deposit is fully refundable if certain conditions set out in the purchase contract are not met. The acquisition has yet to complete by June 30, 2017.

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

Note 5 – SHORT-TERM BANK LOANS

Short-term bank loans consisted of the followings:

		Balance as at
Inception date	Details	June 30, 2017	December 31, 2016

May 26, 2014	RMB 20 million, one year term loan, annual interest rate at 7.80%. During the period ended June 30, 2017, the Company incurred interest of RMB 0.6 million. As of June 30, 2017, the Company had cumulatively repaid RMB 3.8 million and recorded accrued interest expenses of RMB 2.7 million.	$2,380,690	$2,325,643

The loan is secured by (i) personal guarantee executed by a major shareholder of the Company; (ii) pledge of the Company’s buildings and land use right with carrying amount of approximately $3.2 million as of June 30, 2017 (Note 2); and the guarantee executed by Shaanxi BioStar. As of June 30, 2017, the short-term bank loan was originally due on May 26, 2015 and now due on demand. The Company is in negotiations with the bank to extend the loans.

Note 6 – STOCKHOLDERS’ EQUITY

(a) Common stock

As of June 30, 2017 and December 31, 2016, the Company has 100,000,000 shares of common stock authorized, 2,637,188 shares issued and outstanding at par value of $0.001 per share.

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

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date. Accordingly, an amount $960,894, representing the full fair value of the warrants was recognized in year 2014. As of June 30, 2017, the warrants were fully expired.

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

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date. Accordingly, an amount $455,476, representing the full fair value of the warrants was recognized in year 2016. As of June 30, 2017, the carrying amount of the warrants was $179,070, being its fair value.

For the periods ended June 30, 2017 and 2016, a fair value adjustment of $276,406 and $44,348 reduced the carrying value of warrants was made and recorded as a gain in the Consolidated Statements of Operations and Comprehensive Income.

As of June 30, 2017 and December 31, 2016, the Company has 235,000 and 343,429 warrants outstanding, with weighted average exercise price of $5.55 and $4.78, respectively.

The following table summarizes the Company’s outstanding warrants as of June 30, 2017 and December 31, 2016.

		Outstanding as at
Expiry date	Exercise Price	June 30, 2017	December 31, 2016
March 12, 2017 *	Nil (2016: 3.11)	-	108,429
April 14, 2020 *	5.55	235,000	235,000
		235,000	343,429

(c) Stock Options

The following tables summarize activities for the Company’s options for the six months ended June 30, 2017.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2016	3,429	11.76	0.3
Expired	(3,429)	11.76
Balance, June 30, 2017	-

Vested and exercisable as at June 30, 2017	-	-	-

As of June 30, 2017, all options were expired.

Note 7 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net results from its operations in the PRC for the six months ended June 30, 2017 and 2016, and has recorded income tax (benefits)/provision for the periods, as applicable.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the six months ended June 30, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2017 and December 31, 2016, the Company’s VIE had allocated approximately $7.4 million to these non-distributable reserve funds.

Note 9 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Basic loss per share:
Numerator:
Net loss used in computing basic loss per share	$(1,314,387)	$(6,902,448)	$(2,328,536)	$(7,522,789)

Denominator:
Weighted average common shares outstanding	2,637,188	2,210,913	2,637,188	2,210,913
Basic loss per share	$(0.50)	$(3.12)	$(0.88)	$(3.40)

Diluted loss per share:
Numerator:
Net loss used in computing diluted loss per share	$(1,314,387)	$(6,902,448)	$(2,328,536)	$(7,522,789)

Denominator:
Weighted average common shares outstanding	2,637,188	2,210,913	2,637,188	2,210,913
Diluted loss earnings per share	$(0.50)	$(3.12)	$(0.88)	$(3.40)

The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The dilutive common stock equivalents are the stock warrant of 235,000 and 343,429 as at June 30, 2017 and December 31, 2016.

In accordance with ASC-260-10-50-I(c), for the periods end June 30, 2017 and 2016, the Company, using the treasury stock method, determined that both the outstanding options and warrants would have been anti-dilutive if included in the denominator of the Company’s dilutive loss per share calculation. Holders of either securities would not have exercised the rights under these securities; accordingly, the options and warrants have been excluded from the loss per share calculation. Details of the attributes, such a strike price and time to maturity of the options and warrants are detailed in “Note 6 Stockholder’s Equity”.

Note 10 – OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Accumulated other comprehensive income, beginning of period	$680,651	$3,434,348
Change in cumulative translation adjustment	935,699	(2,753,697)
Accumulated other comprehensive income, end of period	$1,616,350	$680,651

Note 11 – COMMITMENTS

	Total capital payment commitment	June 30, 2017	December 31, 2016
a) Three agreements with certain research institutes to conduct clinical trials for two new and one existing drugs.	$2.0	$0.8	$0.7
b) In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $12.1 million (RMB 82 million) in cash.	12.1	0.2	0.2
c) In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $9.4 million (RMB 64 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.	8.3	-	3.2
d) In November 2016, the Company entered into a construction contract to carry out improvement work in production plant.	1.0	0.1	0.1
Total capital payment commitment		$1.1	$4.2

Note 12 – SEGMENT INFORMATION

For the periods ended June 30, 2017 and 2016, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 13 – RISKS CONCENTRATION

The following table illustrates the Company’s risks concentration:

Sales risks concentration
	Percentage of total sales during the
Customer	Six Months Ended June 30,
	2017	2016

A	-%	-%
B	-%	100%
Total risks concentration	-%	100%

Note 14– SUBSEQUENT EVENTS

On August 22, 2017, Biostar Pharmaceuticals, Inc. (the “Company”) received a notification letter from Nasdaq Listing Qualifications (“Nasdaq”) advising the Company that, since it had not filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing. The Company was required within 60 calendar days of the Nasdaq notification to submit a plan of compliance with the foregoing continued listing deficiency. The plan of compliance was submitted to Nasdaq on October 23, 2017 and was approved by Nasdaq staff on November 10, 2017. The Company is currently implementing the terms of the plan. If the Company is successful implementing the plan as approved by the Nasdaq staff, the staff may determine that the Company regained compliance with the continued listing deficiency. Otherwise, if the Company is not able to cure the deficiency, the Company’s common stock will be subject to delisting by Nasdaq.

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

Since 2013, we improved our customer portfolio and provided subcontracting services to hospital which provides the prescription. For the years ended December 31, 2016 and 2015, the subcontracting services income from the hospital contributed $0 and $12.4 million, respectively, to our revenue. As discussed below, the Company had no sales on all Aoxing Pharmaceutical Products in the three and six months ended June 30, 2017 and prior to those periods as Aoxing Pharmaceutical temporarily stopped production to conduct maintenance of its production lines in order to renew its GMP certificates.

Nasdaq Continued Listing Deficiency and Plan of Compliance

On August 22, 2017, we received a notification letter from Nasdaq Listing Qualifications (“Nasdaq”) advising the Company that, since it had not filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing. The Company was required within 60 calendar days of the Nasdaq notification to submit a plan of compliance with the foregoing continued listing deficiency. We submitted our plan of compliance on October 23, 2017. Upon review, the Nasdaq staff approved by Nasdaq staff on November 10, 2017 and extended the Company time until November 30, 2017 to regain its compliance with the continued listing deficiency. The Company is currently implementing the terms of the plan by filing the subject Quarterly Report. If the Company is successful implementing the plan as approved by the Nasdaq staff, the staff may determine that the Company regained compliance with the continued listing deficiency. Otherwise, if the Company is not able to cure the deficiency, the Company’s common stock will be subject to delisting by Nasdaq.

Results of Operations

Net Sales

	Three Months Ended June 30,				%
	2017		2016		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Capsule	$-	-%	$-	-%	-%
Other Aoxing Pharmaceutical products	-	-%	-	-%	-%
Subtotal	$-	-%	$-	-%	-%

Shaanxi Weinan Products	-	-%	620,138	100.0%	(100.0%)

Hospital products	-	-%	-	-%	-%

Total gross sales	$-	-%	$620,138	100.0%	(100.0%)

Sales discount	$-	-%	$-	-%	-%

Total net sales	$-	-%	$620,138	100.0%	(100.0%)

	Six Months Ended June 30,				%
	2017		2016		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Capsule	$-	-%	$-	-%	-%
Other Aoxing Pharmaceutical products	-	-%	-	-%	-%
Subtotal	$-	-%	$-	-%	-%

Shaanxi Weinan Products	-	-%	1,421,765	100.0%	(100.0%)

Hospital products	-	-%	-	-%	-%

Total gross sales	$-	-%	$1,421,765	100.0%	(100.0%)

Sales discount	$-	-%	$-	-%	-%

Total net sales	$-	-%	$1,421,765	100.0%	(100.0%)

For the three and six months ended June 30, 2017, total net sales decreased by approximately $0.6 million and $1.4 million respectively or 100% compared to the same periods in 2016.

The Company had no sales on all Aoxing Pharmaceutical Products in the three and six months ended June 30, 2017 as Aoxing Pharmaceutical temporarily stopped production to conduct maintenance of its production lines in order to renew its GMP certificates.  The Company has passed GMP certification inspections and follow-up inspections and is expecting to receive the new GMP certification before the end of the year 2017 at which point it anticipates resuming its production and sales. If the Company is unable to renew its GMP certificates and resume production as intended, then its operations will be materially affected and the Company might become insolvent. In addition, its revenues, operations and the value of our common stock and common stock equivalents would be materially negatively impacted; the Company may substantially curtail or cease its operations.

There were no sales of Shaanxi Weinan’s products during the three and six months ended June 30, 2017 due to replacing production equipment to comply with government’s environmental protection requirement. We currently anticipate that the production of Shaanxi Weinan products will resume before the end of the year 2017. However, there is no assurance we will be able to resume such production as anticipated.

Cost of sales

	Three Months Ended June 30,				%
	2017		2016		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Capsule	$-	-%	$-	-%	-%
Other Aoxing Pharmaceutical products	-	-%	-	-%	-%
Subtotal	$-	-%	$-	-%	-%

Shaanxi Weinan Products	-	-%	321,250	100.0%	(100.0%)

Hospital products	-	-%	-	-%	-%

Total cost of sales	$-	-%	$321,250	100.0%	(100.0%)

	Six Months Ended June 30,				%
	2017		2016		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Capsule	$-	-%	$-	-%	-%
Other Aoxing Pharmaceutical products	-	-%	-	-%	-%
Subtotal	$-	-%	$-	-%	-%

Shaanxi Weinan Products	-	-%	777,907	100.0%	(100.0%)

Hospital products	-	-%	-	-%	-%

Total cost of sales	$-	-%	$777,907	100.0%	(100.0%)

For the three and six months ended June 30, 2017, cost of sales decreased by approximately $0.3 million and 0.8 million respectively or 100%, compared to the same periods in 2016, no costs of sales due to no production and no sales for the reasons mentioned above.

Gross Profit

	Three Months Ended June 30,
	2017		2016
Aoxing Pharmaceutical Products	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Xin Aoxing Capsule	$-	-%	$-	-%
Other Aoxing Pharmaceutical products	-	-%	-	-%
Sub-total	$-	-%	$-	-%

Shaanxi Weinan Products	$-	-%	298,888	48.2%

Hospital products	-	-%	-	-%

Sales discount	$-	-%	$-	-%

Total gross profit	$-	-%	$298,888	48.2%

	Six Months Ended June 30,
	2017		2016
Aoxing Pharmaceutical Products	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Xin Aoxing Capsule	$-	-%	$-	-%
Other Aoxing Pharmaceutical products	-	-%	-	-%
Sub-total	$-	-%	$-	-%

Shaanxi Weinan Products	$-	-%	643,858	45.3%

Hospital products	-	-%	-	-%

Sales discount	$-	-%	$-	-%

Total gross profit	$-	-%	$643,858	45.3%

Gross profit decreased by $0.3 million and 0.6 million respectively or 100% for three and six months ended June 30, 2017, as compared to same periods in 2016. The decrease in gross profit was the result of no sale thus no gross profit for the periods.

Operating Expenses

	Three months ended June 30,
	2017		2016
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Selling expenses	$12,208	-%	$290,047	46.8%	(95.8%)
General and administrative expenses	1,515,827	-%	539,433	87.0%	181.0%
Allowance for doubtful debts	-	-%	6,329,711	1,020.7%	(100.0%)
Total operating expenses	$1,528,035	-%	$7,159,191	1,154.5%	(78.7%)

Total operating expense decreased by approximately $5.6 million or 78.7% for the three months ended June 30, 2017, as compared to the same period in 2016.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  Overall decrease was approximately $0.3 million or 95.8%. The decrease in selling expenses was a result of the above mentioned lack of sales.

General and administrative expenses consist of personnel expenses, amortization and depreciation, professional fees and other general and administrative expenses. During the three months ended June 30, 2017, general and administrative expenses increased approximately $1 million or 181.0%. The increase in general and administrative expenses was mainly due to the increase in personnel expenses, as salary increment was offered to employees for retention during the operation suspension period.

	Six months ended June 30,
	2017		2016
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Selling expenses	$285,684	-%	$613,113	43.1%	(53.4%)
General and administrative expenses	2,282,152	-%	1,229,856	86.5%	85.6%
Allowance for doubtful debts	-	-%	6,329,711	445.2%	(100.0%)
Total operating expenses	$2,567,836	-%	$8,172,680	574.8%	(68.6%)

Total operating expense decreased by approximately $5.6 million or 78.7% for the six months ended June 30, 2017, as compared to the same period in 2016.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  Overall decrease was approximately $0.3 million or 53.4%. The decrease in selling expenses was a result of the above mentioned lack of sales.

General and administrative expenses consist of personnel expenses, amortization and depreciation, professional fees and other general and administrative expenses. During the six months ended June 30, 2017, general and administrative expenses increased approximately $1.1 million or 85.6%. The increase in general and administrative expenses was mainly due to the increase in personnel expenses, as salary increment was offered to employees for retention during the operation suspension period.

Provision for Income Taxes

For the three months ended June 30, 2017, we had no income tax expense nor income tax benefit. For the three months ended June 30, 2016, we had income tax expense of approximately $0.06 million. For the six months ended June 30, 2017 and 2016, we had no income tax expense nor income tax benefit. We are subject to the uniform corporate income tax rate of 25% in China. The calculation of effective tax rate includes the operating results of all our subsidiaries and the U.S. parent company.

Liquidity and Capital Resources

There is substantial doubt that the Company will continue as a going concern. As of June 30, 2017, we had cash and cash equivalents of approximately $0.4 million and negative working capital of approximately $4.4 million. We had no production or sales due to preparation of GMP certification renewals at our Aoxing facility and replacing production equipment to comply with government’s environmental protection requirement at our Weinan facility, which led to significantly weak results in generating cash flows during the fiscal year. While our production levels of Shaanxi Weinan products helped to offset a substantial decrease in our sales volume in 2016, due to the temporarily suspension of production in both Aoxing and Weinan, no revenue has been generated in current quarter. We have been working with our financial lenders to extend the Company’s outstanding loans, while trying to collect as much of the Company’s accounts receivable as possible, while waiting to restore production volumes to regular levels. As of this filing, the Company’s application of the renewal of Aoxing Pharmaceutical’s GMP certificate has been preliminarily approved and publicly announced by the local government in October 2017, subject to the final approval to be granted before the end of 2017, at which point we anticipate resuming production and sales. However, we cannot provide any assurance that we will be able to successfully extend our outstanding loans, and the Aoxing production will resume as anticipated and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the anticipated production levels. If we are unable to renew our GMP certificates to allow production resumption as anticipated, our operations will be materially affected and we might become insolvent.

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

Net cash provided by operating activities for the six months ended June 30, 2017 was approximately $4.6 million. This was primarily due to our net loss of approximately $2.3 million, adjusted by non-cash related expenses including depreciation and amortization of approximately $0.6 million, then increased by favorable changes in working capital of approximately $6.6 million. The favorable changes in working capital were mainly due to decrease in accounts receivable as result of collection efforts offset by decrease in accounts payable and other payables.

Net cash used in investing activities for the six months ended June 30, 2017 was approximately $4.4 million which was used as deposit for intended acquisition.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2017:

	Payments due by period ($ million)
	Total	Within 1 year	1-3 years	3-5 years	>5 years
Research and development contracts	$0.8	$0.8	$-	-	-
Acquire a project for mining rights, mining assets and a mining company	0.2	0.2	-	-	-
Construction contract for improvement work	0.1	0.1	-	-	-
Total contractual obligations	$1.1	$1.1	$-	-	-

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

In May 2015, a bank account of Shaanxi Aoxing Pharmaceutical Company Limited was frozen as a result of actions by Bai Yun, an individual lender (not affiliated with the Company), in his attempt to collect the outstanding balance on the personal loan due to him from Ronghua Wang in the amount of RMB 2.67 million (USD$0.44 million), which personal loan was in default. The foregoing debt was personal debt of Ronghua Wang dating to 2010, which Ronghua Wang obtained to acquire a real estate parcel; no assets of Shaanxi Aoxing Pharmaceutical Company Limited were pledged to secure Ronghua Wang’s obligations in connection with such personal loan. Also, the corporate seal of Shaanxi Biostar was affixed to the loan agreement between the foregoing parties (which was done at the request of the lender for the sole purpose of Shaanxi Biostar’s acknowledging the transaction that involved its Chief Executive Officer, and not for any guarantee, security and/or undertaking or other similar purpose). As of June 2014, Wang Ronghua owed Bai Yun RMB 5.17 million (or US$0.8 million representing principal and accrued interest on the original loan. Subsequently, Ronghua Wang commenced a lawsuit against the seller of the real estate in question and, in December 2014, secured a judgment in the amount of RMB 17 million against the seller to recover the purchase price. At approximately the same time, Bai Yun initiated a legal action against Ronghua Wang to collect on the outstanding debt. The parties to the dispute engage in settlement negotiations and on January 9, 2015, the court finalized the settlement arrangement between the parties. Ronghua Wang has been attempting to collect on his judgment against the seller, but so far he has not been successful, which, in turn, resulted in his inability to honor the terms of his settlement arrangement with Bai Yun. In May 2015, Bai Yun sought to foreclose on the Company’s land and bank account to satisfy the outstanding debt and in February 2016, the court attempted to force a sale of the Company’s 2,674 sq. meter parcel which is currently idle, at an auction. In order to prevent such auction sale, Ronghua Wang paid RMB 2.5 million (US$0.36 million) to Bai Yun in March 2016 which amount was applied to the outstanding debt; following this payment, Bai Yun petitioned the court to terminate the auction sale. The title of the buildings and land use rights subject of this legal matter are currently seized by the court, but have not been transferred to the lender. Ronghua Wang and the Bai Yun’s representative(s) were currently negotiating the terms of settlement of the remaining  balance of the loan; Mr. Wang had partially repaid the outstanding balance of the loan, which avoided the Company’s land use rights and buildings being seized and auctioned with proceeds used to settle this debt. If he pays off the remaining balance of the loan to Bai Yun, it is the Company’s understanding that the properties and land will be immediately released. While the Company’s expectation is that this matter will be resolved by November 30, 2017, to the best of the Company’s knowledge, the matter has not been resolved as of the date of this filing and the remaining balance owed to Bai Yun still outstanding.

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

We have limited sources of working capital and will need substantial additional financing

Working capital required to implement our business plan will most likely be provided by funds obtained through offerings of our equity, debt, debt-linked securities, and/or equity-linked securities, and revenues generated by us. No assurance can be given that we will have revenues sufficient to support and sustain our operations or that we would be able to obtain equity/debt financing in the current economic environment. If we do not have sufficient working capital and are unable to generate sufficient revenues or raise additional funds, we may delay the completion of or significantly reduce the scope of our current business plan; delay some of our development and clinical or marketing efforts; postpone the hiring of new personnel; or, under certain dire financial circumstances, substantially curtail or cease our operations. Our current levels of working capital and the need for additional financing raise substantial doubt as to our ability to continue as a going concern. We may need substantial additional capital to fund our operations. To date, we have relied almost exclusively on organically generated revenues financing transactions to fund losses from our operations. Our inability to obtain sufficient additional financing would have a material adverse effect on our ability to implement our business plan and, as a result, could require us to significantly curtail or potentially cease our operations. At June 30, 2017, we had cash and cash equivalents of approximately $0.4 million, total current assets of approximately $0.9 million and total current liabilities of approximately $5.3 million. We will need to engage in capital-raising transactions in the near future. Such financing transactions may well cause substantial dilution to our shareholders and could involve the issuance of securities with rights senior to the outstanding shares. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of its business model, of the offering terms, etc. There is no assurance that we will be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs and to support our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our revenues and operations and the value of our common stock and common stock equivalents would be materially negatively impacted and we may cease our operations.

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

The Company has experienced a substantial decrease in sales volume of all Aoxing Pharmaceutical Products in the years ended December 31, 2015 and 2016, respectively, and the six months ended June 30, 2017. This decrease was due to Aoxing Pharmaceutical’s temporarily suspension of production to conduct maintenance of its production lines to renew its GMP certificates which is currently anticipated to be renewed before the end of the year 2017 at which point we will resume production and sales. While our production levels of Shaanxi Weinan products helped to offset the substantial decrease in our sales volume in year ended December 31, 2016 and 2015, however, there is no assurance that the production lines at Aoxing will resume as anticipated and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the anticipated production levels. Our inability to regain anticipated production levels may have material adverse effects on our business, operations and financial performance, and may render the Company insolvent.

If we are unable to meet the Nasdaq Stock Market continued listing requirements, our securities may be subject to delisting.

On August 22, 2017, we received a notification letter from Nasdaq Listing Qualifications ("Nasdaq") advising the Company that, since it had not filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing. The Company is required within 60 calendar days of the Nasdaq notification to submit a plan of compliance with the foregoing continued listing deficiency. The notification letter stated, in part, that if the Company's plan was approved by the Nasdaq staff, the Company could be eligible for a listing exception of up to 180 calendar days (or until February 12, 2018) to regain compliance. However, if the Nasdaq staff concluded that the Company was not able to cure the deficiency, the Company's common stock will be subject to delisting by Nasdaq. We submitted our plan of compliance on October 23, 2017. Upon review, the Nasdaq staff approved the Company’s plan of compliance on November 10, 2017 and extended the Company time until November 30, 2017 to regain its compliance with the continued listing deficiency. The Company is currently implementing the terms of the plan by filing the subject Quarterly Report. If the Company is successful implementing the plan as approved by the Nasdaq staff, the staff may determine that the Company regained compliance with the continued listing deficiency. Otherwise, if the Company is not able to cure the deficiency, the Company's common stock will be subject to delisting by Nasdaq.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2017, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: November 15, 2017	By:	/s/ Ronghua Wang
Ronghua Wang, Chief Executive Officer and President (Principal Executive Officer)

Date: November 15, 2017	By:	/s/ Xiaojuan Zhai
Xiaojuan Zhai, Chief Financial Officer (Principal Financial and Accounting Officer)