Form 10-Q
period 2017-09-30
Biostar Pharmaceuticals, Inc.
filed 2017-11-20
CIK 1418133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended: September 30, 2017
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

As of November 20, 2017, the Company had 2,637,188 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

BIOSTAR PHARMACEUTICALS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$364,973	$173,290
Accounts receivable, net	-	6,741,454
Inventories	170,555	166,564
Deposits and other receivables	335,183	171,062
Value-added tax recoverable	51,526	41,462
Income tax recoverable	74,402	71,292
Total Current Assets	996,639	7,365,124

Non-current Assets
Deposits	26,579,097	21,148,284
Deferred tax assets, net	2,625,001	2,515,272
Property and equipment, net	5,845,985	5,866,612
Intangible assets, net	5,380,544	5,607,146
Total Non-Current Assets	40,430,627	35,137,314

Total Assets	$41,427,266	$42,502,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts and other payables	$2,686,200	$2,842,142
Short-term bank loans	2,427,098	2,325,643
Warrants liability	166,145	455,476
Total Current Liabilities	5,279,443	5,623,261

Commitment and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,637,188 shares issued and outstanding as of September 30, 2017 and December 31, 2016	2,637	2,637
Additional paid-in capital	31,382,467	31,382,467
Statutory reserve	7,354,413	7,354,413
Accumulated deficit	(4,994,713)	(2,540,991)
Accumulated other comprehensive income	2,403,019	680,651
Total Stockholders’ Equity	36,147,823	36,879,177

Total Liabilities and Stockholders’ Equity	$41,427,266	$42,502,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Sales, net	$-	$644,933	$-	$2,066,698
Cost of sales	-	336,870	-	1,114,777
Gross profit	-	308,063	-	951,921

Operating expenses:
Selling expenses	14,668	290,924	300,352	904,037
General and administrative expenses	558,713	488,136	2,840,865	1,717,992
Provision for doubtful debt	-	1,491,002	-	7,820,713
Total operating expenses	573,381	2,270,062	3,141,217	10,442,742

Loss from operations	(573,381)	(1,961,999)	(3,141,217)	(9,490,821)

Other income (expense):
Interest income	13	-	1,321	-
Interest expense	(47,209)	(105,401)	(138,831)	(143,716)
Fair value adjustment on warrants	12,925	2,151	289,331	46,499
Other income	482,466	501,578	535,674	501,578
Total other income, net	448,195	398,328	687,495	404,361

Loss before income taxes	(125,186)	(1,563,671)	(2,453,722)	(9,086,460)

Income tax expenses	-	-	-	-

Net loss	$(125,186)	$(1,563,671)	$(2,453,722)	$(9,086,460)

Foreign currency translation adjustment	786,669	(174,104)	1,722,368	(1,152,031)

Comprehensive loss	$661,483	$(1,737,775)	$(731,354)	$(10,238,491)

Net loss per share
Basic	$(0.05)	$(0.71)	$(0.93)	$(4.11)
Diluted	$(0.05)	$(0.71)	$(0.93)	$(4.11)

Weighted average number of common shares outstanding
Basic	2,637,188	2,210,913	2,637,188	2,210,913
Diluted	2,637,188	2,210,913	2,637,188	2,210,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAR PHARMACEUTICALS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss	$(2,453,722)	$(9,086,460)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	879,845	913,394
Provision for doubtful accounts	-	7,820,713
Fair value adjustment on warrants	(289,331)	(46,499)
Changes in operating assets and liabilities:
Accounts receivable	6,879,240	1,605,000
Inventories	3,203	(214,017)
Deposits and other receivables	(153,182)	-
Accounts payable and accrued expenses	(272,433)	52,903
Value-added tax payable	(8,073)	(133,977)
Net cash provided by operating activities	4,585,547	911,057

CASH FLOWS USED IN INVESTING ACTIVITIES
Deposit paid to intended acquisition	(4,408,070)	-
Net cash used in investing activities	(4,408,070)	-

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of short-term bank loans	-	(281,016)
Net cash used in financing activities	-	(281,016)

Effect of exchange rate changes on cash and cash equivalents	14,206	(9,580)

Net increase in cash and cash equivalents	191,683	620,461

Cash and cash equivalents, beginning balance	173,290	38,898
Cash and cash equivalents, ending balance	$364,973	$659,359

SUPPLEMENTAL DISCLOSURES:
Interest received	$1,321	$-
Interest paid	$-	$(143,716)

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

Liquidity and Going Concern

As of September 30, 2017, we had $364,973 of cash and negative working capital of $4,282,804. For the nine months ended September 30, 2017, we incurred a net loss of $2,453,722 and net cash provided by operating activities of $4,585,547. We generated cash flow from operations even though we incurred a net loss as (1) we collected outstanding receivables from our trade debtors; and (2) our net loss includes certain non-cash expenses that are added back to our cash flow from operations as shown on our condensed consolidated statements of cash flows.

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

During 2015, as a result of outstanding personal debts of the Chief Executive Officer, Mr. Ronghua Wang, one of the Company’s bank accounts was frozen, title of three residential properties of the Company had been transferred and resulted in a loss of approximately $0.5 million (RMB 3.3 million), and certain buildings and land use rights were seized by the court but not transferred to the lender. The seized buildings and land use rights have been included in property and equipment and intangible assets respectively in the Company’s Consolidated Balance Sheets at September 30, 2017 and December 31, 2016. In February 2016, the court attempted to force a sale of the Company’s land use rights and buildings. As of September 30, 2016, Mr. Ronghua Wang had fully repaid the outstanding balance of the loan, thus the creditor petitioned the court to terminate the auction sale. Mr. Ronghua Wang has repaid approximately $0.5 million (RMB 3.3 million) to the Company to make good the loss recognized in 2015. Such cash collection is included in “other income” for the nine months ended September 30, 2016 and for the year ended December 31, 2016. The Company has disclosed the above legal proceedings related to the Company to the best of its knowledge. Under the current PRC legal practice, there is also no assurance that there will be no other cases that would put the Company’s properties at risk.

Although the Company has net assets of US$36,147,823 as of September 30, 2017, the factors discussed above raise substantial doubt as to our ability to continue as a going concern. Based on our current plans for the next twelve months from the issuance of the financial statements, that is through November 2018, we anticipate that the operation of Aoxing Pharmaceutical and Shaanxi Weinan will be resumed before the end of 2017 and the sales of their pharmaceutical products will be the primary organic source of funds for future operating activities. In addition, we expect that the acquisition and production of the new drug permit will be completed by the end of 2017, together with the launching of the new product “Easy Breathing”, it will bring additional revenue and generate profits in the coming future. Currently, the Company is able to collect outstanding accounts and other receivables to meet its debt obligations; we may also try to procure bank borrowing, if available, as well as capital raises through public or private offerings of its shares and warrants. There is no assurance that we will find such funding on acceptable terms, if at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our revenues and operations and the value of our common stock and common stock equivalents would be materially negatively impacted and we may cease our operations. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

Foreign Currency
The Company’s reporting currency is the U.S. dollar (“$”). The Company’s operations in the PRC use the Chinese Yuan Renminbi (“RMB”) as its functional currency. The financial statements of the subsidiary and VIEs are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statement of operations.  For the period ended September 30, 2017 and 2016, the Company recognized foreign translation under other comprehensive income of an income for $1,722,368 and a loss for $1,152,031, respectively.

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

The following tables present the estimated fair value of the following financial assets and liabilities of the Company:

At September 30, 2017:

	Carrying amount
				Estimated fair value
	Level 1	Level 2	Level 3
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$-	$364,973	$-	$364,973

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,427,098	$2,427,098

Carried at fair value:
Warrants liability	-	-	166,145	166,145
	$-	$-	$2,593,243	$2,593,243

At December 31, 2016:

	Carrying amount
				Estimated fair value
	Level 1	Level 2	Level 3
Financial assets

Carried at (amortized) cost:
Cash and cash equivalents	$-	$173,290	$-	$173,290

	Carrying amount
	Level 1	Level 2	Level 3	Estimated fair value
Financial liabilities

Carried at (amortized) cost:
Short-term bank loans	$-	$-	$2,325,643	$2,325,643

Carried at fair value:
Warrants liability	-	-	455,476	455,476
	$-	$-	$2,781,119	$2,781,119

Warrants Liability
Value at December 31, 2016	$455,476
Fair value adjustment of warrants during the nine months end September 30, 2017	(289,331)
Value at September 30, 2017	$166,145

At September 30, 2017, the fair value of the warrants liability, which are recognized as level 3 financial instruments, were calculated using the binomial model that included the following inputs: stock price of the underlying asset of $1.53, an exercise price of $5.55 expected volatility of 124.95%, risk free rate of 1.6% and will be expired after 2.55 years. The change in fair value was recognized on the Company’s statement of operations during the period ended September 30, 2017.

In accordance with ASC-820-10-50-2(g), the Company has performed a sensitivity analysis of the outstanding warrants of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the binomial model that vary overtime, namely, the volatility and the risk free rate. A 5.0% decrease in volatility would decrease the value of the warrants to $13,400; a 5.0% increase in volatility would increase the value of the warrants to $13,200. A 5.0% decrease or increase in the risk free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  As of September 30, 2017 and December 31, 2016, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

As of September 30, 2017 and December 31, 2016, the allowance for doubtful debts was approximately $1.5 million and $3.2 million respectively. During the nine months ended September 30, 2017 and 2016, the Company collected cash of approximately US$0.4 million and US$nil from those debtors with full allowance previously made. Such cash collected is included in “other income” of the consolidated statements of operation and comprehensive income.

Inventories

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	September 30,	December 31,
	2017	2016
	(unaudited)
Raw materials	$170,555	$164,985
Work in process	-	-
Finished goods	-	1,579
	$170,555	$166,564

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

Buildings	30 years
Building improvements	30 years
Machinery & equipment	5-10 years
Furniture & fixtures and vehicles	5-10 years

Property and equipment consisted of the following:

	September 30,	December 31,
	2017	2016
	(unaudited)
Buildings	$2,476,969	$2,358,423
Building improvements	5,362,244	5,105,612
Machinery & equipment	1,154,076	1,098,843
Furniture & fixtures	51,698	49,224
Vehicle	108,564	103,368
Construction in progress	469,440	446,973
	$9,622,991	$9,162,443
Less: Accumulated depreciation	(3,777,006)	(3,295,831)
	$5,845,985	$5,866,612

As set out in Note 5, buildings with carrying value of approximately $1.1 million as of September 30, 2017 and December 31, 2016 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

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

Land use rights	50 years
Proprietary technologies	10 years

 The components of finite-lived intangible assets are as follows:

	September 30,	December 31,
	2017	2016
	(unaudited)
Land use rights	$2,948,286	$2,863,154
Proprietary technologies	15,187,153	14,634,737
	18,135,439	17,497,891
Less: Accumulated amortization and impairment	(12,754,895)	(11,890,745)
	$5,380,544	$5,607,146

The estimated future amortization expenses related to intangible assets as of September 30, 2017 are as follows:

Years Ending December 31,
2017	$156,656
2018	626,622
2019	626,622
2020	585,654
2021	544,685
Thereafter	2,840,305

As set out in Note 5, land use right with carrying value of approximately $2.1 million as of September 30, 2017 and December 31, 2016 were pledged to a local bank in PRC as part of security for a short term bank loan facilities granted to the Company.

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

In May 2017, the FASB issued Accounting Standards Update ASU 2017-10,“Service Concession Arrangements (Topic 853)”, which determine the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force). For an entity that has not adopted Topic 606 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update generally are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)).” The management of the Company considered that there is no impact to its accounting practices and financial reporting procedures as a result of the issuance of this standard.

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

As of September 30, 2017, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	September 30,	December 31,
	2017	2016
Current portion
Deposit for research & development	$80	$80
Other receivables and prepaid expenses	335,103	170,982
	335,183	171,062
Non-current portion
a) Deposit paid for intended acquisition a health product material supplier	$12,097,077	$11,591,407
b) Deposit paid for intended acquisition a health product manufacturer	9,617,552	4,895,749
c) Deposit paid for construction work	927,282	888,521
d) Deposit paid for intended acquisition of a mining company	2,704,937	2,591,867
e) Deposit paid for acquisition of intangible assets	1,232,249	1,180,740
Deposits	$26,579,097	$21,148,284

a.
In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $12.3 million (RMB 82 million) in cash. The completion of the acquisition is subject to the completion of a valuation report and certain conditions set out in the letter of intent being met. The deposit is fully refundable if certain conditions set out in the letter of intent are not met. The acquisition has yet to complete by September 30, 2017.

b.
In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $9.6 million (RMB 64 million), the due diligence investigation and assets appraisal are finalizing and the acquisition has yet to complete by September 30, 2017.

c.	The Company entered into a construction contract to carry out improvement work in production plant at approximately $0.9 million (RMB 6.2 million).

d.
In November 2016, the Company agreed to pay approximately $2.7 million (RMB 18 million) for a potential acquisition of a mining company in the PRC which is principally engaged in the supply of raw materials to produce health products. The deposit is fully refundable and the acquisition has yet to complete by September 30, 2017.

e.
In December 2016, the Company signed a purchase contract to acquire an existing drug permit from an independent third party at a consideration approximately $1.2 million (RMB 8.2 million). The deposit is fully refundable if certain conditions set out in the purchase contract are not met. The acquisition has yet to complete by September 30, 2017.

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

Note 5 – SHORT-TERM BANK LOANS

Short-term bank loans consisted of the followings:

		Balance as at
Inception date	Details	September 30, 2017	December 31, 2016

May 26, 2014	RMB 20 million, one year term loan, annual interest rate at 7.80%. During the period ended September 30, 2017, the Company incurred interest of RMB 0.6 million. As of September 30, 2017, the Company had cumulatively repaid RMB 3.8 million and recorded accrued interest expenses of RMB 2.7 million.	$2,427,098	$2,325,643

The loan is secured by (i) personal guarantee executed by a major shareholder of the Company; (ii) pledge of the Company’s buildings and land use right with carrying amount of approximately $3.2 million as of September 30, 2017 (Note 2); and the guarantee executed by Shaanxi BioStar. As of September 30, 2017, the short-term bank loan was originally due on May 26, 2015 and now due on demand. The Company is in negotiations with the bank to extend the loans.

Note 6 – STOCKHOLDERS’ EQUITY

(a) Common stock

As of September 30, 2017 and December 31, 2016, the Company has 100,000,000 shares of common stock authorized, 2,637,188 shares issued and outstanding at par value of $0.001 per share.

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

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date. Accordingly, an amount $960,894, representing the full fair value of the warrants was recognized in year 2014. As of September 30, 2017, the warrants were fully expired.

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

In accordance with the Company’s stated accounting policy in Note 2, the warrants are initially recognized as a derivative liability at fair value at grant date. Accordingly, an amount $455,476, representing the full fair value of the warrants was recognized in year 2016. As of September 30, 2017, the carrying amount of the warrants was $166,145, being its fair value.

For the periods ended September 30, 2017 and 2016, a fair value adjustment of $289,331 and $46,499 reduced the carrying value of warrants was made and recorded as a gain in the Consolidated Statements of Operations and Comprehensive Income.

As of September 30, 2017 and December 31, 2016, the Company has 235,000 and 343,429 warrants outstanding, with weighted average exercise price of $5.55 and $4.78, respectively.

The following table summarizes the Company’s outstanding warrants as of September 30, 2017 and December 31, 2016.

		Outstanding as at
Expiry date	Exercise Price	September 30, 2017	December 31, 2016
March 12, 2017 *	Nil (2016: 3.11)	-	108,429
April 14, 2020 *	5.55	235,000	235,000
		235,000	343,429

(c) Stock Options

The following tables summarize activities for the Company’s options for the nine months ended September 30, 2017.

		Weighted Average
	Number of options	Exercise Price ($)	Remaining Life (years)
Balance, December 31, 2016	3,429	11.76	0.3
Expired	(3,429)	11.76
Balance, September 30, 2017	-

Vested and exercisable as at September 30, 2017	-	-	-

As of September 30, 2017, all options had expired.

Note 7 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net results from its operations in the PRC for the nine months ended September 30, 2017 and 2016, and has recorded income tax (benefits)/provision for the periods, as applicable.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the nine months ended September 30, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2017 and December 31, 2016, the Company’s VIE had allocated approximately $7.4 million to these non-distributable reserve funds.

Note 9 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Basic loss per share:
Numerator:
Net loss used in computing basic loss per share	$(125,186)	$(1,563,671)	$(2,453,722)	$(9,086,460)

Denominator:
Weighted average common shares outstanding	2,637,188	2,210,913	2,637,188	2,210,913
Basic loss per share	$(0.05)	$(0.71)	$(0.93)	$(4.10)

Diluted loss per share:
Numerator:
Net loss used in computing diluted loss per share	$(125,186)	$(1,563,671)	$(2,453,722)	$(9,086,460)

Denominator:
Weighted average common shares outstanding	2,637,188	2,210,913	2,637,188	2,210,913
Diluted loss earnings per share	$(0.05)	$(0.71)	$(0.93)	$(4.10)

The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The dilutive common stock equivalents are the stock warrant of 235,000 and 343,429 as at September 30, 2017 and December 31, 2016.

In accordance with ASC-260-10-50-I(c), for the periods end September 30, 2017 and 2016, the Company, using the treasury stock method, determined that both the outstanding options and warrants would have been anti-dilutive if included in the denominator of the Company’s dilutive loss per share calculation. Holders of either securities would not have exercised the rights under these securities; accordingly, the options and warrants have been excluded from the loss per share calculation. Details of the attributes, such a strike price and time to maturity of the options and warrants are detailed in “Note 6 Stockholder’s Equity”.

Note 10 – OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Accumulated other comprehensive income, beginning of period	$680,651	$3,434,348
Change in cumulative translation adjustment	1,722,368	(2,753,697)
Accumulated other comprehensive income, end of period	$2,403,019	$680,651

Note 11 – COMMITMENTS

	Total capital payment commitment	September 30, 2017	December 31, 2016
a) Three agreements with certain research institutes to conduct clinical trials for two new and one existing drugs.	$2.0	$0.8	$0.7
b) In December 2014, the Company signed a letter of intent to acquire 100% interest in a company in the PRC, which is principally engaged in supply of raw materials to produce health product, for an aggregate consideration of approximately $12.3 million (RMB 82 million) in cash.	12.3	0.2	0.2
c) In November 2013, the Company signed a letter of intent to acquire 100% interest in a health product manufacturer for an aggregate consideration of approximately $9.6 million (RMB 64 million), subject to the completion of a due diligence report and certain conditions set out in the letter of intent being met.	9.6	-	3.2
d) In November 2016, the Company entered into a construction contract to carry out improvement work in production plant.	1.0	0.1	0.1
Total capital payment commitment		$1.1	$4.2

Note 12 – SEGMENT INFORMATION

For the periods ended September 30, 2017 and 2016, all revenues of the Company represented the net sales of pharmaceutical products. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. All tangible and intangible assets are located in the PRC.

Note 13 – RISKS CONCENTRATION

The following table illustrates the Company’s risks concentration:

Sales risks concentration
	Percentage of total sales during the
Customer	Nine Months Ended September 30,
	2017	2016

A	-%	-%
B	-%	100%
Total risks concentration	-%	100%

Note 14– SUBSEQUENT EVENTS

On August 22, 2017, Biostar Pharmaceuticals, Inc. (the “Company”) received a notification letter from Nasdaq Listing Qualifications (“Nasdaq”) advising the Company that, since it had not filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing. The Company was required within 60 calendar days of the Nasdaq notification to submit a plan of compliance with the foregoing continued listing deficiency. The plan of compliance was submitted to Nasdaq on October 23, 2017 and was approved by Nasdaq staff on November 10, 2017. The Company is currently implementing the terms of the plan. If the Company is successful implementing the plan as approved by the Nasdaq staff, the staff may determine that the Company regained compliance with the continued listing deficiency. Otherwise, if the Company is not able to cure the deficiency, the Company’s common stock will be subject to delisting by Nasdaq.  On November 15, 2017, the Company filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 as planned.

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

Since 2013, we improved our customer portfolio and provided subcontracting services to hospital which provides the prescription. For the years ended December 31, 2016 and 2015, the subcontracting services income from the hospital contributed $0 and $12.4 million, respectively, to our revenue. As discussed below, the Company had no sales on all Aoxing Pharmaceutical Products in the three and nine months ended September 30, 2017 and prior to those periods as Aoxing Pharmaceutical temporarily stopped production to conduct maintenance of its production lines in order to renew its GMP certificates.

Nasdaq Continued Listing Deficiency and Plan of Compliance

On August 22, 2017, we received a notification letter from Nasdaq Listing Qualifications (“Nasdaq”) advising the Company that, since it had not filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing. The Company was required within 60 calendar days of the Nasdaq notification to submit a plan of compliance with the foregoing continued listing deficiency. We submitted our plan of compliance on October 23, 2017. Upon review, the Nasdaq staff approved by Nasdaq staff on November 10, 2017 and extended the Company time until November 30, 2017 to regain its compliance with the continued listing deficiency. On November 15, 2017, the Company filed its Quarterly Report on Form 10-Q for the quarter ended on June 30, 2017 in furtherance of its plan of compliance. If the Company is successful implementing the plan as approved by the Nasdaq staff, the staff may determine that the Company regained compliance with the continued listing deficiency. Otherwise, if the Company is not able to cure the deficiency, the Company’s common stock will be subject to delisting by Nasdaq.

Results of Operations

Net Sales

	Three Months Ended September 30,				%
	2017		2016		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Capsule	$-	-%	$-	-%	-%
Other Aoxing Pharmaceutical products	-	-%	-	-%	-%
Subtotal	$-	-%	$-	-%	-%

Shaanxi Weinan Products	-	-%	644,933	100.0%	(100.0%)

Hospital products	-	-%	-	-%	-%

Total gross sales	$-	-%	$644,933	100.0%	(100.0%)

Sales discount	$-	-%	$-	-%	-%

Total net sales	$-	-%	$644,933	100.0%	(100.0%)

	Nine Months Ended September 30,				%
	2017		2016		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Capsule	$-	-%	$-	-%	-%
Other Aoxing Pharmaceutical products	-	-%	-	-%	-%
Subtotal	$-	-%	$-	-%	-%

Shaanxi Weinan Products	-	-%	2,066,698	100.0%	(100.0%)

Hospital products	-	-%	-	-%	-%

Total gross sales	$-	-%	$2,066,698	100.0%	(100.0%)

Sales discount	$-	-%	$-	-%	-%

Total net sales	$-	-%	$2,066,698	100.0%	(100.0%)

For the three and nine months ended September 30, 2017, total net sales decreased by approximately $0.6 million and $2.1 million respectively or 100% compared to the same periods in 2016.

The Company had no sales on all Aoxing Pharmaceutical Products in the three and nine months ended September 30, 2017 as Aoxing Pharmaceutical temporarily stopped production to conduct maintenance of its production lines in order to renew its GMP certificates.  The Company has passed GMP certification inspections and follow-up inspections and is expecting to receive the new GMP certification before the end of the year 2017 at which point it anticipates resuming its production and sales. If the Company is unable to renew its GMP certificates and resume production as intended, then its operations will be materially affected and the Company might become insolvent. In addition, its revenues, operations and the value of our common stock and common stock equivalents would be materially negatively impacted; the Company may substantially curtail or cease its operations.

There were no sales of Shaanxi Weinan’s products during the three and nine months ended September 30, 2017 due to replacing production equipment to comply with government’s environmental protection requirement. We currently anticipate that the production of Shaanxi Weinan products will resume before the end of the year 2017. However, there is no assurance we will be able to resume such production as anticipated.

Cost of sales

	Three Months Ended September 30,				%
	2017		2016		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Capsule	$-	-%	$-	-%	-%
Other Aoxing Pharmaceutical products	-	-%	-	-%	-%
Subtotal	$-	-%	$-	-%	-%

Shaanxi Weinan Products	-	-%	336,870	100.0%	(100.0%)

Hospital products	-	-%	-	-%	-%

Total cost of sales	$-	-%	$336,870	100.0%	(100.0%)

	Nine Months Ended September 30,				%
	2017		2016		change
Aoxing Pharmaceutical Products		%		%
Xin Aoxing Capsule	$-	-%	$-	-%	-%
Other Aoxing Pharmaceutical products	-	-%	-	-%	-%
Subtotal	$-	-%	$-	-%	-%

Shaanxi Weinan Products	-	-%	1,114,777	100.0%	(100.0%)

Hospital products	-	-%	-	-%	-%

Total cost of sales	$-	-%	$1,114,777	100.0%	(100.0%)

For the three and nine months ended September 30, 2017, cost of sales decreased by approximately $0.3 million and 1.1 million respectively or 100%, compared to the same periods in 2016, no costs of sales due to no production and no sales for the reasons mentioned above.

Gross Profit

	Three Months Ended September 30,
	2017		2016
Aoxing Pharmaceutical Products	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Xin Aoxing Capsule	$-	-%	$-	-%
Other Aoxing Pharmaceutical products	-	-%	-	-%
Sub-total	$-	-%	$-	-%

Shaanxi Weinan Products	$-	-%	308,063	48.0%

Hospital products	-	-%	-	-%

Sales discount	$-	-%	$-	-%

Total gross profit	$-	-%	$308,063	48.0%

	Nine Months Ended September 30,
	2017		2016
Aoxing Pharmaceutical Products	Gross Profit	Product Gross Margin %	Gross Profit	Product Gross Margin %
Xin Aoxing Capsule	$-	-%	$-	-%
Other Aoxing Pharmaceutical products	-	-%	-	-%
Sub-total	$-	-%	$-	-%

Shaanxi Weinan Products	$-	-%	951,921	46.0%

Hospital products	-	-%	-	-%

Sales discount	$-	-%	$-	-%

Total gross profit	$-	-%	$951,921	46.0%

Gross profit decreased by $0.3 million and 1.0 million respectively or 100% for three and nine months ended September 30, 2017, as compared to same periods in 2016. The decrease in gross profit was the result of no sale thus no gross profit for the periods.

Operating Expenses

	Three months ended September 30,
	2017		2016
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Selling expenses	$14,668	-%	$290,924	45.1%	(95.0%)
General and administrative expenses	558,713	-%	488,136	75.7%	14.5%
Allowance for doubtful debts	-	-%	1,491,002	231.2%	(100.0%)
Total operating expenses	$573,381	-%	$2,270,062	352.0%	(74.7%)

Total operating expense decreased by approximately $1.7 million or 74.7% for the three months ended September 30, 2017, as compared to the same period in 2016.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  Overall decrease was approximately $0.3 million or 95.0%. The decrease in selling expenses was a result of the above mentioned lack of sales.

General and administrative expenses consist of personnel expenses, amortization and depreciation, professional fees and other general and administrative expenses. During the three months ended September 30, 2017, general and administrative expenses increased approximately $0.07 million or 14.5%. The increase in general and administrative expenses was mainly due to the increase in personnel expenses, as salary increment was offered to employees for retention during the operation suspension period.

	Nine months ended September 30,
	2017		2016
	Operating expenses	% of net sales	Operating expenses	% of net sales	% change
Selling expenses	$300,352	-%	$904,037	43.7%	(66.8%)
General and administrative expenses	2,840,865	-%	1,717,992	83.1%	65.4%
Allowance for doubtful debts	-	-%	7,820,713	378.4%	(100.0%)
Total operating expenses	$3,141,217	-%	$10,442,742	505.2%	(69.9%)

Total operating expense decreased by approximately $7.3 million or 69.9% for the nine months ended September 30, 2017, as compared to the same period in 2016.

Selling expenses consist mostly of sales salaries, commission and other selling expenses.  Overall decrease was approximately $0.6 million or 66.8%. The decrease in selling expenses was a result of the above mentioned lack of sales.

General and administrative expenses consist of personnel expenses, amortization and depreciation, professional fees and other general and administrative expenses. During the nine months ended September 30, 2017, general and administrative expenses increased approximately $1.1 million or 65.4%. The increase in general and administrative expenses was mainly due to the increase in personnel expenses, as salary increment was offered to employees for retention during the operation suspension period.

Provision for Income Taxes

For the three and nine months ended September 30, 2017 and 2016, we had no income tax expense nor income tax benefit. We are subject to the uniform corporate income tax rate of 25% in China. The calculation of effective tax rate includes the operating results of all our subsidiaries and the U.S. parent company.

Liquidity and Capital Resources

There is substantial doubt that the Company will continue as a going concern. As of September 30, 2017, we had cash and cash equivalents of approximately $0.4 million and negative working capital of approximately $4.3 million. We had no production or sales due to preparation of GMP certification renewals at our Aoxing facility and replacing production equipment to comply with government’s environmental protection requirement at our Weinan facility, which led to significantly weak results in generating cash flows during the fiscal year. While our production levels of Shaanxi Weinan products helped to offset a substantial decrease in our sales volume in 2016, due to the temporarily suspension of production in both Aoxing and Weinan, no revenue has been generated in current quarter. We have been working with our financial lenders to extend the Company’s outstanding loans, while trying to collect as much of the Company’s accounts receivable as possible, while waiting to restore production volumes to regular levels. As of this filing, the Company’s application of the renewal of Aoxing Pharmaceutical’s GMP certificate has been preliminarily approved and publicly announced by the local government in October 2017, subject to the final approval to be granted before the end of 2017, at which point we anticipate resuming production and sales. However, we cannot provide any assurance that we will be able to successfully extend our outstanding loans, and the Aoxing production will resume as anticipated and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the anticipated production levels. If we are unable to renew our GMP certificates to allow production resumption as anticipated, our operations will be materially affected and we might become insolvent.

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

Net cash provided by operating activities for the nine months ended September 30, 2017 was approximately $4.6 million. This was primarily due to our net loss of approximately $2.5 million, adjusted by non-cash related expenses including depreciation and amortization of approximately $0.9 million and non-cash related positive fair value adjustment on warrants of $0.3 million, then increased by favorable changes in working capital of approximately $6.4 million. The favorable changes in working capital were mainly due to decrease in accounts receivable as result of collection efforts offset by decrease in accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2017 was approximately $4.4 million which was used as deposit for intended acquisition.

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

The following table sets forth our contractual obligations as of September 30, 2017:

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

We have limited sources of working capital and will need substantial additional financing

Working capital required to implement our business plan will most likely be provided by funds obtained through offerings of our equity, debt, debt-linked securities, and/or equity-linked securities, and revenues generated by us. No assurance can be given that we will have revenues sufficient to support and sustain our operations or that we would be able to obtain equity/debt financing in the current economic environment. If we do not have sufficient working capital and are unable to generate sufficient revenues or raise additional funds, we may delay the completion of or significantly reduce the scope of our current business plan; delay some of our development and clinical or marketing efforts; postpone the hiring of new personnel; or, under certain dire financial circumstances, substantially curtail or cease our operations. Our current levels of working capital and the need for additional financing raise substantial doubt as to our ability to continue as a going concern. We may need substantial additional capital to fund our operations. To date, we have relied almost exclusively on organically generated revenues financing transactions to fund losses from our operations. Our inability to obtain sufficient additional financing would have a material adverse effect on our ability to implement our business plan and, as a result, could require us to significantly curtail or potentially cease our operations. At September 30, 2017, we had cash and cash equivalents of approximately $0.4 million, total current assets of approximately $1.0 million and total current liabilities of approximately $5.3 million. We will need to engage in capital-raising transactions in the near future. Such financing transactions may well cause substantial dilution to our shareholders and could involve the issuance of securities with rights senior to the outstanding shares. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of its business model, of the offering terms, etc. There is no assurance that we will be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs and to support our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our revenues and operations and the value of our common stock and common stock equivalents would be materially negatively impacted and we may cease our operations.

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

The Company has experienced a substantial decrease in sales volume of all Aoxing Pharmaceutical Products in the years ended December 31, 2015 and 2016, respectively, and the nine months ended September 30, 2017. This decrease was due to Aoxing Pharmaceutical’s temporarily suspension of production to conduct maintenance of its production lines to renew its GMP certificates which is currently anticipated to be renewed before the end of the year 2017 at which point we will resume production and sales. While our production levels of Shaanxi Weinan products helped to offset the substantial decrease in our sales volume in year ended December 31, 2016 and 2015, however, there is no assurance that the production lines at Aoxing will resume as anticipated and the renewal of GMP certificates will occur when anticipated, or even if they are renewed, we will be able to return to the anticipated production levels. Our inability to regain anticipated production levels may have material adverse effects on our business, operations and financial performance, and may render the Company insolvent.

If we are unable to meet the Nasdaq Stock Market continued listing requirements, our securities may be subject to delisting.

On August 22, 2017, we received a notification letter from Nasdaq Listing Qualifications (“Nasdaq”) advising the Company that, since it had not filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing. The Company is required within 60 calendar days of the Nasdaq notification to submit a plan of compliance with the foregoing continued listing deficiency. The notification letter stated, in part, that if the Company’s plan was approved by the Nasdaq staff, the Company could be eligible for a listing exception of up to 180 calendar days (or until February 12, 2018) to regain compliance. However, if the Nasdaq staff concluded that the Company was not able to cure the deficiency, the Company’s common stock will be subject to delisting by Nasdaq. We submitted our plan of compliance on October 23, 2017. Upon review, the Nasdaq staff approved the Company’s plan of compliance on November 10, 2017 and extended the Company time until November 30, 2017 to regain its compliance with the continued listing deficiency. On November 15, 2017, the Company filed its Quarterly Report on Form 10-Q for the quarter ended on June 30, 2017 in furtherance of its plan of compliance.  If the Company is successful implementing the plan as approved by the Nasdaq staff, the staff may determine that the Company regained compliance with the continued listing deficiency. Otherwise, if the Company is not able to cure the deficiency, the Company’s common stock will be subject to delisting by Nasdaq.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2017, neither the Company, nor any of its affiliated purchasers repurchased any of the Company’s securities. The Company did not sell any unregistered securities during the same fiscal period.

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

BIOSTAR PHARMACEUTICALS, INC. (Registrant)

Date: November 20, 2017	By:	/s/ Ronghua Wang
Ronghua Wang, Chief Executive Officer and President (Principal Executive Officer)

Date: November 20, 2017	By:	/s/ Xiaojuan Zhai
Xiaojuan Zhai, Chief Financial Officer (Principal Financial and Accounting Officer)